Form 10-Q
period 1995-03-31
RONSON CORP
filed 1995-05-12
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1995
                                          --------------

                         Commission File Number 1-1031
                                                ------

                               RONSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                          22-0743290
    -------------------------------            -------------------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)


       Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875
       ------------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)


                                 (908) 469-8300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [  ]

As of March 31, 1995, there were 1,705,890 shares of the Registrant's common stock outstanding.

                               RONSON CORPORATION

                                FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS

         CONSOLIDATED STATEMENTS OF OPERATIONS

         CONSOLIDATED STATEMENTS OF CASH FLOWS

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL
           CONDITION


PART II - OTHER INFORMATION:

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                           (in thousands of dollars)

                                                          March 31,   December 31,
                   ASSETS                                   1995         1994
                                                          --------     --------
                                                        (unaudited)
CURRENT ASSETS:
Cash .................................................    $    280     $    186
Accounts receivable - net ............................       1,843        1,697

Inventories:
  Finished goods .....................................       4,287        4,650
  Work in process ....................................          79           76
  Raw materials ......................................         593          772
                                                          --------     --------
                                                             4,959        5,498
Other current assets .................................         500          690
Current assets of discontinued operations ............         157           97
                                                          --------     --------
      TOTAL CURRENT ASSETS ...........................       7,739        8,168
                                                          --------     --------

Property, plant and equipment, at cost:
  Land ...............................................          19           19
  Buildings and improvements .........................       3,370        3,360
  Machinery and equipment ............................       2,938        2,902
  Construction in progress ...........................           5            5
                                                          --------     --------
                                                             6,332        6,286
Less accumulated depreciation and amortization .......       4,136        4,049
                                                          --------     --------
                                                             2,196        2,237
Intangible pension assets ............................         447          463
Other assets .........................................         636          588
Other assets of discontinued operations ..............         431          431
                                                          --------     --------
                                                          $ 11,449     $ 11,887
                                                          ========     ========
See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
              ----------------------------------------------------
                           (in thousands of dollars)

                                                          March 31,   December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY                   1995         1994
                                                          --------     --------
                                                        (unaudited)
CURRENT LIABILITIES:
Short-term debt ......................................    $  3,193     $  2,750
Current portion of long-term debt ....................         531          553
Current portion of lease obligations .................          45           58
Current portion of pension obligations ...............       1,381        1,913
Accounts payable .....................................       1,516        1,693
Accrued expenses .....................................       2,068        2,044
Current liabilities of discontinued operations .......         487          584
                                                          --------     --------
      TOTAL CURRENT LIABILITIES ......................       9,221        9,595
                                                          --------     --------

Pension obligations ..................................         269          559
Other long-term liabilities ..........................         425          461
Long-term liabilities of discontinued operations .....          99          101

STOCKHOLDERS' EQUITY:
Preferred stock ......................................           9            9
Common stock .........................................       1,768        1,768
Additional paid-in capital ...........................      30,329       30,329
Accumulated deficit ..................................     (27,494)     (27,721)
Unrecognized net loss on pension plans ...............      (1,557)      (1,595)
Cumulative foreign currency translation adjustment ...         (27)         (26)
                                                          --------     --------
                                                             3,028        2,764
Less cost of treasury shares .........................       1,593        1,593
                                                          --------     --------
                                                             1,435        1,171
                                                          --------     --------
                                                          $ 11,449     $ 11,887
                                                          ========     ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------
          in thousands of dollars (except per share data) (unaudited)

                                                             Quarter Ended
                                                                March 31,
                                                       ------------------------
                                                         1995            1994
                                                       --------        --------
NET SALES ......................................       $  5,844        $  5,389
                                                       --------        --------
Cost and expenses:
  Cost of sales ................................          3,782           3,634
  Selling, shipping and advertising ............            858             704
  General and administrative ...................            819             738
  Depreciation and amortization ................             87              80
                                                       --------        --------
                                                          5,546           5,156
                                                       --------        --------

EARNINGS FROM OPERATIONS .......................            298             233
                                                       --------        --------
Other income (expense):
  Interest expense .............................           (111)            (69)
  Other-net ....................................             34             (33)
                                                       --------        --------
                                                            (77)           (102)
                                                       --------        --------

EARNINGS BEFORE INCOME TAXES ...................            221             131

Income tax benefit .............................              6            --
                                                       --------        --------

NET EARNINGS ...................................       $    227        $    131
                                                       ========        ========


EARNINGS PER COMMON SHARE:

  Assuming no dilution .........................       $   0.11        $   0.05
                                                       ========        ========

  Assuming full dilution .......................       $   0.09        $   0.05
                                                       ========        ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            -------------------------------------------------------
                  (in thousands of dollars) (unaudited)

                                                                Quarter Ended
                                                                  March 31,
                                                              -----------------
                                                               1995       1994
                                                              ------     ------
   Cash Flows from Operating Activities:
   Net earnings ..........................................    $  227     $  131
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
      Depreciation and amortization ......................        87         80
      Gain on sale of property, plant & equipment ........        (6)        --
      Deferred income tax benefit ........................       (26)        --
      Increase (decrease) in cash from changes in:
         Accounts receivable .............................      (146)      (249)
         Inventories .....................................       539       (274)
         Other current assets ............................       131        (35)
         Accounts payable ................................      (199)       139
         Accrued expenses ................................       (51)      (219)
      Net change in pension-related accounts .............      (768)       109
      Other ..............................................       (49)        14
                                                              ------     ------
         Net cash used in operating activities ...........      (261)      (304)
                                                              ------     ------
   Cash Flows from Investing Activities:
   Sale of property, plant and equipment .................         6         --
   Capital expenditures ..................................       (46)       (94)
                                                              ------     ------
         Net cash used in investing activities ...........       (40)       (94)
                                                              ------     ------
   Cash Flows from Financing Activities:
   Proceeds from short-term debt .........................       860         90
   Payments of dividends on preferred stock ..............        --        (46)
   Payments of long-term debt ............................       (22)       (22)
   Payments of long-term lease obligations ...............       (26)       (14)
   Payments of short-term debt ...........................      (417)       (89)
                                                              ------     ------
         Net cash provided by (used in) financing
             activities ..................................       395        (81)
                                                              ------     ------
      Net increase (decrease) in cash ....................        94       (479)

      Cash at beginning of period ........................       186        607
                                                              ------     ------

      Cash at end of period ..............................    $  280     $  128
                                                              ======     ======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 1995 (unaudited)


Note 1: ACCOUNTING POLICIES

        Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 1995 and 1994 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

        Per Common Share Data - Earnings per common share, assuming no dilution, was computed by dividing earnings less cumulative preferred dividends by the weighted average number of common shares outstanding.

        Earnings per common share, assuming full dilution, was computed by dividing earnings by the weighted average number of common shares outstanding plus the assumed conversion of the preferred shares to common shares. Such assumed conversion was anti-dilutive for the three-months ended March 31, 1994, and, therefore, was excluded from the computation of earnings per common share, assuming full dilution, for that period.

        The weighted average number of common shares used for these computations was as follows:

                                                  Quarter Ended
                                                     March 31
                                            --------------------------
                                               1995            1994
                                            ---------        ---------
         Assuming no dilution               1,705,899        1,698,768
         Assuming full dilution             2,579,166        2,576,180

        Discontinued Operations - On October 6, 1993, the Registrant, Ronson Corporation (the "Company"), sold the assets and business of Ronson Hydraulic Units Corporation ("Ronson Hydraulics"). As a result, the operations of Ronson Hydraulics have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and other related operating statement data. Ronson Metals Corporation ("Ronson Metals") is also being accounted for as a discontinued operation and, accordingly, its operating results are reported in this manner in all periods presented in the accompanying Consolidated Statements of Operations and other related operating statement data.

        This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.


Note 2: SHORT-TERM DEBT

        On January 11, 1995, Ronson Consumer Products Corporation ("Ronson Consumer Products") entered into an agreement with United Jersey Bank ("UJB") for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit of up to $2,000,000 to Ronson Consumer Products, which expires on January 11, 1997, based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Term Loan of $225,000 is to be repaid in 36 monthly installments of $6,250 plus interest through April 1, 1998 and is based on the value of the machinery and equipment of Ronson Consumer Products. The loans bear interest at the rate of 2% above UJB's prime rate (9% at March 31, 1995). The Revolving Loan and Term Loan are secured by the accounts receivable, inventory and machinery and equipment of Ronson Consumer Products and a mortgage on the land, buildings and improvements of Ronson Consumer Products and the guarantees of the Company and Ronson Corporation of Canada, Ltd. The UJB agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

        At March 31, 1995, the amount of the Revolving Loan was $983,000. The funds available under the Term Loan were not utilized until April 7, 1995.


Note 3: LONG-TERM DEBT

        In accordance with the terms of the Ronson Aviation, Inc. ("Ronson Aviation") mortgage, in the amount of $531,000 at March 31, 1995, with the Bank of New York, National Community Division, ("BONY/NCD"), the remaining mortgage balance is due to be paid on June 30, 1995, in the amount of $510,000. The Company and BONY/NCD are in discussion about extending the due date of the mortgage. At December 31, 1994, and March 31, 1995, Ronson Aviation was in technical non-compliance with a provision of the BONY/NCD loan agreements.


Note 4: CONTINGENCIES

        On December 30, 1994, the Company agreed to a settlement with the United States Department of Labor ("DOL") and on February 3, 1995, the Company agreed to a settlement with an appellate office of the Internal Revenue Service ("IRS"), which was accepted on behalf of the Commissioner of the IRS on March 7, 1995, related to the 1991 contribution by the Company of unencumbered land, not used in operations, to the Ronson Corporation Retirement Plan ("Retirement Plan"). The settlements with the DOL and IRS settled all matters arising from the IRS examination of the information return, Form 5500, of the Retirement Plan for the years ended June 30, 1991 and June 30, 1992, including the proposed assessments pertaining to such years. As described more fully below, there remains an additional contingent liability at March 31, 1995 of approximately $190,000.

        Under the terms of the settlements with the IRS and DOL, the land contributed in 1991 will remain in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount is stayed, and no collection action will be taken unless the Company fails to make required payments to an escrow account. Further, the amount of the judgment will be satisfied in whole, or in part, by the proceeds from the future sale of the land by the Retirement Plan. At December 31, 1994, the appraised value of the land is about $675,000, compared to the amount of the judgment, including interest, of approximately $865,000 at March 31, 1995, for a net contingent liability of the Company of approximately $190,000.

        The Company is involved in various lawsuits. Management believes that the outcome of these lawsuits will not have a material adverse effect on the Company's financial position.

        Largely as the result of increased cost of product liability insurance, the Company has secured substantially smaller amounts of liability insurance than it had purchased prior to 1987. While the Company has never settled or been liable for claims for amounts in excess of the reduced level of coverage now available, the present level of insurance represents a potential exposure for the Company.


Note 5. STATEMENTS OF CASH FLOWS

        Certificates of deposit that have a maturity of three months or more are not considered cash equivalents for purposes of the accompanying consolidated statements of cash flows.

        Supplemental disclosures of cash flow information (in thousands):

                                           Quarter ended March 31,
                                           -----------------------
                                              1995         1994
                                              ----         ----
        Cash Payments for:
                Interest                      $105         $ 62
                Income taxes                    --           93

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

RESULTS OF OPERATIONS

First Quarter 1995 Compared to First Quarter 1994

        The Registrant, Ronson Corporation ("the Company"), had Net Earnings in the first quarter of 1995 of $227,000 compared to Net Earnings in the first quarter of 1994 of $131,000, an increase of 73%. The Company's Earnings from Operations increased by 28% in the first quarter of 1995 to $298,000 from $233,000 in the first quarter of 1994.

        The Company's consolidated Net Sales increased to $5,844,000 in the first quarter of 1995 from $5,389,000 in the first quarter of 1994, an increase of 8%. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd., Mississauga, Ontario, (together "Ronson Consumer Products") increased by 24% in the first quarter of 1995 as compared to the first quarter of 1994 primarily due to increased shipments of lighter and accessory products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 12% in the first quarter of 1995 compared to the first quarter of 1994, primarily due to lower aircraft sales.

        Cost of Sales, as a percentage of Net Sales, was reduced to 65% in the first quarter of 1995 from 67% in the first quarter of 1994 primarily because the Net Sales of Ronson Consumer Products were a greater portion of the consolidated Net Sales in the first quarter of 1995 as compared to the first quarter of 1994. The Cost of Sales percentage at Ronson Consumer Products increased to 50% in the first quarter of 1995 as compared to 49% in the first quarter of 1994 primarily due to a change in the mix of products. The Cost of Sales percentage at Ronson Aviation was unchanged at 92% in the two periods.

        Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 15% in the first quarter of 1995 from 13% in the first quarter of 1994 primarily due to sales promotion costs at Ronson Consumer Products related to the introduction of the new RONII refillable butane lighter on January 1, 1995.

        Interest Expense increased to $111,000 in the first quarter of 1995 from $69,000 in the first quarter of 1994 primarily due to the additional short-term debt from the new line of credit agreement between RCPC and United Jersey Bank ("UJB") dated January 11, 1995.

        Other Income (Expense)-Net in the first quarter of 1995 included approximately $38,000 of royalty income related to final settlement of certain overseas trademark rights.


FINANCIAL CONDITION

        The Company's Stockholders' Equity improved to $1,435,000 at March 31, 1995 from $1,171,000 at December 31, 1994. The improvement of $264,000 in 1995
Stockholders' Equity is primarily due to the Net Earnings in the first quarter of 1995. At March 31, 1995, the Company had a deficiency in working capital of $1,482,000 as compared to $1,427,000 at December 31, 1994. The increase in the deficiency in working capital is primarily due to the change in classification of $316,000 in pension obligations from long-term liabilities to current liabilities which was substantially offset by the Net Earnings in the quarter.

        On January 11, 1995, RCPC entered into an agreement with UJB for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit up to $2,000,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Term Loan of $225,000 is payable in equal installments of $6,250 plus interest for 36 months and is based on the value of the machinery and equipment of RCPC. The loans bear interest at the rate of 2% above UJB's prime rate. The Revolving Loan and Term Loan are secured by the accounts receivable, inventory, machinery and equipment of RCPC, a mortgage on the land, buildings and improvements of RCPC and the guarantees of the Company and Ronson Corporation of Canada, Ltd. The UJB agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries. The short-term debt of $332,000 at December 31, 1994 of RCPC to United Credit Corporation was repaid in full out of the proceeds of the UJB loans to RCPC. Also out of the proceeds from the financing, the Company contributed approximately $850,000 to the Ronson Corporation Retirement Plan to meet substantially all of the required minimum funding of the Ronson Corporation Retirement Plan for 1995.

        At March 31, 1995, RCPC had additional credit available under the Revolving Loan of approximately $250,000 in excess of the outstanding Revolving Loan balance. In addition, the $225,000 proceeds from the Term Loan were not taken by RCPC until April 1995.

        In accordance with the extended terms of the Ronson Aviation mortgage with the Bank of New York, National Community Division ("BONY/NCD"), the mortgage balance is currently due to be paid on June 30, 1995. The Company and BONY/NCD are in discussions regarding extending the mortgage beyond June 30, 1995. At March 31, 1995 and December 31, 1994, Ronson Aviation was in technical non-compliance with a provision of the BONY/NCD loan agreements.

        The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financing arrangements, potential additional sources of financing and existing cash balances.

PART II - OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                 None.

            (b) Reports on Form 8-K

                On January 17, 1995, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to Items 4 and 7 of such report. No financial statements were included with this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RONSON CORPORATION



    Date:  May 10, 1995                       /s/Louis V. Aronson II
                                             -----------------------------------
                                             Louis V. Aronson II, President
                                             and Chief Executive Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)



    Date:  May 10, 1995                       /s/Daryl K. Holcomb
                                             -----------------------------------
                                             Daryl K. Holcomb
                                             Chief Financial Officer,
                                             Controller and Treasurer

                                             (Signing as Chief Financial
                                             Officer of the Registrant)