Form 10-Q
period 1995-06-30
RONSON CORP
filed 1995-08-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended  June 30, 1995
                                          ---------------

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

As of June 30, 1995, there were 1,712,887 shares of the Registrant's common stock outstanding.

                               RONSON CORPORATION

                                FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:

                JUNE 30, 1995 AND DECEMBER 31, 1994

         CONSOLIDATED STATEMENTS OF EARNINGS:

                QUARTER ENDED JUNE 30, 1995 AND 1994

                SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         CONSOLIDATED STATEMENTS OF CASH FLOWS:

                SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL
                CONDITION


PART II - OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                           (in thousands of dollars)

                                                          June 30,    December 31,
                                                            1995          1994
                                                          --------     --------
                               ASSETS                   (unaudited)
CURRENT ASSETS:
Cash .................................................    $    227     $    186
Accounts receivable - net ............................       1,988        1,697
Inventories:
  Finished goods .....................................       5,545        4,650
  Work in process ....................................         127           76
  Raw materials ......................................         674          772
                                                          --------     --------
                                                             6,346        5,498
Other current assets .................................         608          690
Current assets of discontinued operations ............         207           97
                                                          --------     --------
      TOTAL CURRENT ASSETS ...........................       9,376        8,168
                                                          --------     --------

Property, plant and equipment, at cost:
  Land ...............................................          19           19
  Buildings and improvements .........................       3,442        3,360
  Machinery and equipment ............................       2,972        2,902
  Construction in progress ...........................          14            5
                                                          --------     --------
                                                             6,447        6,286
Less accumulated depreciation and amortization .......       4,221        4,049
                                                          --------     --------
                                                             2,226        2,237
Intangible pension assets ............................         432          463
Other assets .........................................         865          588
Other assets of discontinued operations ..............         431          431
                                                          --------     --------
                                                          $ 13,330     $ 11,887
                                                          ========     ========
See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
              ----------------------------------------------------
                           (in thousands of dollars)
                                                          June 30,    December 31,
                                                            1995          1994
                                                          --------     --------
          LIABILITIES AND STOCKHOLDERS' EQUITY          (unaudited)
CURRENT LIABILITIES:
Short-term debt ......................................    $  4,646     $  2,750
Current portion of long-term debt ....................         183          553
Current portion of lease obligations .................          44           58
Current portion of pension obligations ...............       1,415        1,913
Accounts payable .....................................       1,422        1,693
Accrued expenses .....................................       1,857        2,044
Current liabilities of discontinued operations .......         386          584
                                                          --------     --------
      TOTAL CURRENT LIABILITIES ......................       9,953        9,595
                                                          --------     --------

Long-term debt .......................................         540         --
Pension obligations ..................................         254          559
Other long-term liabilities ..........................         396          461
Long-term liabilities of discontinued operations .....          97          101

STOCKHOLDERS' EQUITY:
Preferred stock ......................................           9            9
Common stock .........................................       1,775        1,768
Additional paid-in capital ...........................      30,329       30,329
Accumulated deficit ..................................     (26,884)     (27,721)
Unrecognized net loss on pension plans ...............      (1,518)      (1,595)
Cumulative foreign currency translation adjustment ...         (28)         (26)
                                                          --------     --------
                                                             3,683        2,764
Less cost of treasury shares .........................       1,593        1,593
                                                          --------     --------
                                                             2,090        1,171
                                                          --------     --------
                                                          $ 13,330     $ 11,887
                                                          ========     ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          ------------------------------------------------------------
          (in thousands of dollars except per share data) (unaudited)

                                                              Quarter Ended
                                                                 June 30,
                                                         ----------------------
                                                           1995          1994
                                                         -------        -------
NET SALES ........................................       $ 8,304        $ 6,553
                                                         -------        -------
Cost and expenses:
  Cost of sales ..................................         5,886          4,493
  Selling, shipping and advertising ..............           932            763
  General and administrative .....................           844            795
  Depreciation and amortization ..................            85             86
                                                         -------        -------
                                                           7,747          6,137
                                                         -------        -------

EARNINGS FROM OPERATIONS .........................           557            416
                                                         -------        -------
Other income (expense):
  Interest expense ...............................          (120)           (73)
  Other-net ......................................            61            (40)
                                                         -------        -------
                                                             (59)          (113)
                                                         -------        -------

EARNINGS BEFORE INCOME TAXES .....................           498            303

Income tax benefit-net ...........................           112           --
                                                         -------        -------

NET EARNINGS .....................................       $   610        $   303
                                                         =======        =======


EARNINGS PER COMMON SHARE:

  Assuming no dilution ...........................       $  0.33        $  0.15
                                                         =======        =======

  Assuming full dilution .........................       $  0.24        $  0.12
                                                         =======        =======

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          ------------------------------------------------------------
          (in thousands of dollars except per share data) (unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                        1995             1994
                                                     ---------        ---------
NET SALES ....................................       $  14,148        $  11,942
                                                     ---------        ---------
Cost and expenses:
  Cost of sales ..............................           9,668            8,127
  Selling, shipping and advertising ..........           1,790            1,467
  General and administrative .................           1,663            1,533
  Depreciation and amortization ..............             172              166
                                                     ---------        ---------
                                                        13,293           11,293
                                                     ---------        ---------

EARNINGS FROM OPERATIONS .....................             855              649
                                                     ---------        ---------
Other income (expense):
  Interest expense ...........................            (231)            (142)
  Other-net ..................................              95              (73)
                                                     ---------        ---------
                                                          (136)            (215)
                                                     ---------        ---------

EARNINGS BEFORE INCOME TAXES .................             719              434

Income tax benefit-net .......................             118             --
                                                     ---------        ---------

NET EARNINGS .................................       $     837        $     434
                                                     =========        =========


EARNINGS PER COMMON SHARE:

  Assuming no dilution .......................       $    0.44        $    0.20
                                                     =========        =========

  Assuming full dilution .....................       $    0.32        $    0.17
                                                     =========        =========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------
                     (in thousands of dollars) (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                            1995         1994
                                                         ---------    ---------
Cash Flows from Operating Activities:
Net earnings .........................................   $     837    $     434
Adjustments to reconcile net earnings to net cash
   used in operating activities:
   Depreciation and amortization .....................         172          166
   Gain on sale of property, plant and equipment .....          (6)        --
   Deferred income tax benefit .......................        (161)        --
   Increase (decrease) in cash from changes in:
      Accounts receivable ............................        (291)        (393)
      Inventories ....................................        (848)        (607)
      Other current assets ...........................         (28)           7
      Accounts payable ...............................        (302)         310
      Accrued expenses ...............................        (354)        (207)
   Net change in pension-related accounts ............        (695)         153
   Other .............................................         (42)         (19)
                                                         ---------    ---------
      Net cash used in operating activities ..........      (1,718)        (156)
                                                         ---------    ---------
Cash Flows from Investing Activities:
Sale of property, plant and equipment ................           6         --
Capital expenditures .................................        (161)        (263)
                                                         ---------    ---------
      Net cash used in investing activities ..........        (155)        (263)
                                                         ---------    ---------
Cash Flows from Financing Activities:
Proceeds from short-term debt ........................       6,098          510
Proceeds from long-term debt .........................         225         --
Payments of dividends on preferred stock .............        --            (92)
Payments of short-term debt ..........................      (4,319)        (484)
Payments of long-term debt ...........................         (55)         (43)
Payments of long-term lease obligations ..............         (35)         (28)
                                                         ---------    ---------
      Net cash provided by (used in) financing
          activities .................................       1,914         (137)
                                                         ---------    ---------
   Net increase (decrease) in cash ...................          41         (556)

   Cash at beginning of period .......................         186          607
                                                         ---------    ---------

   Cash at end of period .............................   $     227    $      51
                                                         =========    =========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1995 (unaudited)


Note 1: ACCOUNTING POLICIES

        Basis of Financial Statement Presentation - The information as of and for the three-month and six-month periods ended June 30, 1995 and 1994 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

        The weighted average number of common shares used for these computations was as follows:

                                                           Quarter Ended
                                                              June 30,
                                                    ----------------------------
                                                       1995              1994
                                                    ---------          ---------
Assuming no dilution .....................          1,707,698          1,698,765
Assuming full dilution ...................          2,580,965          2,576,177

                                                         Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                       1995              1994
                                                    ---------          ---------
Assuming no dilution .....................          1,706,803          1,698,767
Assuming full dilution ...................          2,580,070          2,576,179


        Discontinued Operations - On October 6, 1993, the Registrant, Ronson Corporation (the "Company"), sold the assets and business of Ronson Hydraulic Units Corporation ("Ronson Hydraulics"). As a result, the operations of Ronson Hydraulics have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and other related operating statement data. Ronson Metals Corporation ("Ronson Metals") is also being accounted for as a discontinued operation and, accordingly, its operating results are reported in this manner in all periods presented in the accompanying Consolidated Statements of Earnings and other related operating statement data.

        This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.


Note 2: SHORT-TERM DEBT

        On January 11, 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with United Jersey Bank ("UJB") for a Revolving Loan and a Term Loan (refer to Note 3 below). The Revolving Loan provides a line of credit of up to $2,000,000 to RCPC, which expires on January 11, 1997. The balance available under the Revolving Loan is determined by the level of accounts receivable and inventory of RCPC. The loan bears interest at the rate of 2% above UJB's prime rate (9% at June 30, 1995). The Revolving Loan and Term Loan are secured by the accounts receivable, inventory and machinery and equipment of RCPC and a mortgage on the land, buildings and improvements of RCPC and the guarantees of the Company and Ronson Corporation of Canada, Ltd. The UJB agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries. At June 30, 1995, the amount of the Revolving Loan was $1,209,000.


Note 3: LONG-TERM DEBT

        The Term Loan from UJB to RCPC of $213,000 at June 30, 1995 is payable in monthly installments of $6,250 plus interest through April 1, 1998. The Term Loan bears interest at the rate of 2% above UJB's prime rate.

        On June 26, 1995, Ronson Aviation, Inc. ("Ronson Aviation") and the Bank of New York, National Community Division ("BONY/NCD") agreed to extend the mortgage loan, which had been due to be repaid on June 30, 1995, to January 31, 1997. The extended mortgage is now payable in monthly installments of $9,000 plus interest.


Note 4: CONTINGENCIES

        On December 30, 1994, the Company agreed to a settlement with the United States Department of Labor ("DOL") and on February 3, 1995, the Company agreed to a settlement with an appellate office of the Internal Revenue Service ("IRS"), which was accepted on behalf of the Commissioner of the IRS on March 7, 1995, related to the 1991 contribution by the Company of unencumbered land, not used in operations, to the Ronson Corporation Retirement Plan ("Retirement Plan"). The settlements with the DOL and IRS settled all matters arising from the IRS examination of the information return, Form 5500, of the Retirement Plan for the years ended June 30, 1991 and June 30, 1992, including the proposed assessments pertaining to such years. As described more fully below, there remains an additional contingent liability at June 30, 1995 of approximately $200,000.

        Under the terms of the settlements with the IRS and DOL, the land contributed in 1991 will remain in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount is stayed, and no collection action will be taken unless the Company fails to make required payments to an escrow account. Further, the amount of the judgment will be satisfied in whole, or in part, by the proceeds from the future sale of the land by the Retirement Plan. At December 31, 1994, the appraised value of the land is about $675,000, compared to the amount of the judgment, including interest, of approximately $875,000 at June 30, 1995, for a net contingent liability of the Company of approximately $200,000.

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

        Supplemental disclosures of cash flow information (in thousands):

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                           1995             1994
                                                           ----             ----
Cash Payments for:
        Interest .............................             $221             $136
        Income taxes .........................               --               93

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

Second Quarter 1995 compared to Second Quarter 1994 and
First Half 1995 compared to First Half 1994.

        The Registrant, Ronson Corporation (the "Company"), had Net Earnings in the second quarter of 1995 of $610,000 compared to Net Earnings in the second quarter of 1994 of $303,000, an increase of 101%. The Company's Net Earnings in the first half of 1995 increased to $837,000 from $434,000 in the first half of 1994, an increase of 93%.

        The Company's Consolidated Net Sales increased to $8,304,000 in the second quarter of 1995 from $6,553,000 in the second quarter of 1994, an increase of 27%. The Company's Net Sales increased to $14,148,000 in the first half of 1995 from $11,942,000 in the first half of 1994, an increase of 18%. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd., Mississauga, Ontario, (together "Ronson Consumer Products") increased by 15% in the second quarter of 1995 as compared to the second quarter of 1994. Net Sales at Ronson Consumer Products increased by 19% in the first half of 1995 as compared to the first half of 1994. The increased sales at Ronson Consumer Products in the 1995 periods were primarily due to increased shipments of lighter and accessory products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 38% in the second quarter of 1995 compared to the second quarter of 1994 and increased by 17% in the first half of 1995 as compared to the first half of 1994. The increases in Net Sales at Ronson Aviation in the second quarter and first half of 1995 were primarily due to higher aircraft sales.

        Cost of Sales, as a percentage of Net Sales, increased to 71% in the second quarter of 1995 from 69% in the second quarter of 1994 and was unchanged at 68% in the first half of 1995 as compared to the first half of 1994. The increase in the Cost of Sales percentage in the second quarter of 1995 compared to the second quarter of 1994 was due primarily to significant increases in aircraft sales in the 1995 quarter. The higher aircraft sales at Ronson Aviation, while profitable, carry a much higher Cost of Sales percentage.

        Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were reduced to 11% in the second quarter of 1995 from 12% in the second quarter of 1994 primarily due to the increase in Net Sales. The Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 13% in the first half of 1995 compared to 12% in the first half of 1994 primarily due to sales promotion costs in the first quarter of 1995 at Ronson Consumer Products related to the introduction of the new RONII refillable butane lighter on January 1, 1995.

        General and Administrative Expenses, as a percentage of Net Sales, were lower at 10% and 12% in the second quarter and first half of 1995, respectively, as compared to 12% and 13% in the second quarter and first half of 1994, respectively, primarily due to the higher Net Sales in the 1995 periods.

        Interest Expense increased to $120,000 in the second quarter of 1995 from $73,000 in the second quarter of 1994 and increased to $231,000 in the first half of 1995 from $142,000 in the first half of 1994. The increases in the Interest Expense in 1995 were primarily due to the additional short-term debt from the new line of credit agreement between RCPC and United Jersey Bank ("UJB") in January 1995 and to increased short-term debt financing related to increased inventory of aircraft at Ronson Aviation.

        Other Income (Expense)-Net in the second quarter and first half of 1995 included a gain of approximately $96,000 from insurance proceeds and also included approximately $38,000 in the first quarter of 1995 of royalty income related to final settlement of certain overseas trademark rights.

        The Income Tax Benefit in the second quarter and first half of 1995 included tax benefits of $135,000 and $161,000, respectively, as the result of the recognition of deferred tax assets. This tax benefit was partially offset by provisions for state income taxes of $23,000 and $43,000 in the second quarter and first half of 1995, respectively.


FINANCIAL CONDITION

        The Company's Stockholders' Equity improved to $2,090,000 at June 30, 1995 from $1,171,000 at December 31, 1994. The improvement of $919,000 in 1995
Stockholders' Equity was primarily due to the Net Earnings in the first half of 1995. At June 30, 1995, the Company's working capital deficiency was reduced to $577,000 as compared to $1,427,000 at December 31, 1994. The decrease in the deficiency in working capital was primarily due to the Net Earnings of $837,000 in the first half of 1995 which was partially offset by the change in classification of pension obligations from long-term liabilities to current liabilities.

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

        On June 26, 1995, the Company, Ronson Aviation and the Bank of New York, National Community Division ("BONY/NCD") completed an agreement to extend the due date of the mortgage loan from BONY/NCD to Ronson Aviation to January 31, 1997. The loan had been due to expire on June 30, 1995. Under the agreement, the mortgage loan is now due to be paid in monthly installments of $9,000 plus interest with a final payment of $339,000 on January 31, 1997. The agreement also provides for an extension to December 31, 1995 of the line of credit to Ronson Aviation for aircraft inventory, limited to those aircraft currently financed.

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


PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            (10) The Commercial Term Note, Commercial Aircraft Notes,  Extension
                 and Modification Agreement dated June 26, 1995 among The Bank of New York, (NJ), Ronson Aviation, Inc. and Ronson Corporation is attached hereto as Exhibit 10.

            (11) Statement  re  computation  of per share  earnings  is attached hereto as Exhibit 11.

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RONSON CORPORATION



    Date:  August 11, 1995              /s/Louis V. Aronson II
                                        ---------------------------------------
                                        Louis V. Aronson II, President
                                        and Chief Executive Officer

                                        (Signing as Duly Authorized
                                         Officer of the Registrant)



    Date:  August 11, 1995              /s/Daryl K. Holcomb
                                        ---------------------------------------
                                        Daryl K. Holcomb
                                        Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                         Officer of the Registrant)