Form 10-Q
period 1995-09-30
RONSON CORP
filed 1995-11-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended  September 30, 1995
                                          -------------------

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

As of September 30, 1995, there were 1,732,874 shares of the Registrant's common stock outstanding.

                               RONSON CORPORATION

                                FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:

                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

         CONSOLIDATED STATEMENTS OF EARNINGS:

                QUARTER ENDED SEPTEMBER 30, 1995 AND 1994

                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

        CONSOLIDATED STATEMENTS OF CASH FLOWS:

                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL
                CONDITION


PART II - OTHER INFORMATION:

          ITEM 1 - LEGAL PROCEEDINGS

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                           (in thousands of dollars)

                                                        September 30,  December 31,
                                                            1995           1994
                                                         (unaudited)
                                                        -------------  ------------
                         ASSETS
CURRENT ASSETS:
Cash .................................................    $    103     $    186
Accounts receivable - net ............................       1,931        1,697
Inventories:
  Finished goods .....................................       4,340        4,650
  Work in process ....................................         159           76
  Raw materials ......................................         757          772
                                                          --------     --------
                                                             5,256        5,498
Other current assets .................................         596          690
Current assets of discontinued operations ............         336           97
                                                          --------     --------
      TOTAL CURRENT ASSETS ...........................       8,222        8,168
                                                          --------     --------

Property, plant and equipment, at cost:
  Land ...............................................          19           19
  Buildings and improvements .........................       3,456        3,360
  Machinery and equipment ............................       3,001        2,902
  Construction in progress ...........................          30            5
                                                          --------     --------
                                                             6,506        6,286
Less accumulated depreciation and amortization .......       4,311        4,049
                                                          --------     --------
                                                             2,195        2,237
Intangible pension assets ............................         416          463
Other assets .........................................         974          588
Other assets of discontinued operations ..............         431          431
                                                          --------     --------
                                                          $ 12,238     $ 11,887
                                                          ========     ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
              ----------------------------------------------------
                           (in thousands of dollars)

                                                        September 30,  December 31,
                                                            1995           1994
                                                         (unaudited)
                                                        -------------  ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt ......................................    $  3,239     $  2,750
Current portion of long-term debt ....................         183          553
Current portion of lease obligations .................          41           58
Current portion of pension obligations ...............       1,451        1,913
Accounts payable .....................................       1,437        1,693
Accrued expenses .....................................       1,727        2,044
Current liabilities of discontinued operations .......         324          584
                                                          --------     --------
      TOTAL CURRENT LIABILITIES ......................       8,402        9,595
                                                          --------     --------

Long-term debt .......................................         494         --
Pension obligations ..................................         238          559
Other long-term liabilities ..........................         331          461
Long-term liabilities of discontinued operations .....          95          101

STOCKHOLDERS' EQUITY:
Preferred stock ......................................           9            9
Common stock .........................................       1,795        1,768
Additional paid-in capital ...........................      30,333       30,329
Accumulated deficit ..................................     (26,376)     (27,721)
Unrecognized net loss on pension plans ...............      (1,480)      (1,595)
Cumulative foreign currency translation adjustment ...         (10)         (26)
                                                          --------     --------
                                                             4,271        2,764
Less cost of treasury shares .........................       1,593        1,593
                                                          --------     --------
                                                             2,678        1,171
                                                          --------     --------
                                                          $ 12,238     $ 11,887
                                                          ========     ========

See notes to consolidated financial statements.

                 RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
              -----------------------------------------------------------                                                          -
              (in thousands of dollars except per share data) (unaudited)

                                                              Quarter Ended
                                                              September 30,
                                                         ----------------------
                                                           1995           1994
                                                         -------        -------
NET SALES ........................................       $ 7,181        $ 7,629
                                                         -------        -------
Cost and expenses:
  Cost of sales ..................................         4,951          5,339
  Selling, shipping and advertising ..............           772            848
  General and administrative .....................           749            922
  Depreciation and amortization ..................            86             82
                                                         -------        -------
                                                           6,558          7,191
                                                         -------        -------

EARNINGS FROM OPERATIONS .........................           623            438
                                                         -------        -------
Other income (expense):
  Interest expense ...............................          (137)           (74)
  Other-net ......................................           (71)           (45)
                                                         -------        -------
                                                            (208)          (119)
                                                         -------        -------

EARNINGS BEFORE INCOME TAXES .....................           415            319

Income tax benefit-net ...........................            93           --
                                                         -------        -------

NET EARNINGS .....................................       $   508        $   319
                                                         =======        =======

NET EARNINGS PER COMMON SHARE:

  Assuming no dilution ...........................       $  0.27        $  0.16
                                                         =======        =======

  Assuming full dilution .........................       $  0.20        $  0.12
                                                         =======        =======

         See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
         -------------------------------------------------------------
          (in thousands of dollars except per share data) (unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                         1995            1994
                                                       --------        --------
NET SALES ......................................       $ 21,329        $ 19,571
                                                       --------        --------
Cost and expenses:
  Cost of sales ................................         14,619          13,466
  Selling, shipping and advertising ............          2,562           2,315
  General and administrative ...................          2,412           2,455
  Depreciation and amortization ................            258             248
                                                       --------        --------
                                                         19,851          18,484
                                                       --------        --------

EARNINGS FROM OPERATIONS .......................          1,478           1,087
                                                       --------        --------
Other income (expense):
  Interest expense .............................           (368)           (216)
  Other-net ....................................             24            (118)
                                                       --------        --------
                                                           (344)           (334)
                                                       --------        --------

EARNINGS BEFORE INCOME TAXES ...................          1,134             753

Income tax benefit-net .........................            211            --
                                                       --------        --------

NET EARNINGS ...................................       $  1,345        $    753
                                                       ========        ========

NET EARNINGS PER COMMON SHARE:

  Assuming no dilution .........................       $   0.71        $   0.36
                                                       ========        ========

  Assuming full dilution .......................       $   0.52        $   0.29
                                                       ========        ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                ------------------------------------------------
                     (in thousands of dollars) (unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1995         1994
                                                          --------     --------
Cash Flows from Operating Activities:
Net earnings .........................................    $  1,345     $    753
Adjustments to reconcile net earnings to net cash
   used in operating activities:
   Depreciation and amortization .....................         258          248
   Gain on sale of property, plant & equipment .......          (6)        --
   Deferred income tax benefit .......................        (282)        --
   Increase (decrease) in cash from changes in:
      Accounts receivable ............................        (234)        (428)
      Inventories ....................................         242       (1,176)
      Other current assets ...........................        (145)         (70)
      Accounts payable ...............................        (273)         396
      Accrued expenses ...............................        (560)          (7)
   Net change in pension-related accounts ............        (621)         228
   Other .............................................         (73)        (107)
                                                          --------     --------
      Net cash used in operating activities ..........        (349)        (163)
                                                          --------     --------
Cash Flows from Investing Activities:
Sale of property, plant and equipment ................           6         --
Capital expenditures .................................        (217)        (324)
                                                          --------     --------
      Net cash used in investing activities ..........        (211)        (324)
                                                          --------     --------
Cash Flows from Financing Activities:
Exercise of stock options ............................          31         --
Proceeds from short-term debt ........................       6,533          940
Proceeds from long-term debt .........................         225         --
Payments of dividends on preferred stock .............        --            (92)
Payments of short-term debt ..........................      (6,161)        (704)
Payments of long-term debt ...........................        (101)         (64)
Payments of long-term lease obligations ..............         (50)         (41)
                                                          --------     --------
      Net cash provided by financing activities ......         477           39
                                                          --------     --------
   Net decrease in cash ..............................         (83)        (448)

   Cash at beginning of period .......................         186          607
                                                          --------     --------

   Cash at end of period .............................    $    103     $    159
                                                          ========     ========

  See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER AND NINE MONTHS ENDED
                         SEPTEMBER 30, 1995 (unaudited)

Note 1: ACCOUNTING POLICIES

        Basis of Financial Statement Presentation - The information as of and for the three-month and nine-month periods ended September 30, 1995 and 1994 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

        The weighted average number of common shares used for these computations was as follows:

                                                              Quarter Ended
                                                               September 30,
                                                           1995          1994
                                                        ---------      ---------
             Assuming no dilution................       1,719,406      1,698,762
             Assuming full dilution..............       2,592,673      2,576,174
                                                            Nine Months Ended
                                                               September 30,
                                                           1995          1994
                                                        ---------      ---------
             Assuming no dilution................       1,711,051      1,698,765
             Assuming full dilution..............       2,584,318      2,576,177

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

Note 2: SHORT-TERM DEBT

        On January 11, 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with United Jersey Bank ("UJB") for a Revolving Loan and a Term Loan (refer to Note 3 below). The Revolving Loan provides a line of credit of up to $2,000,000 to RCPC, which expires on January 11, 1997. The balance available under the Revolving Loan is determined by the level of accounts receivable and inventory of RCPC. The loan bears interest at the rate of 2% above UJB's prime rate (8.75% at September 30, 1995). The Revolving Loan and Term Loan are secured by the accounts receivable, inventory and machinery and equipment of RCPC, a mortgage on the land, buildings and improvements of RCPC and the guarantees of the Company and Ronson Corporation of Canada, Ltd. The UJB agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries. At September 30, 1995, the amount of the Revolving Loan was $1,020,000.


Note 3: LONG-TERM DEBT

        The Term Loan from UJB to RCPC of $194,000 at September 30, 1995 is payable in monthly installments of $6,250 plus interest through April 1, 1998. The Term Loan bears interest at the rate of 2% above UJB's prime rate.

        On June 26, 1995, Ronson Aviation, Inc. ("Ronson Aviation") and the Bank of New York, National Community Division ("BONY/NCD") agreed to extend the mortgage loan of $483,000 at September 30, 1995, which had been due to be repaid on June 30, 1995, to January 31, 1997. The extended mortgage is now payable in monthly installments of $9,000 plus interest.


Note 4: CONTINGENCIES

        On December 30, 1994, the Company agreed to a settlement with the United States Department of Labor ("DOL") and on February 3, 1995, the Company agreed to a settlement with an appellate office of the Internal Revenue Service ("IRS"), which was accepted on behalf of the Commissioner of the IRS on March 7, 1995, related to the 1991 contribution by the Company of unencumbered land, not used in operations, to the Ronson Corporation Retirement Plan ("Retirement Plan"). The settlements with the DOL and IRS settled all matters arising from the IRS examination of the information return, Form 5500, of the Retirement Plan for the years ended June 30, 1991 and June 30, 1992, including the proposed assessments pertaining to such years. As described more fully below, there remains an additional contingent liability at September 30, 1995 of approximately $210,000.

        Under the terms of the settlements with the IRS and DOL, the land contributed in 1991 will remain in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount is stayed, and no collection action will be taken unless the Company fails to make required payments to an escrow account. Further, the amount of the judgment will be satisfied in whole, or in part, by the proceeds from the future sale of the land by the Retirement Plan. At December 31, 1994, the appraised value of the land was about $675,000, compared to the amount of the judgment, including interest, of approximately $885,000 at September 30, 1995, for a net contingent liability of the Company of approximately $210,000.

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

        Supplemental disclosures of cash flow information (in thousands):

                                       Nine Months Ended September 30,
                                              1995         1994
                                              ----         ----
        Cash Payments for:
                Interest                      $353         $196
                Income taxes                    --           94

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Third Quarter 1995 compared to Third Quarter 1994 and Nine Months 1995 compared to Nine Months 1994.

        The Registrant, Ronson Corporation ("the Company"), had Net Earnings in the third quarter of 1995 of $508,000 compared to Net Earnings in the third quarter of 1994 of $319,000, an increase of 59%. The Company's Net Earnings in the nine months of 1995 increased to $1,345,000 from $753,000 in the nine months of 1994, an increase of 79%.

        The Company's Consolidated Net Sales were $7,181,000 in the third quarter of 1995 as compared to $7,629,000 in the third quarter of 1994. The Company's Net Sales increased to $21,329,000 in the nine months of 1995 from $19,571,000 in the nine months of 1994, an increase of 9%. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd., Mississauga, Ontario, (together "Ronson Consumer Products") increased by 12% in the third quarter of 1995 as compared to the third quarter of 1994. Net Sales at Ronson Consumer Products increased by 17% in the nine months of 1995 as compared to the nine months of 1994. The increased sales at Ronson Consumer Products in the 1995 periods were primarily due to increased shipments of lighter and accessory products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, were 20% lower in the third quarter of 1995 compared to the third quarter of 1994 primarily due to lower aircraft sales; however, the Net Sales at Ronson Aviation increased by 1% in the nine months of 1995 as compared to the nine months of 1994.

        Cost of Sales, as a percentage of Net Sales, was reduced to 69% in the third quarter of 1995 from 70% in the third quarter of 1994 and was unchanged at 69% in the nine months of 1995 as compared to the nine months of 1994.

        Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were unchanged at 11% in the third quarter of 1995 compared to the third quarter of 1994. The Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, was also unchanged at 12% in the nine months of 1995 compared to the nine months of 1994.

        General and Administrative Expenses, as a percentage of Net Sales, were lower at 10% and 11% in the third quarter and nine months of 1995, respectively, as compared to 12% and 13% in the third quarter and nine months of 1994, respectively.

        Interest Expense increased to $137,000 in the third quarter of 1995 from $74,000 in the third quarter of 1994 and increased to $368,000 in the nine months of 1995 from $216,000 in the nine months of 1994. The increases in Interest Expense in 1995 were primarily due to the additional short-term debt from the new line of credit agreement between RCPC and United Jersey Bank ("UJB") in January 1995 and to increased short-term debt financing related to increased average inventory of aircraft at Ronson Aviation.

        Other Income (Expense)-Net in the nine months of 1995 included a gain of approximately $96,000 from insurance proceeds and also included approximately $38,000 of royalty income related to the final settlement of certain overseas trademark rights.

        The Income Tax Benefit in the third quarter and nine months of 1995 included tax benefits of $121,000 and $282,000, respectively, as the result of the recognition of deferred tax assets. This tax benefit was partially offset by provisions for state income taxes of $28,000 and $71,000 in the third quarter and nine months of 1995, respectively.


FINANCIAL CONDITION

        The Company's Stockholders' Equity improved to $2,678,000 at September 30, 1995 from $1,171,000 at December 31, 1994. The improvement of $1,507,000 in
1995 Stockholders' Equity was primarily due to the Net Earnings in the nine months of 1995. At September 30, 1995, the Company's working capital deficiency was reduced to $180,000 as compared to $1,427,000 at December 31, 1994. The decrease in the deficiency in working capital was primarily due to the Net Earnings of $1,345,000 in the nine months of 1995 which was partially offset by the change in classification of pension obligations from long-term liabilities to current liabilities.

        On January 11, 1995, RCPC entered into an agreement with UJB for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit up to $2,000,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Term Loan of $194,000 at September 30, 1995, is payable in equal installments of $6,250 plus interest and is based on the value of the machinery and equipment of RCPC. The loans bear interest at the rate of 2% above UJB's prime rate. The Revolving Loan and Term Loan are secured by the accounts receivable, inventory and machinery and equipment of RCPC, a mortgage on the land, buildings and improvements of RCPC and the guarantees of the Company and Ronson Corporation of Canada, Ltd. The UJB agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries. The short-term debt of $332,000 at December 31, 1994 of RCPC to United Credit Corporation was repaid in full out of the proceeds of the UJB loans to RCPC. Also out of the proceeds from the financing, the Company contributed approximately $850,000 to the Ronson Corporation Retirement Plan to meet substantially all of the required minimum funding of the Ronson Corporation Retirement Plan for 1995.

        On June 26, 1995, the Company, Ronson Aviation and the Bank of New York, National Community Division ("BONY/NCD") completed an agreement to extend the due date of the mortgage loan from BONY/NCD to Ronson Aviation to January 31, 1997. The loan had been due to expire on June 30, 1995. Under the agreement, the mortgage loan in the amount of $483,000 at September 30, 1995 is payable in monthly installments of $9,000 plus interest with a final payment of $339,000 on January 31, 1997. The agreement also provides for an extension to December 31, 1995 of the line of credit to Ronson Aviation for aircraft inventory, limited to those aircraft currently financed.

        The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financing arrangements, potential additional sources of financing and existing cash balances.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

        On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA") notifying the Company that the USEPA considered the Company one of approximately four thousand Potentially Responsible Parties ("PRP's") regarding waste disposed of prior to 1980 at a landfill in Monterey Park, California, which has been designated by the USEPA as a Superfund site. The USEPA has identified manifests from 1974 through 1979 for waste delivered to the Superfund site which had originated at the location of the Company's former Duarte, California, hydraulic subsidiary, sold by the Company in 1981 to the Boeing Corporation. On September 29, 1995, the Company received notice that the USEPA's original quantification of the amounts of waste attributed to the Duarte facility had been reduced and that Ronson Hydraulic Units Corporation, Duarte, California, has now been determined by USEPA to be a "de minimis" PRP. The Company's counsel has informed the Company that good factual arguments are available to further reduce the amount of waste attributed to the facility and that legal arguments also exist that the subsequent owners after the 1981 sale of the facility should be required to pay a significant portion, or possibly all, of any "de minimis" amounts finally determined to be due by the USEPA from the Company or the subsequent owners of the facility. The Company's final contribution amount, if any, is not yet determinable. Based on the above, management believes that the cost, if any, will not have a material effect on the Company's financial position.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            (11) Statement re computation of per share earnings is attached hereto as Exhibit 11.

        (b) Reports on Form 8-K

                     On July 31, 1995, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to Item 5 of such report. No financial statements were included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RONSON CORPORATION



    Date:  November 13, 1995            /s/Louis V. Aronson II
                                        ---------------------------------------
                                        Louis V. Aronson II, President
                                        and Chief Executive Officer

                                        (Signing as Duly Authorized
                                         Officer of the Registrant)



    Date:  November 13, 1995            /s/Daryl K. Holcomb
                                        ---------------------------------------
                                        Daryl K. Holcomb
                                        Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                         Officer of the Registrant)