Form 10-K
period 1995-12-31
RONSON CORP
filed 1996-04-01
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
        (Mark One)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1995

         OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______ to ________.

                           Commission File No. 1-1031

                               RONSON CORPORATION
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                        22-0743290
 (State of incorporation)                      (IRS Employer Identification No.)

CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.                 08875
   (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (908) 469-8300

           Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
        Title of each class                       on which registered
        -------------------                       ---------------------
        Common Stock par value                    Nasdaq SmallCap Market
            $1.00 per share


        12% Cumulative Convertible                Nasdaq SmallCap Market
            Preferred Stock
            No par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  [ X ]   NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $4,504,000 as of March 15, 1996.

As of March 15, 1996, there were 1,786,387 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


        Part I

        Item  1.  Business.

              2.  Properties.

              3.  Legal Proceedings.

              4.  Submission of Matters to a Vote of
                     Security Holders.


        Part II

        Item  5.  Market for the Company's Common Stock
                        and Related Stockholder Matters.

              6.  Selected Financial Data.

              7.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.

              8.  Financial Statements and Supplementary Data.

              9.  Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure.


        Part III

        Item 10.  Directors and Executive Officers of the
                        Company.

             11.  Executive Compensation.

             12.  Security Ownership of Certain Beneficial
                     Owners and Management.

             13.  Certain Relationships and Related Transactions.


        Part IV

        Item 14.  Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K.

        PART I

        Item 1 - BUSINESS

        (a) General development of business.

                    The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928 engaged principally in the following businesses:

                    1.  Consumer Products; and

                    2.  Aviation-Fixed Wing/Helicopter Operations and Services.

                    Prior to October 2, 1995, the Company's common and preferred shares were quoted by the National Association of Securities Dealers, Inc. ("NASD") through its Electronic Bulletin Board. On October 2, 1995, the Company's common shares were listed on the Nasdaq SmallCap Market and on December 1, 1995, the Company's preferred shares were listed on the Nasdaq SmallCap Market. The Company's common shares are quoted under the symbol RONC and its preferred shares are quoted under the symbol RONCP.

                    In December 1989, the Company adopted a plan to discontinue the operations of Ronson Metals Corporation ("Ronson Metals"), Newark, New Jersey, one of the Company's wholly owned subsidiaries. Ronson Metals had sizable losses in several years prior to 1987 with reduced losses continuing in 1987 through 1989. In 1990, operations ceased at Ronson Metals, and Ronson Metals began complying with the New Jersey Industrial Site Recovery Act ("ISRA"), formerly ECRA, and all other applicable laws. As part of the plan to sell the properties of the Ronson Metals discontinued operations, Ronson Metals has also been involved in termination of its United States Nuclear Regulatory Commission ("NRC") license. Compliance with ISRA and NRC requirements has continued through 1995 and into 1996. (See Environmental Matters and Management's Discussion and Analysis of Financial Condition and Results of Operations below.)

                    In October 1993, the Company sold its hydraulic units business in Charlotte, North Carolina, to Kaiser Aerospace and Electronics Corporation ("Kaiser"). The sale of the assets and business of Ronson Hydraulic Units Corporation ("Ronson Hydraulics"), Charlotte, North Carolina, was for approximately $11,300,000, including the assumption by Kaiser of certain liabilities. The sale resulted in a net gain to the Company of $3,916,000. (Refer to Note 2 of the Notes to Consolidated Financial Statements furnished pursuant to Item 8 below.) The Company utilized a portion of the proceeds to repay its long-term debt to its former principal lender, Foothill Capital Corporation, of approximately $5,000,000 in total.

        (b)  Financial information about industry segments.

                    In lieu of the revenue and profit information required pursuant to Item 101(b) of Regulation S-K as to the Company's lines of business, the revenue and profit data with respect to the Company's reportable industry segments is included in Note 13 of the Notes to Consolidated Financial Statements furnished pursuant to Item 8 below, which are incorporated herein by reference.

        (c)  Narrative description of business.

                    (1) Consumer Products

                        The Company's consumer products operations consist of consumer packaged products and flame products.

                        Consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", a spot remover under the product tradename "Kleenol", and a surface protectant under the tradename "GlossTek". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico.

                        The consumer packaged and flame products are distributed through distributors, food brokers, automotive and hardware representatives and mass merchandisers, drug chains and convenience stores in the United States and Canada. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States and Canada. These subsidiaries' consumer packaged products face substantial competition from other nationally distributed products (principally Zeus butane fuel; Zippo lighter fluid; WD-40, CRC 5-56 and Liquid Wrench penetrant lubricant spray; K-2R and Carbona Spot Remover; and Armor All, STP "Son-of-a-Gun", No Touch and Turtle Wax "Clear Guard" surface protectants) and from numerous, similar local and private label packaged products. Since Ronson Consumer Products produces packaged products in accordance with its sales forecasts, which are frequently reviewed and revised, inventory accumulation has not been a significant factor, and this segment does not have a significant order backlog. The sources and availability of raw materials for this segment's packaged products are not significant factors.

                        Ronson Consumer Products also distributes three lighter products - the RONII refillable butane lighter, the Ronson "Typhoon" liquid fuel windproof lighter, and the Ronson "Varaflame Ignitor", used for lighting fireplaces, barbecues, camping stoves and candles. The lighter products are marketed in the United States and Canada except that the Typhoon Lighter is marketed only in the United States.

                        On January 1, 1995, Ronson Consumer Products introduced a new lighter product, the RONII refillable butane lighter, in both the United States and Canada. The RONII is a pocket lighter that meets the new child resistant requirements issued by the Consumer Product Safety Commission. The RONII is manufactured for the Company in Spain and is sold through the Company's distribution channels. The RONII is priced competitively but has strong competition from several other brands of disposable lighters, including Scripto, Bic and Clipper.

                        The Typhoon lighter and Varaflame Ignitor are manufactured in Korea in accordance with the design specifications of the Company. The Company has the exclusive right to market these products in the United States, Canada and Mexico, and does so through its distribution channels. The Typhoon lighter faces strong competition from Zippo lighters. The Typhoon is compatible with Ronson flints and Ronsonol lighter fuel. The Varaflame Ignitor is refillable with Ronson butane refills and is less expensive than most other refillable ignitors. The Varaflame Ignitor encounters strong competition (i.e. Scripto disposable "Aim N Flame").

                    (2) Aviation - Fixed Wing/Helicopter Operations and
                        Services

                        Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter, air cargo, cargo handling, avionics, management aviation services, flight training, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 48,500 gallon fuel storage complex (refer to Item 2-Properties, (4) Trenton, N.J.) In its passenger and cargo services, Ronson Aviation operates a total of 13 aircraft, including five twin-engine airplanes in charter operations and eight single-engine airplanes in the flight school and rental fleet. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine repairs and an avionics repair station for repairs and installations. Ronson Aviation is an authorized Beech Aircraft and Parts Sales and Service Center; a Dealer for the Grob trainer aircraft manufactured in Germany; a customer service facility for Bell Helicopter Textron; and is an authorized service center for Allison, Pratt & Whitney and Garrett engines. Ronson Aviation also has the franchise to market and service the aircraft manufactured by American General Aircraft Corporation. The franchise includes the aircraft sales rights and parts distribution rights for New Jersey, Pennsylvania, Delaware, Maryland, Virginia, West Virginia and southeastern New York state, including Long Island.


                        At December 31, 1995, Ronson Aviation had orders to purchase three new aircraft from Beech Aircraft Corporation and one new Grob aircraft, and all of which are for resale to be delivered to Ronson Aviation in 1996. The total sales value of these orders is approximately $1,395,000. These orders are subject to cancellation by Ronson Aviation.

                        Ronson Aviation is subject to extensive competition in its air charter activities, but Ronson Aviation is the only provider of aviation services to the private, corporate and commercial flying public at Trenton-Mercer Airport in Trenton, New Jersey.

        ENVIRONMENTAL MATTERS

                          In the conduct of certain of its manufacturing operations, the Company is required to comply with various environmental statutes and regulations concerning the generation, storage and disposal of hazardous materials. Additionally, under ISRA, operators of particular facilities classified as industrial establishments are required to ensure that their property complies with environmental laws, including implementation of remedial action, if necessary, before selling or closing a facility. The Company's New Jersey facilities would be subject to ISRA should a facility be closed or sold.

                          In December 1989, the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals, and to comply with ISRA (formerly ECRA) and all other applicable laws. In October 1994, Ronson Metals entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its NJDEP related environmental compliance activities respecting its Newark facility. Ronson Metals submitted in November 1994 a Preliminary Assessment, Site Investigation and Remedial Investigation Report ("PA/SI/RIR") to the NJDEP following extensive testing. The NJDEP approved Ronson Metals' PA/SI/RIR in the first quarter of 1995. Ronson Metals completed the actions required under the PA/SI/RIR in the third quarter of 1995, and submitted its Remedial Action WorkPlan/Remedial Action Report ("RAW/RAR") to the NJDEP. Based upon testing completed to date, NJDEP's comments to date respecting the PA/SI/RIR and RAW/RAR, and reports to the Company by its environmental counsel and environmental consultants, the Company believes that substantially all of the actions required to meet the requirements of the NJDEP have been completed.

                          Ronson Metals has also submitted a Decommissioning Plan to the United States Nuclear Regulatory Commission ("NRC") in order to terminate the NRC license held by Ronson Metals. The NRC approved the Decommissioning Plan in the fourth quarter of 1994. After completion by Ronson Metals' radiological consultant of the actions specified in the approved Decommissioning Plan, Ronson Metals submitted its Final Survey Report in the third quarter of 1995. Upon receipt of comments on the Final Survey Report from the NRC, Ronson Metals' radiological consultant performed additional testing and submitted a report to the Company in the fourth quarter of 1995. The report indicated low-level contamination below a small section of the concrete floor in one of the buildings at Ronson Metals. Although the extent is not yet determinable, additional testing and potential remediation activities will be required in this small area.

                          As a result of the potential additional time and costs related to this low-level contamination, the Company recorded a charge of $970,000 in the fourth quarter of 1995 ($860,000 net of a deferred income tax benefit). Although the Company believes it has accrued for all costs to be incurred, the full extent of the costs is not determinable until all testing and remediation have been completed and accepted by the NJDEP and NRC.

                        Two of the Company's subsidiaries are subject to the New Jersey Underground Storage Tank Law, N.J.S.A. 58:10A-21 et seq. and the regulations promulgated thereunder, N.J.A.C. 7:14B-1.1 et seq., requiring upgrades to existing underground storage tanks. The Company has replaced its underground storage tanks at one of its New Jersey facilities. The Company will be required to upgrade or close its underground storage tanks at its other New Jersey facility prior to December 31, 1998. The cost of the remaining activities is not yet determinable.

                        On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA"), notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981.

                        As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site.

                        Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

                    Other than the expenditures related to the upgrade or closure of underground storage tanks, the Company does not believe that compliance with environmental laws and regulations will have a material effect upon the Company's future capital expenditures. The Company believes that compliance with environmental laws and regulations will not have a material effect upon the Company's earnings or competitive position.

        PATENTS AND TRADEMARKS

                    The Company maintains numerous patents and trademarks for varying periods in the United States, Canada, Mexico and a limited number of other countries. While both industry segments may benefit from the Company's name as a registered trademark, the patents and trademarks which are held principally benefit the consumer products segment of the Company's business.


        SEASONALITY AND METHODS OF COMPETITION

                    No material portion of the Company's business is seasonal. The Company uses various methods of competition as appropriate in both of its industry segments, such as price, service and product performance.


        RESEARCH ACTIVITIES

                    The Company's consumer products segment expensed approximately $135,000, $86,000 and $74,000 during the fiscal years ended December 31, 1995, 1994 and 1993, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

        NUMBER OF EMPLOYEES

                    As of December 31, 1995, the Company and its subsidiaries employed a total of 145 persons.


        CUSTOMER DEPENDENCE

                    The Company does not believe that it is dependent on any one customer.


        SALES AND REVENUES

                    The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                              Consumer        Aviation Operations
                              Products            and Services
                              --------        -------------------
          1993                   54%                  46%

          1994                   51%                  49%

          1995                   56%                  44%

        (d) Financial information about foreign and domestic operations and export sales.

                    Since 1981, the Company has not been engaged in significant operations in foreign countries, although after December 31, 1982 it recommenced sales of certain consumer packaged and lighter products in Canada. In June 1985, Ronson-Canada was incorporated. This subsidiary is the principal distributor of the Company's packaged and lighter products in Canada. The Company has sold many of its trademarks outside of the USA, Canada and Mexico.

        Item 2 - PROPERTIES

                    The following list sets forth the location and certain other information concerning the Company's principal manufacturing and office facilities. The Company's manufacturing facilities are in relatively modern buildings which were designed for their present purpose. The Company believes its manufacturing and other facilities to be suitable for the operations carried on. (See paragraphs (a) and (b) below.) In the list below, "medium" facilities are those which have between 20,000 and 100,000 square feet; and "small" facilities are those which have less than 20,000 square feet.

                    (a) The facilities in Woodbridge, New Jersey, and Canada comprise the consumer products segment. The Trenton, New Jersey, facilities are used by the aviation services segment.

                    (b) All facilities are fully utilized by the Company, except for the facility of Ronson Metals, Newark, New Jersey (see Item 1 (a) above).

                (1) Woodbridge, New Jersey

                    Facilities included in (a) and (b) below are owned subject to first and second mortgages in favor of United Jersey Bank.

                    (a) One medium facility for manufacturing packaged products. This facility is owned and is constructed of brick, steel and cinder block.
                    (b) One small facility for storage. This facility is owned and is constructed of metal, cinder block and cement.

                (2) Newark, New Jersey

                    Two medium and one small facilities are owned and are constructed of brick, steel, concrete block and concrete. Operations of these facilities have terminated.

                (3) Somerset, New Jersey

                    One small facility for executive and consumer products offices. This facility is leased under a lease which expires in June 1996. The facility is constructed of metal, cinder block and cement.

                (4) Trenton, New Jersey

                    Facilities included in (a) and (b) below are owned subject to a mortgage in favor of the Bank of New York, National Community Division ("BONY/NCD").

                    (a) One medium facility for fixed wing/helicopter operations/service, sales and office space leased to others. This building is owned and is constructed of steel and concrete. The land on which this building is located is leased under a leasehold with six five-year terms automatically renewed, with the last five-year term expiring in November 2007. The lease may be extended for five additional five-year terms through November 2032, provided that during the five-year term ending November 2007, Ronson Aviation invests $1,500,000 in capital improvements.

                    (b) One medium facility - "T" hangars. These structures are owned and are constructed of aluminum and concrete. The land upon which these structures are located is leased under a leasehold on the same terms as in 4 (a) above.

                (5) Mississauga, Ontario, Canada

                    One small facility for sales and marketing, distribution center and storage. This facility is subject to a lease which was extended in January 1996 and now expires in March 2001. This facility is constructed of brick and cinder block.


        Item 3 - LEGAL PROCEEDINGS

                The Company is involved in various lawsuits. Management believes that the outcome of these lawsuits will not have a material adverse effect on the Company's financial position.

                See Item 1. "Business Environmental Matters" for discussion of a pending environmental matter involving a Superfund site in California.

        Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                    (a) At the Company's Annual Stockholders' Meeting on November 21, 1995, (the "Meeting"), the matters set forth in the Company's 1995 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

                    (b) Mr. Robert A. Aronson, Mr. Justin P. Walder and Mr. Erwin M. Ganz were elected as directors for three-year terms.

                    (c)  The   appointment  of  Demetrius  &  Company,   L.L.C.,
        independent auditors, to audit the consolidated financial statements of the Company for the year 1995 was ratified.

                    The number of affirmative votes, negative votes and abstentions on each matter is set forth in the Report of Inspectors of Election, which is hereby incorporated by reference and a copy of which is attached hereto as Exhibit 99(a).

        PART II

        Item 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                    The  principal  market for trading in Ronson common stock is the Nasdaq SmallCap Market. Prior to October 2, 1995, the principal market for trading in Ronson common stock was the NASD Electronic Bulletin Board. Market data for the last two fiscal years are listed below for information and analysis. The data presented reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

        1995
        -------------------------------------------------
        Quarter            1st      2nd      3rd     4th
        -------------------------------------------------
        High Bid          1 5/16   2 3/8    4 3/4   4 7/8
        Low Bid             1       3/4     1 1/4     2

        1994
        -------------------------------------------------
        Quarter            1st      2nd      3rd     4th
        -------------------------------------------------
        High Bid            1       3/4     1 3/8   1 3/8
        Low Bid            1/2      3/8      1/8     5/8

                    At March 15, 1996, there were 6,034 stockholders of record of the Company's common stock. Information required by this Item on the frequency and amount of dividends is contained in Item 6 and is incorporated herein by reference.


        Item 6 - SELECTED FINANCIAL DATA

                    The information required by this Item is filed with this Report below and is incorporated herein by reference.


        Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        1995 Compared to 1994

                          The Company's Earnings from Continuing Operations increased in 1995 to $1,500,000 from $1,074,000 in 1994, an increase of $426,000. The Company's Net Earnings in 1995 were $640,000 compared to $1,074,000 in 1994. As discussed more fully below, the Net Earnings in 1995 were net of a Loss from Discontinued Operations of Ronson Metals Corporation ("Ronson Metals"), Newark, New Jersey, of $860,000 related to additional costs and expenses projected to complete compliance with environmental requirements and the sale of Ronson Metals' properties.

                          Consolidated Net Sales increased to $26,953,000 in 1995 compared to $25,583,000 in 1994, an increase of 5%. Net Sales of consumer products increased at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and at Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), (together "Ronson Consumer Products"), by 15% in 1995 compared to 1994 primarily as the result of increased shipments of its products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 5% in 1995 compared to 1994 primarily due to reduced sales of general aviation services in 1995.

                          The Company's Cost of Sales, as a percentage of Net Sales, was unchanged at 68% in 1995 compared to 1994. The Cost of Sales percentage at Ronson Consumer Products increased to 51% in 1995 from 49% in 1994 primarily as the result of a change in the mix of products sold. The Cost of Sales percentage at Ronson Aviation increased to 91% in 1995 from 88% in 1994 primarily due to the lower sales of general aviation services.

                          Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were unchanged in 1995 at 12% compared to 1994. General and Administrative Expenses, as a percentage of Net Sales, decreased to 12% in 1995 from 13% in 1994 primarily due to increased Net Sales in 1995.

                          Interest Expense increased to $541,000 in 1995 from $322,000 in 1994. The increase in Interest Expense in 1995 was primarily due to the additional debt from the new line of credit agreement between RCPC and United Jersey Bank ("UJB") in January 1995 and to increased short-term debt financing related to increased average inventory of aircraft at Ronson Aviation.

                          Other-Net in 1995 included a gain of approximately $96,000 from insurance proceeds. This was more than offset by expenses totalling approximately $197,000 related to settlement of a legal matter and to costs related to a Superfund site matter, more fully described in the Financial Condition section below, in which Ronson Hydraulic Units Corporation ("RHUCOR-CA"), Duarte, California, has been identified as a de minimis Potentially Responsible Party ("PRP"). Other-Net in 1994 included $212,000 in expenses related to the retirement of certain employees.

                          Earnings (Loss) from Discontinued Operations included the operating results of Ronson Hydraulics Units Corporation ("Ronson Hydraulics"), Charlotte, North Carolina, in 1993, the net gain on the sale of the assets and business of Ronson Hydraulics on October 6, 1993, and the costs recorded by the Company in 1995 and 1993 related to the discontinuance of Ronson Metals, as follows (in thousands):

                                                    Year Ended December 31,
                                                  1995        1994       1993
                                                  ----        ----       ----
Operating results of Ronson
  Hydraulics, net of income taxes,
  through October 6, 1993 ....................    $  --       $ --      $   612

Net gain on the sale of Ronson
  Hydraulics .................................       --         --        3,916

Discontinuance costs accrued
  related to Ronson Metals ...................       (860)      --         (625)
                                                  --------    -----     --------
Earnings (loss) from discontinued
  operations .................................    $  (860)    $ --      $ 3,903
                                                  =======     ======    =======

                          In  December  1989,  the  Company  adopted  a plan  to
        discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals, and to comply with the New Jersey Environmental Industrial Site Recovery Act ("ISRA") (formerly ECRA) and all other applicable laws. As part of the plan to sell the properties of the Ronson Metals discontinued operations, Ronson Metals has also been involved in the termination of its United States Nuclear Regulatory Commission ("NRC") license. Prior to the fourth quarter 1995, the total costs and expenses related to terminating the Ronson Metals operations, less the expected gain from the eventual sale of Ronson Metals' assets, were projected to be approximately $1,920,000. These costs and expenses consisted of: termination of Ronson Metals' operations; maintenance of the Ronson Metals' property; and completion of compliance with environmental regulations by Ronson Metals. In the fourth quarters of 1993, 1992, 1991 and 1990; the amounts of $625,000, $200,000, $520,000 and $575,000, respectively, (which total $1,920,000) were charged against the Company's Earnings from Discontinued Operations. These charges between the beginning of 1990 and year end 1993 were due primarily: to costs incurred; to previously projected costs related to the New Jersey Department of Environmental Protection ("NJDEP"); to a lesser extent at that time, to NRC related activities; and to the extended period of time previously projected for NJDEP and NRC clearance. The liability for these costs and expenses recorded in the financial statements at December 31, 1994 was considered adequate by the Company, based upon: the results of testing completed by year end 1994; NJDEP and NRC comments through 1994; reports to the Company by its environmental counsel and environmental consultants that the environmental compliance would be completed in 1995; and the sale of the Ronson Metals property would be completed prior to December 31, 1995.

                          As the result of further testing completed and reported to the Company by its radiological consultant in the fourth quarter of 1995, certain subsurface conditions became known. The testing indicated low-level contamination below a small section of the concrete floor in one of the buildings at Ronson Metals. Additional testing is now required in this small area. This additional testing and potential remediation will increase the costs and will increase the time projected to receive clearance from the NJDEP and the NRC. Resulting from the fourth quarter 1995 radiological consultant's report and from the information received in the first quarter of 1996, the Company accrued a charge in the fourth quarter of 1995 of $970,000 ($860,000 net of the deferred income tax benefit) due to the potential additional time and costs projected.

                          Although the Company believes it has accrued for all future costs, the full extent of the costs and time required is not determinable until additional testing and remediation, if any, has been completed and accepted by the NJDEP and by the NRC.


        1994 Compared to 1993

                     The Company's Earnings from Continuing Operations increased in 1994 to a profit of $1,074,000 from a Loss from Continuing Operations in 1993 of $821,000, an improvement of $1,895,000. The Company's Net Earnings in 1994 were $1,074,000. After the October 6, 1993 sale of the assets and business of Ronson Hydraulics, which resulted in a net gain of $3,916,000, the Company's Net Earnings in 1993 were $3,082,000. The amount of the sale of the assets and business of Ronson Hydraulics to Kaiser Aerospace and Electronics Corporation ("Kaiser"), including the assumption by the buyer of certain liabilities, was approximately $11,300,000. As a result of the sale, the operations of Ronson Hydraulics have been classified as discontinued in all periods presented. The Earnings from Continuing Operations and Net Earnings in 1994 included a deferred income tax benefit of $354,000 as the result of a reduction in the valuation allowance on deferred tax assets (refer to Note 3 of the Notes to Consolidated Financial Statements).

                     Consolidated Net Sales increased to $25,583,000 in 1994 compared to $19,725,000 in 1993, an increase of 30%. Net Sales of consumer products increased at Ronson Consumer Products by 23% in 1994 compared to 1993 primarily as the result of increased shipments of its products. Net Sales at Ronson Aviation increased by 38% in 1994 compared to 1993 primarily due to increased aircraft sales and to increased sales of general aviation services in 1994.

                     The Company's Cost of Sales, as a percentage of Net Sales, was reduced to 68% in 1994 from 69% in 1993. The Cost of Sales percentage at Ronson Consumer Products was reduced to 49% in 1994 from 54% in 1993 primarily as a result of the increased Net Sales in 1994 and further improvements in manufacturing operations. The Cost of Sales percentage at Ronson Aviation increased to 88% in 1994 from 87% in 1993 primarily due to a change in the mix of products. The higher aircraft sales in 1994, while profitable, carry a much higher Cost of Sales percentage.

                     Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were reduced in 1994 to 12% from 14% in 1993 primarily as a result of the increased Net Sales in 1994.

                     General and Administrative Expenses, as a percentage of Net Sales, decreased to 13% in 1994 from 15% in 1993 primarily due to increased Net Sales in 1994.

                     Interest Expense was reduced to $322,000 in 1994 from $574,000 in 1993. This was primarily the result of the Company's repayment in October 1993 of its debt of approximately $5,000,000 to Foothill Capital Corporation, the Company's former principal lender. Also, Ronson Aviation's average short-term debt was lower in 1994 than in 1993.

                     Other-Net in 1994 included $212,000 in expenses related to the retirement of employees. In 1993, Other-Net included $148,000 in costs related to a partnership, Air Ronson Associates, which was terminated in 1993, and included a charge of $120,000 related to cost reductions in staff and leased office space.

                     Earnings from Discontinued Operations included the operating results of Ronson Hydraulics in 1993, the net gain on the sale of the assets and business of Ronson Hydraulics on October 6, 1993, and the costs accrued by the Company in 1993 related to the discontinuance of Ronson Metals as presented in the table above.


        INCOME TAXES

                          On January 1, 1993, the Company adopted SFAS #109, "Accounting for Income Taxes". Adoption of SFAS #109 did not have a material impact on the financial position or results of operations of the Company in 1993. In 1995 and 1994, the Company recognized deferred income tax benefits of $686,000 and $354,000, respectively, as the result of reductions in the valuation allowance related to the Company's deferred tax assets. The 1995 and 1994 current income taxes were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 1995, current income tax expenses were composed of state income taxes of $79,000. In 1993, income tax expenses of $200,000 were related to the gain on the sale of Ronson Hydraulics. The 1993 income taxes were charged against the gain on the sale and were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,000,000, investment tax credit carryforwards of approximately $104,000 and alternative minimum tax credit carryforwards of $60,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

        IMPACT OF INFLATION

                          The Company recognizes that inflation can adversely affect the operating performance of a company. Therefore, in formulating operating and pricing policy, the Company carefully considers changing price levels. The Company believes that it has been able to pass along cost increases as they relate to the production of goods and services.


        FINANCIAL CONDITION

                          The Company's Stockholders' Equity improved to $2,034,000 at December 31, 1995 from $1,171,000 at December 31, 1994.
        The improvement of $863,000 was primarily due to the Company's 1995 Net Earnings of $640,000. The Company had net working capital at December 31, 1995, of $178,000 as compared to a deficiency in working capital of $1,427,000 at December 31, 1994. The improvement in working capital in 1995 of $1,605,000 was due primarily to the mortgage loan obtained by the Company and RCPC in December 1995 of $1,300,000 from UJB, the Net Earnings in 1995 of $640,000 and the classification as long-term of $348,000 of the $456,000 mortgage loan from the Bank of New York, National Community Division, ("BONY/NCD") to Ronson Aviation.

                          The Company's inventories increased by $880,000 in the year ended December 31, 1995 primarily due to increased aircraft inventory at Ronson Aviation.

                          On January 11, 1995, RCPC entered into an agreement with UJB for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit up to $2,000,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Term Loan of approximately $175,000 is payable in equal installments of $6,250, plus interest. The loans bear interest at the rate of 2% above UJB's prime rate (8.5% at December 31, 1995). The Revolving Loan and Term Loan are secured by the accounts receivable, inventory, machinery and equipment of RCPC, a second mortgage on the land, buildings and improvements of RCPC and the guarantee of the Company. The UJB agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

                          In accordance with the previously extended terms of the current $456,000 Ronson Aviation mortgage with BONY/NCD, the mortgage balance had been due to be paid on June 30, 1995. In May 1995, the Company and BONY/NCD extended the due date of the mortgage to January 31, 1997. In connection with this extension of the due date of the mortgage, the monthly principal payment was increased to $9,000 from $7,083.

                          On December 1, 1995, the Company and RCPC entered into a mortgage loan agreement with UJB in the amount of $1,300,000. The loan is secured by a first mortgage on the land, buildings and improvements of RCPC, and is payable in sixty monthly installments of $11,689, including interest, and a final installment on December 1, 2000 of $1,152,000. The loan bears interest at a fixed rate of 8.75%.

                          In November 1995, Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The line of credit is secured by the accounts receivable and inventory of Ronson-Canada and amounts available under the line are based on the level of accounts receivable. The loan bears interest at the rate of 2% over the CIBC prime rate (7.5% at December 31, 1995). The line of credit is guaranteed by the Company.

                          Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1995, Ronson Consumer Products had unused borrowings available at December 31, 1995, of about $380,000 under the UJB and CIBC lines of credit described above.

                          During the year ended December 31, 1995, Ronson Aviation obtained new lines of credit for the purchase of aircraft inventory to replace and augment its prior line of credit with BONY/NCD. Ronson Aviation obtained a line of credit from UJB in the amount of $2,000,000 secured by specified aircraft at interest rates of 1.5% to 2% over the UJB prime rate. Ronson Aviation also obtained a line of credit from General Electric Capital Corporation for the purchase of turbine aircraft in the amount of $2,000,000 at an interest rate of 1.5% over the prime rate. In addition, Ronson Aviation obtained a line of credit from Cessna Finance Corporation in the amount of $1,250,000 secured by specified aircraft at interest rates of 1.75% over the prime rate.

                          During the year ended December 31, 1995, the Company made large payments to its principal defined benefit pension plan, the Ronson Corporation Retirement Plan ("Retirement Plan"), substantially reducing the Accumulated Benefit Obligation in Excess of Plan Assets to $225,000 at December 31, 1995, from $2,154,000 at December 31, 1994, a reduction of 90%. A contribution of $850,000 was made in January 1995 to the Retirement Plan by the Company from the proceeds of the RCPC line of credit from UJB. A further contribution of approximately $1,124,000 was made by the Company to the Retirement Plan on December 1, 1995 out of the proceeds of the mortgage loan from UJB. As a result of these payments and the favorable actuarial results of the Retirement Plan's assets and liabilities, the required contribution to the Retirement Plan for the current plan year is approximately $600,000, or about $320,000 (35%) lower than the contribution for the prior plan year. Of this $600,000 contribution amount, $225,000 was included in the December 1, 1995 payment noted above, and a further $145,000 was paid to the Retirement Plan in January 1996, leaving a remaining balance to be paid prior to March 15, 1997 of about $230,000. This reduction in the current year's required contribution is because asset appreciation in 1995 and the current year's contribution will bring the Retirement Plan to fully-funded status for purposes of the Employees' Retirement Income Security Act ("ERISA"). Further required contributions, if any, to the Retirement Plan will be limited to only those required as the result of changes in actuarial assumptions or of actuarial results less favorable than presently assumed.

                          On December 30, 1994, the Company agreed to a settlement with the United States Department of Labor ("DOL") and on February 3, 1995, the Company agreed to a settlement with an appellate officer of the Internal Revenue Service ("IRS"), which was accepted on behalf of the Commissioner of the IRS on March 7, 1995, related to the 1991 contribution by the Company of unencumbered land in Salisbury, North Carolina, not used in operations, to the Retirement Plan. The settlements with the DOL and IRS settled all matters arising from the IRS examination of the information return, Form 5500, of the Retirement Plan for the years ended June 30, 1991 and June 30, 1992. Under the terms of the settlements with the IRS and DOL, the land previously contributed will remain in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount is stayed, and no collection action will be taken unless the Company fails to make required payments to an escrow account, described below. Further, the amount of the judgment will be satisfied in whole, or in part, by the proceeds from the sale of the North Carolina land by the Retirement Plan. At December 31, 1995, the appraised value of the land was $675,000, compared to the amount of the judgment, including interest, of approximately $896,000 at December 31, 1995, for a net contingent liability of the Company of approximately $221,000.

                          Under the terms of the settlement described above, the Company will make annual installment payments to an escrow account which will total the amount of the judgment, including interest, by March 15, 2000, as follows:

                March 15, 1996       Interest only
                March 15, 1997       $ 40,000 plus interest
                March 15, 1998       $263,000 plus interest
                March 15, 1999       $280,000 plus interest
                March 15, 2000       $272,194 plus interest

                          The Trustees of the Retirement Plan have reported to the Company that it is the Retirement Plan's intention to sell the North Carolina land prior to March 15, 2000. If the land is sold by the Retirement Plan before March 15, 2000, to the extent that the proceeds from the sale are less than the amount of the judgment, including interest, the funds held in the escrow account will be transferred to the Retirement Plan to meet such shortfall. The balance will be returned to the Company. If the land has not been sold by the Retirement Plan by March 15, 2000, the entire escrow account will be transferred to the Retirement Plan, and if the Company so requests, the Retirement Plan will transfer the land to the Company.

                          On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA"), notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981.

                          As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site.

                          Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

                          At December 31, 1995, RCPC had a commitment to acquire certain packaging equipment at a cost of approximately $350,000 under a capital lease. At December 31, 1995, the Company had made deposits on the packaging equipment totalling approximately $202,000 ($118,000 on a short-term note with the lessor and $84,000 in cash) which will be repaid to the Company upon delivery of the equipment expected in the second quarter of 1996. Other than this amount, the Company did not have significant capital commitments. The Company has operating leases, the most significant of which relates to office space used by the Company and Ronson Consumer Products. The Company's total commitments under capital and operating leases are presented in Note 6 of the Notes to Consolidated Financial Statements.

                          At December 31, 1995, net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $2,700,000, of which approximately $2,650,000 is restricted by loan covenants as to transfer to the parent. (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

                         The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, unused available borrowing under its existing lines of credit, established external financing arrangements, potential additional sources of financing and existing cash balances.

        RECENT ACCOUNTING PRONOUNCEMENT

                          In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS #123, "Accounting for Stock-Based Compensation". SFAS #123 is effective for fiscal years beginning after December 15, 1995. Under SFAS #123, stock options are considered to be a form of compensation. For the purposes of recognition of the value of the stock options as compensation, the FASB allows the use of the intrinsic value method under APB Opinion 25 or the fair value method prescribed in SFAS #123. If the intrinsic value method is used, the effect of use of the fair value method must be disclosed on a pro forma basis. The Company will adopt SFAS #123 in 1996 as required. Because the number of stock options granted by the Company is generally not substantial, the Company believes that implementation of SFAS #123 will not have a material impact on the financial position or the results of operations of the Company.


        Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Financial  statements  required by this item are included in
        Item 14.


        Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

                    There were no disagreements with accountants in the years ended December 31, 1995, 1994 and 1993.

        PART III

        Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        (a) Identification of directors.

                          The following table indicates certain information about the Company's six (6) directors.

                                                   Positions and Offices
                                                   with Company
                                                   Presently Held (other
                                                   than that of Director);
                               Period              Business Experience
                               Served   Term as    During Past Five Years
                                 As     Director   (with Company unless
 Name of Director     Age     Director  Expires    otherwise noted)
- -----------------     ---     --------  --------   -----------------------------
 Louis V. Aronson II   73     1952 -     1996      President & Chief
                              Present              Executive Officer; Chairman
                                                   of Executive Committee and
                                                   Finance Committee; Member of
                                                   Nominating Committee.

 Robert A. Aronson     46     1993-      1998      Member of Audit Committee
                              Present              and Finance Committee;
                                                   Senior Vice President/Chief
                                                   Financial Officer of Dreher,
                                                   Inc., Newark, NJ, the
                                                   principal business of which
                                                   is the manufacture and import
                                                   of leather products; son of
                                                   the President and Chief
                                                   Executive Officer of the
                                                   Company.

 Barton P. Ferris, Jr. 55     1989-      1996      Member of Finance Committee;
                              Present              Managing Director-Corporate
                                                   Finance, Commonwealth
                                                   Associates, New York, NY, the
                                                   principal business of which
                                                   is investment banking and
                                                   securities brokerage, October
                                                   1995 to present. Managing
                                                   Director-Investment Banking,
                                                   Lepercq, de Neuflize &
                                                   Co.,Incorporated, New York,
                                                   NY, the principal business of
                                                   which is investment banking
                                                   and money management, January
                                                   1990 to October 1995;
                                                   Director of Family Bargain
                                                   Corporation.

                                                   Positions and Offices
                                                   with Company
                                                   Presently Held (other
                                                   than that of Director);
                               Period              Business Experience
                               Served   Term as    During Past Five Years
                                 As     Director   (with Company unless
 Name of Director     Age     Director  Expires    otherwise noted)
- -----------------     ---     --------  --------   -----------------------------
 Erwin M. Ganz         66     1976 -     1998      Chairman of Audit
                              Present              Committee; Member of
                                                   Executive Committee, Finance
                                                   Committee and Nominating
                                                   Committee; Executive Vice
                                                   President- Industrial
                                                   Operations, 1975-1993; Chief
                                                   Financial Officer, 1987-1993.

 Justin P. Walder      60     1972 -     1998      Secretary; Assistant Cor-
                              Present              poration Counsel; Member of
                                                   Executive Committee and
                                                   Nominating Committee;
                                                   Principal in Walder, Sondak &
                                                   Brogan, P.A., Attorneys at
                                                   Law, Roseland, NJ.

 Saul H. Weisman       70     1978 -     1997      Member of Executive
                              Present              Committee and Audit
                                                   Committee; President, Jarett
                                                   Industries, Inc., Cedar
                                                   Knolls, NJ, the principal
                                                   business of which is the sale
                                                   of hydraulic and pneumatic
                                                   equipment to industry.

                  No director also serves as a director of another company registered under the Securities Exchange Act of 1934, except for Mr. Ferris, who serves as a director of Family Bargain Corporation.

(b) Identification of executive officers.

                  The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 1998.

                                                   Positions and Offices
                                Period Served          with Company;
       Name            Age      as Officer         Family Relationships
       ----            ---      -------------      ---------------------
Louis V. Aronson II    73        1953 -           President & Chief Executive
                                 Present          Officer; Chairman of
                                                  Executive Committee and
                                                  Finance Committee; Director.

Daryl K. Holcomb       45        1988 -           Controller and Treasurer;
                                 Present

                                 1993 -           Chief Financial Officer; None.
                                 Present

Justin P. Walder       60        1989 -           Secretary;
                                 Present

                                 1972 -           Assistant Corporation Counsel;
                                 Present          Director; None.

                        Messrs. L.V. Aronson and Holcomb have been employed by the Company in executive and/or professional capacities for at least the five-year period immediately preceding the date hereof. Mr. Justin P. Walder has been Assistant Corporation Counsel and Director of the Company and a principal in Walder, Sondak & Brogan, P.A., Attorneys at Law, for at least the five-year period immediately preceding the date hereof.

        (c) Section 16(a) Reporting Comments

                        Under Securities and Exchange Commission ("SEC") rules, the Company is required to review copies of beneficial ownership reports filed with the Company which are required under Section 16(a) of the Exchange Act by officers, directors and greater than 10% beneficial owners. Based solely on the Company's review of forms filed with the Company, the Company believes no information is required to be reported under this item.

        Item 11 - EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION TABLE

                        The Summary Compensation Table presents compensation information for the years ended December 31, 1995, 1994 and 1993 for the Chief Executive Officer and the other executive officer of the Company whose base salary and bonus exceeded $100,000.

                              SUMMARY COMPENSATION TABLE
                             ----------------------------

                                                            Long-Term
                                                            Compensa-    All
                                      Annual Compensation      tion     Other
        Name and                     --------------------   ---------  Compen-
        Principal                     Salary        Bonus    Options/  sation
        Position              Year                   (1)    SARS (#)     (2)
        ---------             ----   --------------------   ---------  -------
    Louis V. Aronson II       1995   $403,882     $53,031       --     $ 9,264
      President & Chief       1994    377,460      78,830       --       9,174
      Executive Officer       1993    365,144      31,833       --      10,205

    Daryl K. Holcomb          1995    100,625      13,322    5,500       2,424
      Chief Financial         1994     95,625      20,583       --       2,040
      Officer, Controller     1993     95,000       7,716    7,000       2,040
      & Treasurer

        Footnotes
        ---------
        (1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's subsidiaries of certain levels of net sales and profits before taxes.

        (2) In 1995, All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $3,000 and Mr. Holcomb, $2,424); and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $6,264).

                        OPTION GRANTS IN LAST FISCAL YEAR
                       -----------------------------------
                                 Individual Grants                      Potential
             ----------------------------------------------------  |    Realizable
                          Percent                                  | Value at Assumed
                          of Total                                 | Annual Rates of
                          Options                                  |   Stock Price
                         Granted to                                | Appreciation for
             Options     Employees     Exercise                    |  Option Term (1)
             Granted     in Fiscal      Price      Expiration      |------------------
   Name        (#)         Year        (per sh)      Date          |     5%     10%
   ----      -------     ----------    --------    ----------      |  ------  ------
   Daryl K.                                                        |
   Holcomb    5,500        100%        $1.625     May 22, 2000     |  $2,469  $5,456

        (1) Amounts for the named executive shown in these columns have been derived by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), multiplying the result by the number of shares covered by the options, and subtracting the aggregate exercise price of the options. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company.

                        AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                        The following table summarizes, for each of the named executive officers, the number of stock options unexercised at December 31, 1995. All options held by the named executives were exercisable at December 31, 1995. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
        ---------------------------------------------------
        FISCAL YEAR-END OPTION VALUES
        -----------------------------

                                                                       Value of
                         Shares                     Number of         In-the-Money
                        Acquired               Unexercised Options    Options at
                            on      Value (1)     at FY-End (2)       FY-End (3)
         Name           Exercise    Realized       Exercisable        Exercisable
         ----           --------    ---------  -------------------    -----------
   Louis V. Aronson II    20,000    $34,750        20,000 (4)        $11,250
   Daryl K. Holcomb           --         --        20,000             48,663

        Footnotes
        ---------

        (1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

        (2) The options held by the named executive officers at December 31, 1995 are exercisable at any time and expire at various times from May 16, 1996, through May 22, 2000.

        (3) The value of the unexercised options was determined by comparing the average of the bid and asked prices of the Company's common stock at December 31, 1995, to the option prices. All options held by the named executive officers were in-the-money at December 31, 1995.

        (4) The options held by Mr. L.V. Aronson were exercised in March
             1996.


                        LONG-TERM INCENTIVE PLANS

                        None.

                        PENSION PLAN

                        No named executive is a participant in a defined benefit pension plan of the Company.


                        COMPENSATION OF DIRECTORS

                        Effective  January  1,  1996,   directors  who  are  not
        officers of the Company receive an annual fee of $7,500 and, in addition, are compensated at the rate of $600 for each meeting of the Company's Board of Directors actually attended and $350 for each meeting of a Committee of the Company's Board of Directors actually attended. Officers receive no compensation for their services on the Board or on any Committee.


                        EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

                        Mr. L.V. Aronson II is a party to an employment contract with the Company dated September 21, 1978, which, as amended on July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August
        22, 1991 and May 22, 1995, provides for a term expiring December 31, 1998. The employment contract provides for the payment of a base salary which is to be increased 7% as of January 1 of each year. It also provides that the Company shall reimburse Mr. L.V. Aronson for expenses, provide him with an automobile, and pay a death benefit equal to two years' salary. During 1990, Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract, and, in addition, a 7% salary increase due January 1, 1991 under the terms of the contract was waived. During 1992 also, Mr. L.V. Aronson offered and accepted a 7% reduction in his base salary. Effective September 1, 1993, Mr. L.V. Aronson offered and accepted a further 5% reduction in his base salary. Under the employment contract, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contract also provides that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contract.

                        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                        The Board of the Company, as a whole, provides overall guidance of the Company's executive compensation program. All members of the Board participate in the review and approval of each of the components of the Company's executive compensation program described below, except that no director who is also a Company employee participates in the review and approval of his compensation. Directors of the Company who are also current employees of the Company are Messrs. L.V. Aronson and Walder. Directors of the Company who are also former employees of the Company are Messrs. R.A. Aronson, whose employment with the Company ceased in 1987, and Ganz, who retired from the Company in 1993. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 1997 which is cancellable at any time by either party with 60 days notice and which compensated Mr. Ganz for his services at the rate of $55,000 in the year ended December 31, 1995, and provides compensation of $57,500 per year for the years ending December 31, 1996 and 1997, plus participation in the Company's health and life insurance plans.

        (a) Transactions with management and others.

                        During the year ended December 31, 1995, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $99,313. A greater than 10% shareholder of Michael Graphics, Inc. is the son-in-law of the Company's President, who also serves as a director.

                        During the year ended December 31, 1995, RCPC, Ronson Aviation and Ronson Metals retained the firm of Walder, Sondak & Brogan, P.A., Attorneys at Law, to perform legal services amounting to $69,662. Justin P. Walder, a principal in that firm, is a director and officer of the Company.

        (b) Certain business relationships.

                        None.

        Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

        (a) Security ownership of certain beneficial owners.

                        Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

        Name and Address
         of Beneficial                Title of    Beneficially    Percent of
            Owner                       Class       Owned (1)        Class
        ----------------              --------    -------------   ----------
        Louis V. Aronson II             Common      406,935 (2)    20.8% (1)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Ronson Corporation Retirement
        Plan                            Common      165,260         8.9% (2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Patrick Kintz                   Common      222,766        12.5% (3)
           8323 Misty Vale
           Houston, Texas 77075

        (1) Includes 166,979 shares of unissued common stock issuable to Mr. L.V. Aronson upon conversion of 166,979 shares of 12% Cumulative Convertible Preferred Stock owned by Mr. L.V. Aronson.

        (2) Includes 91,487 shares of unissued common stock issuable to the Retirement Plan upon conversion of 91,487 shares of 12% Cumulative Convertible Preferred Stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson, E.M. Ganz and I.M. Gedinsky. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 572,195 shares, or 28.0% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 182,063 shares, or 9.7% of the class. If the shares held by the Retirement Plan were included in Mr. Gedinsky's beneficial ownership, Mr. Gedinsky's beneficial ownership would be 165,260 shares or 8.8% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G.

        (3) Includes 195,066 common shares owned directly, 24,600 common shares owned as tenant in common with his spouse and 3,100 common shares owned by his spouse. This information was provided to the Company by Mr. Kintz.

        (b) Security Ownership of Management

                        The following table shows the number of shares of common stock beneficially owned by each director and by all directors and officers as a group and the percentage of the total shares of common stock outstanding owned by each individual and by the group shown in the table. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

        Name of Individual or                 Amount and Nature of            Percent of
          Identity of Group                  Beneficial Ownership(2)            Class
        ---------------------                -----------------------          ----------
        Louis V. Aronson II                        406,935 (3)                  20.8%

        Robert A. Aronson                            1,599                      (1)

        Barton P. Ferris, Jr.                       36,349                       2.0%

        Erwin M. Ganz                               16,803 (3)                  (1)

        Justin P. Walder                            24,981                       1.4%

        Saul H. Weisman                              7,923                      (1)

        All Directors and
        Officers as a group
        (eight (8) individuals
        including those named above)               515,990                      25.4%

        (1) Shares owned beneficially are less than 1% of total shares outstanding.

        (2) Shares listed as owned beneficially include 219,070 shares of 12% Cumulative Convertible Preferred Stock and 25,700 shares subject to option under the Ronson Corporation 1983 and 1987 Incentive
             Stock Option Plans as follows:

                                            12% Cumulative
                                        Convertible Preferred     Common Shares
                                                Shares             Under Option
                                        ---------------------     --------------
                Louis V. Aronson II            166,979                  --

                Robert A. Aronson                  566                  --

                Barton P. Ferris, Jr.           25,411                  --

                Erwin M. Ganz                    7,843                  --

                Justin P. Walder                13,603                4,500

                Saul H. Weisman                  4,568                  --

                All Directors and Officers
                as a group (eight (8)
                individuals including
                those named above)             219,070               25,700

        (3) Does not include 73,773 shares of issued common stock owned by the Retirement Plan and 91,487 shares of unissued common stock issuable to the Retirement Plan upon conversion of 91,487 shares of 12% Cumulative Convertible Preferred Stock. The shares held by the Retirement Plan are voted by the Plan's trustees, Messrs. L.V. Aronson, E.M. Ganz and I.M. Gedinsky. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 572,195 shares, or 28.0% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 182,063 shares, or 9.7% of the class.

        (c) Changes in control.

                        The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.


        Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        Refer to Compensation Committee Interlocks and Insider Participation in Item 11 above for information in response to (a) and
        (b) of this Item.

        (c) Indebtedness of management.

                        None.

        (d) Transactions with promoters.

                        Not applicable.

        PART IV

        Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

        (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Report.

                (3) Listing of exhibits, as applicable.

                           (3)  Articles  of   incorporation   and  by-laws  are
        incorporated herein by reference.

                           (4) Instruments defining the rights of security holders, including indentures.

                               Reference is made to Company's Form S-2 filed on September 18, 1987 and incorporated herein by reference.

                               Reference is made to Company's Form S-2 filed on April 8, 1988 and incorporated herein by reference.

                          (10) Material contracts

                               On January 6, 1995, RCPC entered into an agreement with United Jersey Bank for a Revolving Loan and a Term Loan (refer to Notes 4 and 5 of the Notes to Consolidated Financial
        Statements). The agreements were attached to the Company's 1994 Form 10-K as Exhibits 10(a)-10(f).

                               On December 1, 1995 the Company and RCPC entered into a mortgage loan agreement with UJB (refer to Note 5 of the Notes to Consolidated Financial Statements). The agreements are attached hereto as Exhibits 10.1 and 10.2 as follows:

                                    .1 Mortgage Note dated  December 1, 1995, in
        the amount of $1,300,000 between Ronson Consumer Products Corporation, Ronson Corporation and United Jersey Bank.

                                    .2 Mortgage  and  Security  Agreement  dated
        December 1, 1995, between Ronson Consumer Products Corporation and United Jersey Bank.

                               Ronson Aviation has an outstanding mortgage loan agreement with the Bank of New York, National Community Division, which was filed as Exhibits 2 and 3 to the Company's Form 10-Q for the quarter ended June 30, 1995.

                               For  further   information   on  Company's   loan
        agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 1995, filed with this Report pursuant to Item 8, which is incorporated herein by reference.

                               The Company is a party to an employment contract with Mr. Louis V. Aronson II dated December 21, 1978, as amended July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989,
        August 22, 1991 and May 22, 1995. This contract is incorporated herein by reference as filed as Exhibit 10.16 to Registration Statement No. 33-13696 on Form S-2 dated September 18, 1987.

                                    .3 The Summary of the  Management  Incentive
        Plan of the Company and its subsidiaries is attached as Exhibit 10.3.

                          (11) Statement re computation of per share earnings is attached hereto as Exhibit 11.

                          (20) The Ronson Corporation Notice of Meeting of Stockholders held on November 21, 1995, and Proxy Statement was filed on October 18, 1995, and is incorporated herein by reference.

                          (21) Subsidiaries of the Company

                               The Company is the owner of 100% of the voting power of the following subsidiaries, each of which is included in the consolidated financial statements of the Company:

   Wholly Owned Subsidiary              State or Other Jurisdiction
   and Business Name                    of Incorporation or Organization
   -----------------------              --------------------------------
   Domestic
   --------
   Ronson Consumer Products Corporation             New Jersey
   Ronson Aviation, Inc.                            New Jersey
   Ronson Metals Corporation                        New Jersey

   Foreign
   -------
   Ronson Corporation of Canada, Ltd.               Canada

                               The Company also holds 100% of the voting power of three additional subsidiaries which are included in its consolidated financial statements and which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                          (23) Consents of experts and counsel attached hereto as Exhibit 23 (a) and (b).

                          (99) Additional exhibits.

                               (a) Report of Inspectors of Election for the Ronson Corporation Annual Meeting of Stockholders on November 21, 1995.

        (b) Reports on Form 8-K filed in the fourth quarter of 1995.

                        None.

        (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this Report. (See Item (a) (3).)

        (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               RONSON CORPORATION


   Dated:  March 28, 1996       By:     /s/Louis V. Aronson II
                                        ----------------------------------------
                                        Louis V. Aronson II, President and
                                        Chief Executive Officer and Director



   Dated:  March 28, 1996       By:     /s/Daryl K. Holcomb
                                        ----------------------------------------
                                        Daryl K. Holcomb, Chief Financial
                                        Officer, Controller and Treasurer



   Dated:  March 28, 1996       By:     /s/Justin P. Walder
                                        ----------------------------------------
                                        Justin P. Walder, Secretary and
                                        Director



   Dated:  March 28, 1996       By:     /s/Robert A. Aronson
                                        ----------------------------------------
                                        Robert A. Aronson, Director



   Dated:  March 28, 1996       By:     /s/Barton P. Ferris, Jr.
                                        ----------------------------------------
                                        Barton P. Ferris, Jr., Director



   Dated:  March 28, 1996       By:     /s/Erwin M. Ganz
                                        ----------------------------------------
                                        Erwin M. Ganz, Director



   Dated:  March 28, 1996       By:     /s/Saul H. Weisman
                                        ----------------------------------------
                                        Saul H. Weisman, Director

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14 (a) (1) and (2), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                          YEAR ENDED DECEMBER 31, 1995




                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
- ----------------------------------------------------
Dollars (other than per share amounts) in thousands

                                        1995            1994            1993             1992             1991
                                      --------        --------        --------         --------         --------
Net sales  (1) ...............        $ 26,953        $ 25,583        $ 19,725         $ 22,727         $ 20,355

Earnings (loss) from
  continuing operations (1) ..           1,500           1,074            (821)          (1,073)            (746)

Total assets .................          13,403          11,887           9,896           16,874           16,250

Long-term obligations ........           2,195           1,121           1,760            5,355            5,814

Per common share (3):

  Earnings (loss) from
    continuing operations (2):
    Assuming no dilution .....            0.77            0.52           (0.59)           (0.75)           (0.57)
    Assuming full dilution ...            0.58            0.42           (0.59)           (0.75)           (0.57)


(1) Net sales and loss from continuing operations for 1991 through 1992 have been reclassified to conform with the presentation of continuing and discontinued operations.

(2) "No dilution" assumes no conversion of preferred shares to common and "full dilution" assumes full conversion of all preferred shares to common. The assumed conversion of preferred shares to common was anti-dilutive for the years ended December 31, 1991 through 1993, and therefore, was excluded from the computation of loss per common share, assuming full dilution, for purposes of this presentation.

(3) No dividends on common stock were declared or paid during the five years ended December 31, 1995.

   FORM 10-K -- ITEM 14 (a) (1) and (2)

   RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


   The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:


        Consolidated Balance Sheets - December 31, 1995 and 1994

        Consolidated Statements of Earnings - Years Ended
                December 31, 1995, 1994 and 1993

        Consolidated  Statements of Cash Flows - Years Ended  December 31, 1995,
                1994 and 1993

        Notes to Consolidated Financial Statements

   The  following   consolidated   financial   statement   schedules  of  Ronson
   Corporation and its wholly owned subsidiaries to be included in Item 14(d) will be filed by the Company by amendment before April 30, 1996.


        Schedule I              Condensed Financial Information
                                        of Company

        Schedule II             Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


   The Board of Directors and Stockholders
   Ronson Corporation


   We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ronson Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



   DEMETRIUS & COMPANY, L.L.C.

   Wayne, New Jersey
   March 5, 1996

                          Independent Auditors' Report
                          ----------------------------


   The Board of Directors and Stockholders
   Ronson Corporation:


   We have audited the accompanying consolidated statements of earnings, and cash flows of Ronson Corporation and subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ronson Corporation and subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that Ronson Corporation and subsidiaries will continue as a going concern. The Company incurred losses from continuing operations in each of the years in the three-year period ended December 31, 1993, and the Company had a working capital deficiency at such date. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                KPMG Peat Marwick LLP

   Short Hills, New Jersey
   April 14, 1994

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- ---------------------------
Dollars in thousands

                                   ASSETS
                                   ------                              December 31,
                                                                  ----------------------
                                                                    1995          1994
                                                                  -------        -------
CURRENT ASSETS:
Cash .....................................................        $    64        $   186
Accounts receivable, less allowances for doubtful accounts
  of: 1995, $86; 1994, $95 ...............................          1,940          1,697

Inventories:
  Finished goods .........................................          5,501          4,650
  Work in process ........................................            177             76
  Raw materials ..........................................            700            772
                                                                  -------        -------
                                                                    6,378          5,498
Other current assets .....................................            783            690

Current assets of discontinued operations ................            187             97
                                                                  -------        -------
      TOTAL CURRENT ASSETS ...............................          9,352          8,168


PROPERTY, PLANT AND EQUIPMENT:
Land .....................................................             19             19
Buildings and improvements ...............................          3,477          3,360
Machinery and equipment ..................................          2,995          2,902
Construction in progress .................................             45              5
                                                                  -------        -------
                                                                    6,536          6,286

Less accumulated depreciation and amortization ...........          4,370          4,049
                                                                  -------        -------
                                                                    2,166          2,237


INTANGIBLE PENSION ASSETS ................................            419            463


OTHER ASSETS .............................................            764            588


OTHER ASSETS OF DISCONTINUED OPERATIONS ..................            702            431

                                                                  -------        -------
                                                                  $13,403        $11,887
                                                                  =======        =======
See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- ---------------------------
Dollars in thousands (except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------                              December 31,
                                                                    -------------------------
                                                                      1995             1994
                                                                    --------         --------
CURRENT LIABILITIES:
Short-term debt ............................................        $  4,472         $  2,750
Current portion of long-term debt ..........................             211              553
Current portion of lease obligations .......................              40               58
Current portion of pension obligations .....................             280            1,913
Accounts payable ...........................................           1,428            1,693
Accrued expenses ...........................................           1,750            2,044
Current liabilities of discontinued operations .............             993              584
                                                                    --------         --------
     TOTAL CURRENT LIABILITIES .............................           9,174            9,595

LONG-TERM DEBT .............................................           1,728             --
LONG-TERM LEASE OBLIGATIONS ................................              37               79
PENSION OBLIGATIONS ........................................             287              559
OTHER LONG-TERM LIABILITIES ................................              78              382
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS ...........              65              101

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 5,000,000 shares:
  12% cumulative convertible, $.01 stated value, outstanding
  1995, 847,308 and 1994, 873,267 ..........................               8                9

Common stock par value $1
                                        1995         1994
                                        ----         ----
  Authorized shares...............   11,848,106   11,848,106
  Reserved shares.................      917,374      979,499
  Issued (including treasury).....    1,820,893    1,767,934           1,821            1,768

Additional paid-in capital .................................          30,308           30,329
Accumulated deficit ........................................         (27,081)         (27,721)
Unrecognized net loss on pension plans .....................          (1,403)          (1,595)
Cumulative foreign currency translation adjustment .........             (26)             (26)
                                                                    --------         --------
                                                                       3,627            2,764
Less cost of treasury shares:
1995, 62,087 and 1994, 62,035 common shares ................           1,593            1,593
                                                                    --------         --------
  TOTAL STOCKHOLDERS' EQUITY ...............................           2,034            1,171
                                                                    --------         --------
                                                                    $ 13,403         $ 11,887
                                                                    ========         ========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
- -----------------------------------
Dollars in thousands (except per share data)

                                                               Year Ended December 31,
                                                      -----------------------------------------
                                                        1995             1994            1993
                                                      --------         --------        --------
NET SALES ....................................        $ 26,953         $ 25,583        $ 19,725
                                                      --------         --------        --------
Cost and expenses:
  Cost of sales ..............................          18,416           17,424          13,605
  Selling, shipping and advertising ..........           3,340            3,166           2,690
  General and administrative .................           3,141            3,272           2,919
  Depreciation and amortization ..............             344              337             321
                                                      --------         --------        --------
                                                        25,241           24,199          19,535
                                                      --------         --------        --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INTEREST AND OTHER ITEMS ...................           1,712            1,384             190
                                                      --------         --------        --------
Other expense:
  Interest expense ...........................             541              322             574
  Other-net ..................................             168              342             437
                                                      --------         --------        --------
                                                           709              664           1,011
                                                      --------         --------        --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ........................           1,003              720            (821)
Income tax benefits-net ......................             497              354            --
                                                      --------         --------        --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS ...           1,500            1,074            (821)
                                                      --------         --------        --------
Discontinued operations:
  Loss from discontinued operations (net of
    applicable deferred income tax benefit of
    $110 in 1995) ............................            (860)            --               (13)
  Gain on sale of Ronson Hydraulics (net of
    applicable income taxes of $200 in 1993) .            --               --             3,916
                                                      --------         --------        --------
Earnings (loss) from discontinued operations .            (860)            --             3,903
                                                      --------         --------        --------
NET EARNINGS .................................        $    640         $  1,074        $  3,082
                                                      ========         ========        ========

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
- -----------------------------------
Dollars in thousands (except per share data)

                                                               Year Ended December 31,
                                                      -----------------------------------------
                                                        1995             1994            1993
                                                      --------         --------        --------
EARNINGS (LOSS) PER COMMON SHARE:

Assuming no dilution:
  Earnings (loss) from continuing operations .        $   0.77         $   0.52        $  (0.59)
  Earnings (loss) from discontinued operations           (0.50)            --              2.30
                                                      --------         --------        --------
  Net earnings ...............................        $   0.27         $   0.52        $   1.71
                                                      ========         ========        ========
Assuming full dilution:
  Earnings (loss) from continuing operations .        $   0.58         $   0.42        $  (0.32)
  Earnings (loss) from discontinued operations           (0.33)            --              1.52
                                                      --------         --------        --------
  Net earnings ...............................        $   0.25         $   0.42        $   1.20
                                                      ========         ========        ========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
DOLLARS IN THOUSANDS
                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                       1995            1994            1993
                                                                       ----            ----            ----
Cash Flows from Operating Activities:
Net earnings ...............................................        $   640         $ 1,074         $ 3,082
Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .........................            344             337             579
     Deferred income tax benefits ..........................           (686)           (354)           --
     Net gain on sale of assets and business of
         Ronson Hydraulics .................................           --              --            (3,916)
     Increase (decrease) in cash from changes in:
         Accounts receivable ...............................           (243)           (417)            400
         Inventories .......................................           (880)         (1,297)            617
         Other current assets ..............................            (19)           (246)            280
         Accounts Payable ..................................           (287)            252            (182)
         Accrued expenses ..................................            141             181             458
     Net change in pension-related accounts ................         (1,669)            292          (1,347)
     Other .................................................           (148)            (65)            224
                                                                     ------          ------          ------
         Net cash provided by (used in) operating activities         (2,807)           (243)            195
                                                                     ------          ------          ------
Cash Flows from Investing Activities:
Net proceeds from sale of assets and business
     of Ronson Hydraulics ..................................           --              --             7,690
Capital expenditures .......................................           (277)           (314)           (459)
                                                                     ------          ------          ------
         Net cash provided by (used in) investing activities           (277)           (314)          7,231
                                                                     ------          ------          ------
Cash Flows from Financing Activities:
Proceeds from long-term debt ...............................          1,533            --              --
Proceeds from short-term debt ..............................          8,848           1,528           2,008
Proceeds from exercise of stock options ....................             31               4            --
Payments of dividends on preferred stock ...................           --               (92)           (184)
Payments of long-term debt .................................           (147)            (85)         (5,710)
Payments of long-term lease obligations ....................            (60)            (55)           (229)
Payments of short-term debt ................................         (7,243)         (1,164)         (2,809)
                                                                     ------          ------          ------
         Net cash provided by (used in) financing activities          2,962             136          (6,924)
                                                                     ------          ------          ------
Net increase (decrease) in cash ............................           (122)           (421)            502

Cash at beginning of year ..................................            186             607             105
                                                                     ------          ------          ------
Cash at end of year ........................................        $    64         $   186         $   607
                                                                     ======          ======          ======
See notes to consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation - The consolidated financial statements include the accounts of Ronson Corporation (the "Company") and its subsidiaries, all of which are wholly owned. Its principal subsidiaries are Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey; Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, Canada (together "Ronson Consumer Products"); Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey; and Ronson Metals Corporation ("Ronson Metals"), Newark, New Jersey. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

        Property and Depreciation - Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method. Capitalized leases are amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter.

        Inventories - Inventories, other than aircraft, are valued at the lower of average cost or market. Net aircraft inventory is carried at the lower of depreciated cost or market. Finished goods inventory includes $3,810,000 and $3,270,000 of net aircraft inventory at December 31, 1995 and 1994, respectively.

        Foreign Currency Translation - All balance sheet accounts of the Company's foreign subsidiary, Ronson-Canada, are translated at the current exchange rate as of the end of the year. All income statement accounts are translated at average currency exchange rates. Stockholders' equity accounts are translated at historical exchange rates. The resulting translation adjustment is recorded as a separate component of Stockholders' Equity. Transaction gains and losses are not significant in the periods presented.

        Fair Value of Financial Instruments - In 1995, the Company adopted SFAS #107 "Disclosures about Fair Value of Financial Instruments" which requires all entities to disclose the fair value of financial instruments for which it is practicable to estimate fair value.

        The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. The book value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

        Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $135,000, $86,000 and $74,000 in continuing operations for the years ended December 31, 1995, 1994 and 1993, respectively.

        Income Taxes - Effective January 1, 1993, the Company adopted SFAS #109, "Accounting for Income Taxes". The adoption of SFAS #109 did not have a material impact on the financial position or results of operations of the Company in 1993. In 1995 and 1994, the Company recorded net deferred tax assets of $686,000 and $354,000, respectively.

        Per Common Share Data - Earnings (loss) per common share, assuming no dilution, was computed by dividing earnings (loss) less cumulative preferred dividends by the weighted average number of common shares outstanding.

        Earnings (loss) per common share, assuming full dilution, was computed by dividing earnings (loss) by the weighted average number of common shares outstanding plus the assumed conversion of the preferred shares into common shares.

        The weighted average number of shares used for these computations was as follows:

                                                 1995           1994          1993
                                                 ----           ----          ----
        Average number of common shares:
                Assuming no dilution          1,719,867      1,700,075      1,696,276
                Assuming full dilution        2,589,787      2,576,932      2,576,200

        Stock options are not included in earnings (loss) per share computations since their dilutive effect would not be material. (Refer to Note 11.)

        Recent Accounting Pronouncement - In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS #123, "Accounting for Stock-Based Compensation". SFAS #123 is effective for fiscal years beginning after December 15, 1995. Under SFAS #123, stock options are considered to be a form of compensation. For the purposes of recognition of the value of the stock options as compensation, the FASB allows the use of the intrinsic value method under APB Opinion 25 or the fair value method prescribed in SFAS #123. If the intrinsic value method is used, the effect of use of the fair value method must be disclosed on a pro forma basis. The Company will adopt SFAS #123 in 1996 as required. Because the number of stock options granted by the Company is generally not substantial, the Company believes that implementation of SFAS #123 will not have a material impact on the financial position or the results of operations of the Company.


   Note 2.  DISCONTINUED OPERATIONS:

        On October 6, 1993, the Company sold the assets and business of Ronson Hydraulics. The amount of the sale, including the assumption by the buyer of certain liabilities, was approximately $11,300,000. The Company received approximately $8,930,000 in cash from the sale and the Company recognized a net gain on the sale of $3,916,000 in the fourth quarter of 1993. The Company's outstanding debt of approximately $5,000,000 to its former principal lender, Foothill Capital Corporation, was repaid in full at the time of the sale. The earnings from the operations of Ronson Hydraulics, net of applicable income taxes, which have been classified as discontinued operations, were $612,000 for the year ended December 31, 1993.

        In December 1989, the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals, and to comply with the New Jersey Environmental Industrial Site Recovery Act ("ISRA") (formerly ECRA) and all other applicable laws. As part of the plan to sell the properties of the Ronson Metals discontinued operations, Ronson Metals has also been involved in the termination of its United States Nuclear Regulatory Commission ("NRC") license. Prior to the fourth quarter 1995, the total costs and expenses related to terminating the Ronson Metals operation, less the expected gain from the eventual sale of Ronson Metals' assets, were projected to be approximately $1,920,000. These costs and expenses consisted of: termination of Ronson Metals' operations; maintenance of the Ronson Metals' property; and completion of compliance with environmental regulations by Ronson Metals. In the fourth quarters of 1993, 1992, 1991 and 1990; the amounts of $625,000, $200,000, $520,000 and $575,000, respectively, (which total $1,920,000) were charged against the Company's Earnings from Discontinued Operations. These charges between the beginning of 1990 and year end 1993 were due primarily: to costs incurred; to previously projected costs related to the New Jersey Department of Environmental Protection ("NJDEP"); to a lesser extent at that time, to NRC related activities; and to the extended period of time previously projected for NJDEP and NRC clearance. The liability for these costs and expenses, recorded in the financial statements at December 31, 1994, was considered adequate by the Company, based upon: the results of testing completed by year end 1994; NJDEP and NRC comments through 1994; reports to the Company by its environmental counsel and environmental consultants that the environmental compliance would be completed in 1995; and the sale of the Ronson Metals property would be completed prior to December 31, 1995.

        As the result of further testing completed and reported to the Company by its radiological consultant in the fourth quarter of 1995, certain subsurface conditions became known. The testing indicated low-level contamination below a small section of the concrete floor in one of the buildings at Ronson Metals. Additional testing is now required in this small area. This additional testing and potential remediation will increase the costs and will increase the time projected to receive clearance from the NJDEP and the NRC. Resulting from the fourth quarter 1995 radiological consultant's report and from the information received in the first quarter of 1996, the Company accrued a charge in the fourth quarter of 1995 of $970,000 ($860,000 net of the deferred income tax benefit of $110,000) due to the potential additional time and costs projected.

        Although the Company believes it has accrued for all future costs, the full extent of the costs and time required is not determinable until additional testing and remediation, if any, has been completed and accepted by the NJDEP and by the NRC.

        Ronson   Hydraulics  and  Ronson  Metals  are  being  accounted  for  as discontinued  operations,  and,  accordingly,  their  operating  results  are reported in this manner in all years presented in the accompanying consolidated statements of earnings and other related operating statement data. The net sales of the discontinued segments were as follows (in thousands):

                                              Year Ended December 31,
                                           1995       1994       1993
                                           ----       ----       ----
                Ronson Hydraulics .......$   --     $    --    $  8,275 (1)
                Ronson Metals ...........    --          --          --
                                         -------    --------   --------
                                         $   --     $    --    $  8,275
                                         =======    ========   ========

                (1) Through October 6, 1993.

        The assets and liabilities of Ronson Hydraulics and Ronson Metals are reflected in the Consolidated Balance Sheets under assets and liabilities of discontinued operations. At December 31, 1995, Other Assets of Discontinued Operations consisted primarily of land and buildings and net deferred tax assets of Ronson Metals. The Current Liabilities of Discontinued Operations and Long-Term Liabilities of Discontinued Operations at December 31, 1995, consisted of: $670,000 of accrued costs related to the environmental compliance of Ronson Metals; accrued costs related to discontinuance of Ronson Metals; and the accrued costs associated with the sale of Ronson Hydraulics.


   Note 3.  INCOME TAXES:

        At December 3l, 1995, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $12,000,000, expiring as follows: $l00,000 in 1996; $l,500,000 in l997; $4,000,000 in 1998; $2,800,000
   in 1999; $800,000 in 2000 to 2001; and $2,800,000 in 2005 to 2010.

        In addition, the Company had approximately $104,000 of available investment tax credit carryforwards expiring as follows: $21,000 in 1996; $20,000 in 1997; $20,000 in 1998; $32,000 in 1999 and $11,000 in 2000. In
   accordance with provisions enacted in the Tax Reform Act of l986, the investment tax credit carryforwards available for future periods have been reduced by 35%. The Company also had available alternative minimum tax credit carryforwards of approximately $60,000.

        The income tax benefits (expenses) consisted of the following (in thousands):

                                                   Year Ended December 31,
                                                   1995     1994    1993
                                                   -----    -----   -----
        Current:
          Federal. . . . . . . . . . . . . . . . . $  --    $  --   $ (50)
          State. . . . . . . . . . . . . . . . . .   (79)      --    (150)
                                                   -----    -----   -----
                                                     (79)      --    (200)
                                                   -----    -----   -----
        Deferred:
          Federal. . . . . . . . . . . . . . . . .   557      314      --
          State. . . . . . . . . . . . . . . . . .   129       40      --
                                                   -----    -----   -----
                                                     686      354      --
                                                   -----    -----   -----
                                                     607      354    (200)
        Allocated to discontinued operations . . .   110       --    (200)
                                                   -----    -----   -----
          Income tax benefits-net. . . . . . . . . $ 497    $ 354   $  --
                                                   =====    =====   =====

        In accordance with SFAS #109, the provisions for federal income taxes in 1994 and 1993 of $7,000 and $823,000, respectively, were offset by available net operating loss carryforwards, except for alternative minimum tax in 1993.

        The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax benefit (expense) is as follows (in thousands):

                                                  Year Ended December 31,
                                               1995        1994       1993
                                               -----       -----      -----
   Tax benefit (expense) amount computed
     using statutory rate                      $(341)      $(245)     $ 279
   State taxes, net of federal benefit           (52)         --         --
   Operations outside the US                     100          16        (29)
   Compensation accruals                          51         (90)      (111)
   Pension contributions more than
     net accruals                                276         190        458
   Losses for which no current benefit
     was provided                               (103)         --         --
   Effects of discontinued operations             --         140       (593)
   Utilization of net operating loss
     carryforwards                                --          16         --
   Recognition of deferred tax assets:
     Federal                                     447         314         --
     State                                       129          40         --
   Other                                         (10)        (27)        (4)
                                               -----       -----      -----
   Income tax benefits-net                     $ 497       $ 354      $  --
                                               =====       =====      =====

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                       December 31,
                                                                                   1995          1994
                                                                                  ------        ------
Deferred tax assets:
  Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and valuation reserves
    for financial reporting purposes .....................................        $  183        $  160
  Compensated absences, principally due to accrual for
    financial reporting purposes .........................................           100            99
  Compensation, principally due to accrual
    for financial reporting purposes .....................................           200           301
  Accrual of discontinued operations costs, principally
    related to compliance with NJDEP and NRC requirements ................           285           114
  Net operating loss carryforwards .......................................         4,469         4,394
  Investment tax credit carryforwards ....................................           104           135
  Other ..................................................................           135           144
                                                                                  ------        ------
    Total gross deferred tax assets ......................................         5,476         5,347
    Less valuation allowance .............................................         3,902         4,783
                                                                                  ------        ------
    Net deferred tax assets ..............................................         1,574           564
                                                                                  ------        ------

Deferred tax liabilities:
  Pension expense, due to contributions in excess of
    net accruals .........................................................           529           201
  Other ..................................................................             5             9
                                                                                  ------        ------
    Total gross deferred tax liabilities .................................           534           210
                                                                                  ------        ------
    Net deferred taxes ...................................................        $1,040        $  354
                                                                                  ======        ======

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been established based on the likelihood that a portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that $1,574,000 of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance was reduced from $4,783,000 at December 31, 1994, to $3,902,000 at December 31, 1995, and from $5,648,000 at December 31, 1993 to $4,783,000 at December
   31, 1994.

        Of the net deferred tax assets, approximately $233,000 were classified as current and $807,000 were classified as long-term.

   Note 4.  SHORT-TERM DEBT:

            Composition (in thousands):                      December 31,
                                                           1995       1994
                                                           ----       ----
        Revolving loans (a). . . . . . . . . . . . . . . $ 1,164   $    --
        Notes payable, banks (b) . . . . . . . . . . . .   1,987     1,235
        Notes payable, commercial finance companies (c).   1,203     1,183
        Note payable, equipment lessor (d) . . . . . . .     118        --
        Other. . . . . . . . . . . . . . . . . . . . . .      --       332
                                                         -------   -------
        Total Short-Term Debt. . . . . . . . . . . . . . $ 4,472   $ 2,750
                                                         =======   =======

        (a) On January 11, 1995, RCPC entered into an agreement with United Jersey Bank ("UJB") for a Revolving Loan and a Term Loan (refer to Note 5(b) below regarding the Term Loan). The Revolving Loan of $1,164,000 at December 31, 1995 provides a line of credit of up to $2,000,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Revolving Loan bears interest at the rate of 2% above UJB's prime rate (8.5% at December 31, 1995). The Revolving Loan is payable on demand under an agreement which expires January 6, 1997. The Revolving Loan and Term Loan are secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. At December 31, 1995, RCPC also had outstanding Letters of Credit of $50,000. The UJB agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

        In November 1995, Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. No funds had been borrowed by Ronson-Canada under the line of credit at December 31, 1995. The line of credit is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable. The loan bears interest at the rate of 2% over the CIBC prime rate (7.5% at December 31, 1995). The line of credit, payable on demand, is to be reviewed by CIBC on April 30, 1996, and is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company.

        Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1995, Ronson Consumer Products had unused borrowings available at December 31, 1995, of about $380,000 under the UJB and CIBC lines of credit described above. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt in (a).)

        (b) At December 31, 1995, notes payable, banks, consisted of notes payable of $1,987,000 by Ronson Aviation to UJB under a line of credit in the amount of $2,000,000. The notes bear interest at 1.5% over the prime rate and are secured by specific aircraft of Ronson Aviation with a book value of $2,374,000 and a guarantee of the Company. The line of credit agreement has restrictive covenants which, among other things, limit transfer of assets from Ronson Aviation to the Company.

        The notes payable, banks, at December 31, 1994, were due by Ronson Aviation to the Bank of New York, National Community Division
   ("BONY/NCD").  These notes were paid in 1995.

        (c) At December 31, 1995, the notes payable, commercial finance companies, consisted of notes payable by Ronson Aviation as follows: 1) $578,000 due to Beech Acceptance Corporation, Inc.; 2) $532,000 due to Cessna Finance Corporation ("Cessna") under a line of credit in the amount of $1,250,000; and 3) $93,000 due to Green Tree Financial Servicing Corporation ("Green Tree"). In addition, in 1995, Ronson Aviation obtained a line of credit from General Electric Capital Corporation ("GE Capital") in the amount of $2,000,000. Notes payable to these commercial finance companies by Ronson Aviation are each collateralized by specific aircraft, and the notes are repaid from the proceeds from the sale of the aircraft. The notes bear interest at rates of 1.5% to 2% over the prime rate except that the Green Tree notes bear interest at the rate of 11%. The notes are secured by aircraft inventory of Ronson Aviation with a net book value of $1,350,000 at December 31, 1995, and the notes and lines of credit due to Cessna and GE Capital are guaranteed by the Company.

        (d) The note payable, equipment lessor, represents a deposit on equipment to be acquired under a capital lease in the second quarter of 1996.

        At December 31, 1995, the weighted average interest rate for the total short-term debt was 10.19%.


   Note 5.  LONG-TERM DEBT:

            Composition (in thousands):                       December 31,
                                                            1995       1994
                                                          -------    -------
          Mortgage loan payable, UJB (a). . . . . . . . . $ 1,300    $    --
          Term note payable, UJB (b). . . . . . . . . . .     175         --
          Mortgage loan payable, BONY/NCD (c) . . . . . .     456        553
          Other . . . . . . . . . . . . . . . . . . . . .       8         --
                                                          -------    -------
                                                            1,939        553
          Less portion in current liabilities . . . . . .     211        553
                                                          -------    -------
          Balance of long-term debt . . . . . . . . . . . $ 1,728    $    --
                                                          =======    =======

        (a) On December 1, 1995, the Company and RCPC entered into a Mortgage Loan agreement with UJB in the amount of $1,300,000. The loan is secured by a first mortgage on the land, buildings and improvements of RCPC and is payable in sixty monthly installments of $11,689, including interest, and a final installment on December 1, 2000 of $1,152,000. The loan bears interest at a fixed rate of 8.75%.

        (b) In January 1995, RCPC entered into a Term Loan agreement with UJB in the original amount of $225,000. The Term Loan with a balance of $175,000 at December 31, 1995, is payable in monthly installments of $6,250 plus interest through April 1998, and the Term Loan bears interest at the rate of 2% over the prime rate. (Refer to Note 4(a) above.)

        (c) The Mortgage Loan with a balance of $456,000 at December 31, 1995, is payable by Ronson Aviation to BONY/NCD and is collateralized by leasehold improvements, certain fixed assets, inventory, and accounts and notes receivable of Ronson Aviation. Under the BONY/NCD mortgage, monthly payments of $9,000 plus interest are due through January 1997 and a final payment of approximately $339,000 is due in January 1997. The Mortgage Loan bears interest at a variable rate of 2 1/2% above prime. The BONY/NCD mortgage agreement contains certain covenants and restrictions on Ronson Aviation only, including liquidity ratios and restrictions on the payment of dividends, management fees, certain interest and subordinated debt to the Company.

        At December 31, 1995, fixed assets with a net book value of $2,112,000 and accounts receivable and inventories of $4,713,000 are pledged as collateral for the debt detailed in Notes 4(a) and 5(a), (b) and (c) above.

        Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $2,700,000 at December 31, 1995, of which approximately $2,650,000 was restricted as to transfer to the Company and its other subsidiaries due to various covenants of their debt agreements at December 31, 1995.

        Long-term debt matures during the next five years as follows: 1996, $211,000; 1997, $454,000; 1998, $55,000; 1999, $32,000; and 2000, $1,187,000.

   Note 6.  LEASE OBLIGATIONS:

        Lease expenses in continuing operations, consisting principally of equipment rentals, totalled $468,000, $508,000 and $653,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Sublease income amounted to $142,000, $240,000 and $307,000 for the same periods, respectively.

        At December 31, 1995, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                 Operating   Capitalized
                                       Total      Leases       Leases
                                       ------     ------       ------
        Years ending December 31:
        1996 .  .  .  .  .  .  .  .  . $  199     $  150       $   49
        1997 .  .  .  .  .  .  .  .  .     99         63           36
        1998 .  .  .  .  .  .  .  .  .     41         41           --
        1999 .  .  .  .  .  .  .  .  .     33         33           --
        2000 .  .  .  .  .  .  .  .  .     33         33           --
        2001 .  .  .  .  .  .  .  .  .      8          8           --
                                       ------     ------       ------
        Total Obligations.  .  .  .  . $  413     $  328           85
                                       ======     ======
        Less:  Amount representing
               interest  .  .  .  .  .                              8
                                                               ------
        Present value of capitalized
           lease obligations.  .  .  .                         $   77
                                                               ======

        Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                   December 31,
                                                 1995        1994
                                                 -----       -----
        Machinery and equipment .  .  .  .  .  . $ 234       $ 278
        Less accumulated amortization .  .  .  .    89          77
                                                 -----       -----
                                                 $ 145       $ 201
                                                 =====       =====

   Note 7.  RETIREMENT PLANS:

        The Company and its subsidiaries have several trusteed retirement plans covering substantially all employees. The Company's funding policy is to make minimum annual contributions as required by applicable regulations. Plans covering union members generally provide benefits of stated amounts for each year of service. The Company's salaried pension plan provides benefits using a formula which is based upon employee compensation. On June 30, 1985, the Company amended its salaried pension plan so that benefits for future service would no longer accrue. A defined contribution plan was established on July l, l985 in conjunction with the amendments to the salaried pension plan.

        The following  table sets forth the plans'  aggregate  funded status and
   amounts  recognized  in  the  Company's   Consolidated   Balance  Sheets  (in
   thousands):

                                                                December 31,
                                                             1995        1994
                                                           -------      -------
Accumulated benefit obligation, including vested
  benefits of: 1995, $4,672; 1994, $4,519 ............     $ 4,679      $ 4,521
Less plan assets at fair value .......................       4,112        2,050
                                                           -------      -------
Accumulated benefit obligation in excess of
  plan assets ........................................        (567)      (2,471)
Unrecognized net obligation at 1/1/85 being
  recognized over 15 to 18 years .....................         231          267
Unrecognized prior service cost ......................         188          213
Unrecognized net loss from past experience
  different from that assumed and effects of
  changes in assumptions .............................       1,403        1,578
                                                           -------      -------
Prepaid pension (liability) net recognized in
  the Consolidated Balance Sheets ....................     $ 1,255      $  (413)
                                                           =======      =======

        Plan assets primarily include U.S. Treasury Securities, real property, 73,773 shares of common and 91,487 shares of preferred stock of the Company, money market funds and funds held in insurance company group accounts.

        Accounts corresponding to the additional minimum liability were recorded in the Consolidated Balance Sheets as follows (in thousands):

                                                          December 31,
                                                        1995        1994
                                                      -------     -------
        Intangible Pension Assets .  .  .  .  .  .  . $   419     $   463
        Unrecognized Net Loss on Pension Plans.  .  .   1,403       1,595
                                                      -------     -------
                                                      $ 1,822     $ 2,058
                                                      =======     =======

        If the additional minimum liability recorded exceeds unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

        The Company's Consolidated Statements of Earnings included pension expense consisting of the following components (in thousands):

                                             Year Ended December 31,
                                         1995          1994         1993
                                       -------       -------      -------
        Service cost.  .  .  .  .  .   $    17       $    15      $    28
        Interest cost  .  .  .  .  .       350           357          392
        Actual return on plan assets      (467)           53         (103)
        Net amortization and deferral      467           (72)          79
                                       -------       -------      -------
        Net pension expense  .  .  .   $   367       $   353      $   396
                                       =======       =======      =======

        The weighted average discount rates used in determining the actuarial present value of the accumulated benefit obligation were 7.25%, 7.75% and 7.5% in 1995, 1994 and 1993, respectively. The estimated long-term rates of return on assets were 7.3%, 7.5% and 7.5% in 1995, 1994 and 1993, respectively.

        The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of $65,000, $64,000 and $79,000 for this plan were recorded in 1995, 1994 and 1993, respectively.

   Note 8.  COMMITMENTS AND CONTINGENCIES:

        On December 30, 1994, the Company agreed to a settlement with the United States Department of Labor ("DOL") and on February 3, 1995, the Company agreed to a settlement with an appellate office of the Internal Revenue Service ("IRS"), which was accepted on behalf of the Commissioner of the IRS on March 7, 1995, related to the 1991 contribution by the Company of unencumbered land in Salisbury, North Carolina, not used in operations, to the Ronson Corporation Retirement Plan ("Retirement Plan"). The settlements with the DOL and IRS settled all matters arising from the IRS examination of the information return, Form 5500, of the Retirement Plan for the years ended June 30, 1991 and June 30, 1992. Under the terms of the settlements with the IRS and DOL, the North Carolina land previously contributed will remain in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount is stayed, and no collection action will be taken unless the Company fails to make required payments to an escrow account, described below. Further, the amount of the judgment will be satisfied in whole, or in part, by the proceeds from the sale of the North Carolina land by the Retirement Plan. At December 31, 1995, the appraised value of the land was about $675,000, compared to the amount of the judgment, including interest, of approximately $896,000 at December 31, 1995, for a net contingent liability of the Company of approximately $221,000.

        Under the terms of the settlement described above, the Company will make annual installment payments to an escrow account which will total the amount of the judgment, including interest, by March 15, 2000, as follows:

        March 15, 1996          Interest only
        March 15, 1997          $ 40,000 plus interest
        March 15, 1998          $263,000 plus interest
        March 15, 1999          $280,000 plus interest
        March 15, 2000          $272,194 plus interest

        The Trustees of the Retirement Plan have reported to the Company that it is the Retirement Plan's intention to sell the North Carolina land prior to March 15, 2000. If the land is sold by the Retirement Plan before March 15, 2000, to the extent that the proceeds from the sale are less than the amount of the judgment, including interest, the funds held in the escrow account will be transferred to the Retirement Plan to meet such shortfall. The balance will be returned to the Company. If the North Carolina land has not been sold by the Retirement Plan by March 15, 2000, the entire escrow account will be transferred to the Retirement Plan, and if the Company so requests, the Retirement Plan will transfer the North Carolina land to the Company.

        On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA"), notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981.

        As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation
   ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site.

        Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

        The Company is involved in various lawsuits. Management believes that the outcome of these lawsuits will not have a material adverse effect on the Company's financial position.

        The Company has an employment contract with an officer. The contract expires on December 3l, 1998. Base salaries in the years 1996, 1997 and 1998 are $432,154, $462,405 and $494,773, respectively, and the contract provides for additional compensation and benefits.

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

    Note 9.  STOCKHOLDERS' EQUITY:

                   A summary of activity within Stockholders' Equity is as follows (in thousands):

                                                   Year Ended December 31,
                                               1995         1994         1993
                                             --------     --------     --------
Preferred stock issued
    Balance at beginning of year ........    $      9     $      9     $      9
    Conversion of preferred stock
      to common stock ...................          (1)        --           --
                                             --------     --------     --------
    Balance at end of year ..............           8            9            9
                                             --------     --------     --------
Common stock issued
    Balance at beginning of year ........       1,768        1,761        1,757
    Exercise of stock options ...........          27            3         --
    Conversion of preferred stock
      to common stock ...................          26            4            4
                                             --------     --------     --------
    Balance at end of year ..............       1,821        1,768        1,761
                                             --------     --------     --------
Additional paid-in capital
    Balance at beginning of year ........      30,329       30,332       30,336
    Exercise of stock options ...........           4            1         --
    Conversion of preferred stock
      to common stock ...................         (25)          (4)          (4)
                                             --------     --------     --------
    Balance at end of year ..............      30,308       30,329       30,332
                                             --------     --------     --------
Accumulated deficit
    Balance at beginning of year ........     (27,721)     (28,749)     (31,601)
    Net earnings ........................         640        1,074        3,082
    Dividends on preferred stock ........        --            (46)        (230)
                                             --------     --------     --------
    Balance at end of year ..............     (27,081)     (27,721)     (28,749)
                                             --------     --------     --------
Unrecognized net loss on pension plans
    Balance at beginning of year ........      (1,595)      (1,525)      (1,346)
    Expensed during the year ............         153          124          101
    Unrecognized net gain (loss)
      during the year ...................          39         (194)        (280)
                                             --------     --------     --------
    Balance at end of year ..............      (1,403)      (1,595)      (1,525)
                                             --------     --------     --------
Cumulative foreign currency
    translation .........................         (26)         (26)        --
                                             --------     --------     --------
Treasury stock (at cost) ................      (1,593)      (1,593)      (1,593)
                                             --------     --------     --------
TOTAL STOCKHOLDERS' EQUITY ..............    $  2,034     $  1,171     $    235
                                             ========     ========     ========

    Note 10.  PREFERRED STOCK:

                Each share of 12% Cumulative Convertible Preferred Stock has a stated value of $.01 per share and a liquidation preference of $1.75 per share ($1,483,000 at December 31, 1995, in the aggregate) plus accrued dividends. The shares are non-voting and have a right to cumulative dividends at the annual rate of $.21 per share. The holders of the preferred shares may, at any time, convert each preferred share into one share of common stock unless the preferred shares were previously redeemed. During 1995, 1994 and 1993, 25,959, 4,145 and 4,038 preferred shares, respectively, were converted into common shares. The Company has the option to redeem all or part of the preferred stock at $2.25 per share plus accrued dividends.

                Dividends in arrears at December 31, 1995 totalled $.6825 per share of preferred stock (thirteen quarters at $.0525 per share per quarter), or approximately $578,000 in the aggregate.


    Note 11.  STOCK OPTIONS:

                In August 1987, the stockholders adopted the Company's 1987 Incentive Stock Option Plan. In November 1983, the stockholders adopted the Company's 1983 Incentive Stock Option Plan. Each plan provides for the grant of options, to purchase up to 66,666 shares of the Company's common stock, to officers and other key employees of the Company and its subsidiaries (including directors if they are also officers or key employees of the Company or one of its subsidiaries) at not less than l00% of the fair market value on the date on which options are granted. Options are exercisable at any time within five years from the date of grant, at which time such options expire.

                Options outstanding and exercisable under the 1987 and 1983 Incentive Stock Option Plans are detailed below:

                                               Changes In Shares
                                                 Under Option
                                           ---------------------------
                                              Year Ended December 31,
                                            1995        1994      1993
                                           -------    -------   -------
        Outstanding at beginning of
          year .  .  .  .  .  .  .  .  .   106,232    132,199   111,299
        Granted under 1983 plan  .  .  .        --         --    20,900
        Granted under 1987 plan  .  .  .     5,500     10,000        --
        Exercised .  .  .  .  .  .  .  .   (27,000)    (3,000)       --
        Cancelled and/or expired .  .  .   (14,666)   (32,967)       --
                                           -------    -------   -------
        Outstanding at end of year  .  .    70,066    106,232   132,199
                                           =======    =======   =======
        Exercise price per share:
          Average .  .  .  .  .  .  .  .    $ 1.82     $ 1.58    $ 1.65
                                           =======    =======   =======
          Range   .  .  .  .  .  .  .  .    $ 1.20     $ 1.13    $ 1.13
                                               to         to        to
                                            $ 3.19     $ 3.19    $ 3.19
                                           =======    =======   =======

    Note 12.  STATEMENTS OF CASH FLOWS:

                Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

                Supplemental disclosures of cash flow information are as follows (in thousands):

                                                         Year Ended December 31,
                                                        1995      1994      1993
                                                        ----      ----      ----
Cash Payments for:
   Interest ......................................      $478      $289      $821
   Income taxes ..................................         1        94       --

Financing & Investing Activities
   Not Affecting Cash:
   Capital lease obligations incurred ............       --        --        132
   Note payable as deposit on equipment
     to be leased ................................       118       --        --

    Note 13.  INDUSTRY SEGMENTS INFORMATION:

                Financial information by industry segment is summarized below (in thousands):

                                                                 Year Ended December 31,
                                                         1995             1994             1993
                                                       --------         --------         --------
Net sales:
        Consumer Products .....................        $ 15,065         $ 13,129         $ 10,677
        Aviation ..............................          11,888           12,454            9,048
                                                       --------         --------         --------
                Consolidated ..................        $ 26,953         $ 25,583         $ 19,725
                                                       ========         ========         ========
Earnings before general corporate
        expenses and other:
        Consumer Products .....................        $  2,807         $  2,219         $  1,154
        Aviation ..............................             246              523              264
                                                       --------         --------         --------
                Consolidated ..................           3,053            2,742            1,418
General corporate
        expenses ..............................          (1,341)          (1,358)          (1,228)
Interest expense ..............................            (541)            (322)            (574)
Other expense-net .............................            (168)            (342)            (437)
                                                       --------         --------         --------
Earnings (loss) from
        continuing operations
        before income taxes ...................        $  1,003         $    720         $   (821)
                                                       ========         ========         ========

Depreciation and amortization expense
        identified to segments:
        Consumer Products .....................        $    201         $    187         $    164
        Aviation ..............................             131              129              134
                                                       --------         --------         --------
                                                            332              316              298
        Corporate .............................              12               21               23
        Discontinued Operations ...............            --               --                258
                                                       --------         --------         --------
                Consolidated ..................        $    344         $    337         $    579
                                                       ========         ========         ========
Assets identified
        to segments:
        Consumer Products .....................        $  5,681         $  5,070         $  3,448
        Aviation ..............................           6,331            5,525            5,097
                                                       --------         --------         --------
                                                         12,012           10,595            8,545
        Corporate .............................             502              764            1,040
        Discontinued Operations ...............             889              528              311
                                                       --------         --------         --------
                Consolidated ..................        $ 13,403         $ 11,887         $  9,896
                                                       ========         ========         ========

                                                                 Year Ended December 31,
                                                         1995             1994             1993
                                                       --------         --------         --------
Capital additions, including capitalized leases
        identified to segments:
        Consumer Products .....................        $    229         $    272         $    323
        Aviation ..............................              45               26               75
                                                       --------         --------         --------
                                                            274              298              398
        Corporate .............................               3               16                3
        Discontinued Operations ...............            --               --                190
                                                       --------         --------         --------
                Consolidated ..................        $    277         $    314         $    591
                                                       ========         ========         ========

                   The above segments are comprised as follows:

                        Consumer Products - consists of packaged fuels, flints, refillable lighters and ignitors, a penetrant spray lubricant, a spot remover, and a surface protectant, which are distributed through distributors, food brokers, automotive and hardware representatives and chain stores. Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States and Canada.

                        Aviation - represents the chartering, servicing and sales of fixed wing aircraft and servicing of helicopters. Aircraft are sold through a Company salesperson. Aviation provides a wide range of general aviation services to the general public and to government agencies located in the vicinity of its facilities in Trenton, New Jersey.

                        Discontinued  Operations - represents  the operations of
        the Company's aerospace and metals segments. The segments are being accounted for as discontinued operations, and accordingly, their operating results are reported in this manner in all years presented. (Refer to Note 2 above.)

                        The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

                        No customer represented more than 10% of consolidated net sales for the years ended December 31, 1995, 1994 and 1993.


        Note 14.  CONCENTRATIONS:

                     At December 31, 1995, the Company and its subsidiaries had cash in two banks in excess of insured limits in a combined amount of approximately $242,000.

                     Ronson Consumer Products currently purchases lighter products from manufacturers in Spain and Korea. Since there are a number of sources of similar lighter products, management believes that other suppliers could provide lighters on comparable terms. A change of suppliers, however, might cause a delay in delivery of the Company's lighter products and, possibly, a short-term loss in sales which could have a short-term adverse effect on operating results.