Form 10-K/A
period 1995-12-31
RONSON CORP
filed 1996-04-30
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A
        (Mark One)

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

                                YES  [ X ]   NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $4,504,000 as of March 15, 1996.

As of March 15, 1996, there were 1,786,387 shares of the registrant's common stock outstanding.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             RONSON CORPORATION




Dated:  April 26, 1996       By:     /s/Louis V. Aronson II
                                     ------------------------------------
                                     Louis V. Aronson II, President and
                                     Chief Executive Officer and Director



Dated:  April 26, 1996       By:     /s/Daryl K. Holcomb
                                     ------------------------------------
                                     Daryl K. Holcomb, Chief Financial
                                     Officer, Controller and Treasurer

FORM 10-K -- ITEM 14 (a) (2) and (d)

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENT SCHEDULES

The amendment includes the following schedules required for Form 10-K for the Ronson Corporation (the "Company") and its wholly owned subsidiaries for the fiscal year ended December 31, 1995.

        Schedule I              Condensed Financial Information
                                        of Company

        Schedule II             Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
 Ronson Corporation:

Under date of March 5, 1996, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, and cash flows for the years then ended as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 5, 1996

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Ronson Corporation:

Under date of April 14, 1994, we reported on the consolidated statements of earnings, and cash flows of Ronson Corporation and subsidiaries for the year ended December 31, 1993, as contained in the annual report on Form 10-K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index insofar as they relate the the year ended December 31, 1993. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report dated April 14, 1994 contains an explanatory paragraph that states that the Company incurred losses from continuing operations in each of the years in the three-year period ended December 31, 1993 and had a working capital deficiency at such date. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        KPMG Peat Marwick LLP

Short Hills, New Jersey
April 14, 1994

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
- --------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS
(in thousands of dollars)
                                                               DECEMBER 31,
                        ASSETS                              1995         1994
                        ------                            --------     --------
CURRENT ASSETS:
Cash .................................................    $   --       $   --
Other current assets .................................          72           78
                                                          --------     --------
     Total Current Assets ............................          72           78

Property, plant, and equipment .......................         231          228
Less accumulated depreciation and amortization .......         206          194
                                                          --------     --------
                                                                25           34
Other assets .........................................       3,159        7,844
                                                          --------     --------
TOTAL ASSETS .........................................    $  3,256     $  7,956
                                                          ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
Accounts payable .....................................    $    127     $    283
Other current liabilities ............................         618        2,337
                                                          --------     --------
     Total Current Liabilities .......................         745        2,620

Other long-term liabilities ..........................         477        4,165

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock ......................................           8            9
Common Stock .........................................       1,821        1,768
Additional paid-in capital ...........................      30,308       30,329
Accumulated deficit ..................................     (27,081)     (27,721)
Unrecognized net loss on pension plans ...............      (1,403)      (1,595)
Cumulative foreign currency translation adjustment ...         (26)         (26)
                                                          --------     --------
                                                             3,627        2,764
Less cost of treasury shares:
     1995, 62,087 and 1994, 62,035  common shares ....       1,593        1,593
                                                          --------     --------
                                                             2,034        1,171
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $  3,256     $  7,956
                                                          ========     ========

See notes to condensed financial statements

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
- --------------------------------------------------------------------------------
CONDENSED STATEMENTS OF EARNINGS
(in thousands of dollars)

                                                       YEAR ENDED DECEMBER 31,
                                                      1995      1994      1993
                                                    -------   -------   -------
Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation) ...........................   $ 1,925   $ 1,735   $   990
                                                    -------   -------   -------

Costs and expenses:
    General and administrative expenses .........     1,338     1,354     1,225
    Interest expense (includes inter-
      company interest expense of $38,
      $31 and $124 in 1995, 1994 and
      1993 respectively, eliminated in
      consolidation) ............................        76        71       165
    Non-operating expense - net .................       134        35       257
                                                    -------   -------   -------
                                                      1,548     1,460     1,647
                                                    -------   -------   -------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
    EQUITY IN NET EARNINGS OF SUBSIDIARIES ......       377       275      (657)

Income tax benefit ..............................        81       198     1,290

Equity in net earnings of subsidiaries (includes
    loss from discontinued operations of $860
    and $13 in 1995 and 1993, respectively,
    and gain on sale of Ronson Hydraulics of
    $3,916 in 1993) .............................       182       601     2,449
                                                    -------   -------   -------

NET EARNINGS ....................................   $   640   $ 1,074   $ 3,082
                                                    =======   =======   =======


See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
- --------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
                                                      YEAR ENDED DECEMBER 31,
                                                    1995       1994       1993
                                                  -------    -------    -------
Cash Flows from Operating Activities:
Net earnings ..................................   $   640    $ 1,074    $ 3,082
Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
  Equity in net earnings of subsidiaries ......      (182)      (601)    (2,449)
  Depreciation and amortization ...............        12         21         23
  Deferred income tax benefit .................       (15)       (40)      --
  Increase (decrease) in cash from changes in:
    Other current assets ......................        23         (4)        56
    Accounts payable and other current
      liabilities .............................      (235)        45         85
  Increase (decrease) in net advances from
    subsidiaries ..............................     1,468     (1,038)     1,150
  Net change in pension-related accounts ......    (1,674)       298     (1,379)
  Other .......................................       (55)      (123)       120
                                                  -------    -------    -------
     Net cash provided by (used in)
        operating activities ..................       (18)      (368)       688
                                                  -------    -------    -------

Cash Flows from Investing Activities:
     Net cash used in investing activities,
        capital expenditures ..................        (3)       (16)        (3)
                                                  -------    -------    -------

Cash Flows from Financing Activities:
  Exercise of stock options ...................        31          4       --
  Payments of preferred dividends .............      --          (92)      (184)
  Payments of leases ..........................       (10)       (14)       (19)
                                                  -------    -------    -------
     Net cash provided by (used in)
        financing activities ..................        21       (102)      (203)
                                                  -------    -------    -------
Net increase (decrease) in cash ...............      --         (486)       482

Cash at beginning of year .....................      --          486          4
                                                  -------    -------    -------

Cash at end of year ...........................   $  --      $  --      $   486
                                                  =======    =======    =======

See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: Condensed Financial Statements.

         The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year 1995.

         The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

         The Company has authorized 5,000,000 shares of preferred stock with no par value. Outstanding shares of 12% Cumulative Convertible Preferred Stock were 847,308 and 873,267 at December 31, 1995 and 1994, respectively.

         The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 1,758,806 and 1,705,899 were outstanding at December 31, 1995 and 1994, respectively.


NOTE B: Debt.

         In 1993, the Company guaranteed the debts of one of its subsidiaries, Ronson Aviation, Inc. ("Ronson Aviation"), to the Bank of New York, National Community Division ("BONY/NCD"). At December 31, 1995, the total amount due to BONY/NCD by Ronson Aviation was $456,000.

         In January 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with United Jersey Bank ("UJB") for a Revolving Loan of up to $2,000,000 and a Term Loan of $225,000. The Company guaranteed the debts of RCPC to UJB under the Revolving Loan and Term Loan. At December 31, 1995, the amount due by RCPC to UJB under the Revolving Loan and Term Loan was $1,339,000.

         In November 1995, Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. No funds had been borrowed by Ronson-Canada under the line of credit at December 31, 1995. The line of credit is guaranteed by the Company.

         On December 1, 1995, the Company and RCPC entered into a Mortgage Loan agreement with UJB in the amount of $1,300,000. The loan is recorded on the books of RCPC, is secured by a first mortgage on the land, buildings and improvements of RCPC and is payable in sixty monthly installments of $11,689, including interest, and a final installment on December 1, 2000 of $1,152,000. The loan bears interest at a fixed rate of 8.75%.

         The Company has guaranteed the loans of Ronson Aviation from various lenders for Ronson Aviation's purchase of specific aircraft. The guarantees
outstanding  at  December  31,  1995  were  provided  to  UJB,   Cessna  Finance
Corporation and General Electric Capital Corporation. The total outstanding amount of these Company-guaranteed loans to Ronson Aviation at December 31, 1995, was $2,519,000.

NOTE C: Other Assets.

                                              December 31,
                                             (in thousands)

                                            1995        1994
                                           ------      ------
    Investment in subsidiaries             $2,829      $7,285
    Intangible pension assets                 186         212
    Other                                     144         347
                                           ------      ------
                                           $3,159      $7,844
                                           ======      ======

         Investment in subsidiaries is eliminated in consolidation. The Company is amortizing the intangible pension assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 87.


NOTE D: Other Long Term Liabilities.

                                                    December 31,
                                                   (in thousands)

                                                  1995       1994
                                                 ------     ------
    Net advances from subsidiaries               $  477     $3,609
    Pension obligations                              --        292
    Other                                            --        264
                                                 ------     ------
                                                 $  477     $4,165
                                                 ======     ======

        Net advances from subsidiaries are eliminated in consolidation. The pension obligations are related to the Company's principal defined benefit retirement plan.

NOTE E: Discontinued Operations

         On October 6, 1993, the Company sold the assets and business of Ronson Hydraulics. The Company received approximately $8,930,000 in cash from the sale, net of related expenses. As a result, the operating results of Ronson Hydraulics, which were included in Equity in Net Earnings of Subsidiaries, have been classified as discontinued operations in all periods presented.

NOTE F: Unrecognized Net Loss on Pension Plans.

         SFAS No. 87 requires that if the additional minimum liability recorded exceeds unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

NOTE G: Commitments and Contingencies.

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


NOTE H: Income Taxes.

         The Company and its domestic subsidiaries have elected to allocate consolidated federal income taxes on the separate return method. Under this method of allocation, income tax expenses (benefits) are allocated to the Company and each subsidiary based on its taxable income (loss) and net operating loss carryforward.

         Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the Company is to record a deferred tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 1995 and 1994, the Company and its subsidiaries recorded net deferred tax assets of $686,000 and $354,000, respectively, of which $15,000 and $40,000 were allocated to the Company.


NOTE I: Statement of Cash Flows.

         Certificates of deposit that have a maturity of 90 days or more are not
considered  cash  equivalents  for  purposes  of  the   accompanying   condensed
statements of cash flows.

                                                         RONSON CORPORATION
                                                  AND ITS WHOLLY OWNED SUBSIDIARIES

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                     (in thousands of dollars )

- ------------------------------------------------------------------------------------------------------------------------------------
        Column A                      Column B                    Column C                        Column D            Column E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        -------------------------------
                                     Balance at         Charged to           Charged to                                Balance
                                     Beginning          Costs and              Other                                    at End
Description                          of Period          Expenses              Accounts           Deductions           of Period
- -----------                          ----------         ----------          -----------          ----------           ---------
Allowance for doubtful
  accounts:

     Year Ended 12/31/95                 $95               $20                    -                 $29 (1)                $86

     Year Ended 12/31/94                 $89               $29                    -                 $23 (1)                $95

     Year Ended 12/31/93                $108               $(2)                   -                 $17 (1)                $89


Valuation allowance for
  deferred tax assets:

     Year Ended 12/31/95              $4,783                 -                    -                $881 (2)             $3,902

     Year Ended 12/31/94              $5,648                 -                    -                $865 (2)             $4,783

     Year Ended 12/31/93              $7,269 (3)             -                    -              $1,621 (2)             $5,648

(1) Allowance for doubtful accounts - primarily uncollectible accounts written off.

(2) Valuation allowance for deferred tax assets - due to utilization of credits and carryforwards, to changes in the deferred tax assets and to recognition of net deferred tax assets in 1995 and 1994.

(3) Represents the valuation allowance at implementation of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", effective January 1, 1993.