Form 10-Q
period 1996-03-31
RONSON CORP
filed 1996-05-15
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended  March 31, 1996
                                          ---------------

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

As of March 31, 1996, there were 1,786,387 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX


    PART I -    FINANCIAL INFORMATION:

        CONSOLIDATED BALANCE SHEETS

        CONSOLIDATED STATEMENTS OF EARNINGS

        CONSOLIDATED STATEMENTS OF CASH FLOWS

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS



    PART II -   OTHER INFORMATION:

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                          March 31,   December 31,
                                                            1996         1995
                                                          --------     --------
                                                         (unaudited)
                        ASSETS
CURRENT ASSETS:
Cash .................................................    $     27     $     64
Accounts receivable - net ............................       2,034        1,940
Inventories:
  Finished goods .....................................       6,181        5,501
  Work in process ....................................          74          177
  Raw materials ......................................         764          700
                                                          --------     --------
                                                             7,019        6,378
Other current assets .................................       1,054          970
                                                          --------     --------
      TOTAL CURRENT ASSETS ...........................      10,134        9,352
                                                          --------     --------
Property, plant and equipment, at cost:
  Land ...............................................          19           19
  Buildings and improvements .........................       3,478        3,477
  Machinery and equipment ............................       3,039        2,995
  Construction in progress ...........................          54           45
                                                          --------     --------
                                                             6,590        6,536
Less accumulated depreciation and amortization .......       4,461        4,370
                                                          --------     --------
                                                             2,129        2,166
Intangible pension assets ............................         403          419
Other assets .........................................         823          764
Other assets of discontinued operations ..............         702          702
                                                          --------     --------
                                                          $ 14,191     $ 13,403
                                                          ========     ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt ......................................    $  4,611     $  4,472
Current portion of long-term debt and leases .........         569          251
Accounts payable .....................................       1,964        1,428
Accrued expenses and other current liabilities .......       1,963        2,030
Current liabilities of discontinued operations .......         926          993
                                                          --------     --------
      TOTAL CURRENT LIABILITIES ......................      10,033        9,174
                                                          --------     --------
Long-term debt .......................................       1,353        1,728
Pension obligations ..................................         282          287
Other long-term liabilities ..........................         161          180

(Continued)

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -- Continued
              ----------------------------------------------------
                            (in thousands of dollars)

                                                          March 31,   December 31,
                                                            1996         1995
                                                          --------     --------
                                                         (unaudited)
STOCKHOLDERS' EQUITY:
Preferred stock ......................................           8            8
Common stock .........................................       1,848        1,821
Additional paid-in capital ...........................      30,344       30,308
Accumulated deficit ..................................     (26,848)     (27,081)
Unrecognized net loss on pension plans ...............      (1,372)      (1,403)
Cumulative foreign currency translation adjustment ...         (25)         (26)
                                                          --------     --------
                                                             3,955        3,627
Less cost of treasury shares .........................       1,593        1,593
                                                          --------     --------
      TOTAL STOCKHOLDERS' EQUITY .....................       2,362        2,034
                                                          --------     --------
                                                          $ 14,191     $ 13,403
                                                          ========     ========

                 See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                              Quarter Ended
                                                                March 31,
                                                         ----------------------
                                                           1996          1995
                                                         -------        -------
NET SALES ........................................       $ 5,763        $ 5,844
                                                         -------        -------
Cost and expenses:
  Cost of sales ..................................         3,718          3,782
  Selling, shipping and advertising ..............           812            858
  General and administrative .....................           778            819
  Depreciation and amortization ..................            91             87
                                                         -------        -------
                                                           5,399          5,546
                                                         -------        -------

EARNINGS FROM OPERATIONS .........................           364            298
                                                         -------        -------
Other income (expense):
  Interest expense ...............................          (182)          (111)
  Other-net ......................................           (28)            34
                                                         -------        -------
                                                            (210)           (77)
                                                         -------        -------

EARNINGS BEFORE INCOME TAXES .....................           154            221

Income tax benefit-net ...........................            79              6
                                                         -------        -------

NET EARNINGS .....................................       $   233        $   227
                                                         =======        =======


NET EARNINGS PER COMMON SHARE:

  Assuming no dilution ...........................       $  0.11        $  0.11
                                                         =======        =======

  Assuming full dilution .........................       $  0.09        $  0.09
                                                         =======        =======

              See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                                 Quarter Ended
                                                                   March 31,
                                                               ----------------
                                                                1996       1995
                                                               -----      -----
Cash Flows from Operating Activities:
Net earnings .............................................     $ 233      $ 227
Adjustments to reconcile net earnings to net cash
   used in operating activities:
   Depreciation and amortization .........................        91         87
   Deferred income tax benefit ...........................      (112)       (26)
   Increase (decrease) in cash from changes in:
      Accounts receivable ................................       (94)      (146)
      Inventories ........................................      (641)       539
      Other current assets ...............................       (34)       131
      Accounts payable ...................................       549       (199)
      Accrued expenses and other current liabilities .....       (14)       (51)
   Net change in pension-related accounts ................       (91)      (768)
   Other .................................................        (8)       (55)
                                                               -----      -----
      Net cash used in operating activities ..............      (121)      (261)
                                                               -----      -----
Cash Flows from Investing Activities:
Sale of property, plant and equipment ....................      --            6
Capital expenditures .....................................       (54)       (46)
                                                               -----      -----
      Net cash used in investing activities ..............       (54)       (40)
                                                               -----      -----
Cash Flows from Financing Activities:
Proceeds from short-term debt ............................       780        860
Proceeds from exercise of stock options ..................        64       --
Payments of short-term debt ..............................      (641)      (417)
Payments of long-term debt obligations ...................       (53)       (22)
Payments of long-term lease obligations ..................       (12)       (26)
                                                               -----      -----
      Net cash provided by financing activities ..........       138        395
                                                               -----      -----
Net increase (decrease) in cash ..........................       (37)        94

Cash at beginning of period ..............................        64        186
                                                               -----      -----

Cash at end of period ....................................     $  27      $ 280
                                                               =====      =====

                  See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 1996 (unaudited)

    Note 1:  ACCOUNTING POLICIES

            Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 1996 and 1995 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

            Per Common Share Data - Net earnings per common share, assuming no dilution, was computed by dividing net earnings less cumulative preferred dividends by the weighted average number of common shares outstanding.

            Net Earnings per common share, assuming full dilution, was computed by dividing net earnings by the weighted average number of common shares outstanding plus the assumed conversion of the preferred shares to common shares.

            The weighted average number of common shares used for these computations was as follows:

                                                     Quarter Ended
                                                        March 31,
                                                     ---------------
                                                     1996       1995
                                                     ----       ----
                Assuming no dilution               1,767,713  1,705,899
                Assuming full dilution             2,609,850  2,579,166

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

    Note 2:  SHORT-TERM DEBT

            In January 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with United Jersey Bank ("UJB") for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit of up to $2,000,000 to RCPC, which expires on January 11, 1997, based on accounts receivable and inventory. The amount of the Revolving Loan outstanding at March 31, 1996, was $987,000. The balance of the Term Loan was $156,000 at March 31, 1996, and is to be repaid in monthly installments of $6,250 plus interest through April 1, 1998. UJB has provided waivers of violations of certain provisions of the loan agreements as of March 31, 1996 because the Company and RCPC were in violation of those provisions of the loan agreements, principally related to transfer of funds by the Company to Ronson Metals and Ronson Aviation, Inc. ("Ronson Aviation") and to delays in providing various reports due under the agreements.

    Note 3:  LONG-TERM DEBT

            In accordance with the terms of the Ronson Aviation mortgage, in the amount of $429,000 at March 31, 1996, with the Bank of New York, National Community Division ("BONY/NCD"), the remaining mortgage balance is due to be paid in January 1997, in the amount of $339,000.

    Note 4:  CONTINGENCIES

            In December 1994, the Company agreed to a settlement with the United States Department of Labor ("DOL") and in March 1995, the Company agreed to a settlement with the Internal Revenue Service ("IRS"), related to the 1991 contribution by the Company of unencumbered land, not used in operations, to the Ronson Corporation Retirement Plan ("Retirement Plan"). The settlements with the DOL and IRS settled all matters arising from the IRS examination of the information return, Form 5500, of the Retirement Plan for the years ended June 30, 1991 and June 30, 1992, including the proposed assessments pertaining to such years.

            Under the terms of the settlements with the IRS and DOL, the land contributed in 1991 will remain in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount is stayed, and no collection action will be taken unless the Company fails to make required payments to an escrow account. Further, the amount of the judgment will be satisfied in whole, or in part, by the proceeds from the future sale of the land by the Retirement Plan. At December 31, 1995, the appraised value of the land was about $675,000, compared to the amount of the judgment, including interest, of approximately $906,000 at March 31, 1996, for a net contingent liability of the Company of approximately $231,000. In connection with the settlements, the Company has established an escrow account, with assets of about $49,000 at March 31, 1996. The funds in the escrow account may be required to be deposited into the Retirement Plan should the proceeds from the future sale of the North Carolina land by the Retirement Plan be less than the amount of the judgment, including accrued interest.

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

            As a result of successfully challenging the USEPA's original volumetric allocation, in September 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site.

            Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that this reduced waste volume is "de minimis". Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

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

            Supplemental disclosures of cash flow information (in thousands):

                                            Quarter Ended March 31,
                                            -----------------------
                                              1996         1995
                                              ----         ----
        Cash Payments for:
                Interest                      $175         $105
                Income taxes                    --           --

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    First Quarter 1996 Compared to First Quarter 1995

        The Registrant, Ronson Corporation ("the Company"), had Net Earnings in the first quarter of 1996 of $233,000 compared to Net Earnings in the first quarter of 1995 of $227,000. The Company's Earnings from Operations increased by 22% in the first quarter of 1996 to $364,000 from $298,000 in the first quarter of 1995, primarily due to increased sales at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd., Mississauga, Ontario, (together "Ronson Consumer Products").

        The Company's consolidated Net Sales were $5,763,000 in the first quarter of 1996 as compared to $5,844,000 in the first quarter of 1995. Net Sales of consumer products at Ronson Consumer Products increased by 9% in the first quarter of 1996 as compared to the first quarter of 1995 primarily due to increased shipments of lighter and accessory products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 21% in the first quarter of 1996 as compared to the first quarter of 1995, primarily due to lower aircraft sales and to lower sales of general aviation services as a result of unusually severe winter weather in the first quarter of 1996.

        Cost of Sales, as a percentage of Net Sales, was unchanged at 65% in the first quarter of 1996 from the first quarter of 1995. A lower consolidated Cost of Sales percentage due to the Net Sales of Ronson Consumer Products constituting a greater portion of the consolidated Net Sales of the Company in the first quarter of 1996 as compared to the first quarter of 1995 was offset by increased Cost of Sales percentages at Ronson Consumer Products and Ronson Aviation. The Cost of Sales percentage at Ronson Consumer Products increased to 52% in the first quarter of 1996 as compared to 50% in the first quarter of 1995 primarily due to a change in the mix of products. The Cost of Sales percentage at Ronson Aviation increased to 97% in the first quarter of 1996 as compared to 92% in the first quarter of 1995 primarily due to lower Net Sales and to weather-related costs.

        Interest Expense increased to $182,000 in the first quarter of 1996 from $111,000 in the first quarter of 1995 primarily due to the additional long-term debt from the new mortgage loan between RCPC and United Jersey Bank ("UJB") dated December 1, 1995, and to increased short-term debt at Ronson Aviation utilized to finance increased aircraft inventory in the first quarter of 1996.

        Other Income (Expense)-Net in the first quarter of 1995 included approximately $38,000 of royalty income related to final settlement of certain overseas trademark rights.

    FINANCIAL CONDITION

        The Company's Stockholders' Equity improved to $2,362,000 at March 31, 1996 from $2,034,000 at December 31, 1995. The improvement of $328,000 in 1996 Stockholders' Equity is primarily due to the Net Earnings in the first quarter of 1996. At March 31, 1996, the Company had net working capital of $101,000 as compared to $178,000 at December 31, 1995. The decrease in net working capital was primarily due to the change in classification to short-term liabilities from long-term liabilities of $348,000 of the Ronson Aviation mortgage loan in the first quarter of 1996 since the final payment is due in January 1997. This decrease was mostly offset by the first quarter Net Earnings of $233,000.

        The change in cash from changes in inventories was a decrease of $641,000 in the first quarter of 1996 as compared to an increase of $539,000 in the first quarter of 1995. This change was primarily in increased aircraft inventory at Ronson Aviation due to lower sales of aircraft in the first quarter of 1996 as compared to the first quarter of 1995. The change in cash from changes in accounts payable was an increase of $549,000 in the first quarter of 1996 as compared to a decrease of $199,000 in the first quarter of 1995. The decrease in the first quarter of 1995 resulted from utilizing a portion of the proceeds from the UJB loan to reduce accounts payable. The increase in the first quarter of 1996 was primarily the result of the timing of materials purchases to meet sales requirements by Ronson Consumer Products from its suppliers.

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

                                        RONSON CORPORATION



    Date:  May 15, 1996                 /s/Louis V. Aronson II
                                        ---------------------------------
                                        Louis V. Aronson II, President
                                        and Chief Executive Officer

                                        (Signing as Duly Authorized
                                        Officer of the Registrant)



    Date:  May 15, 1996                 /s/Daryl K. Holcomb
                                        ---------------------------------
                                        Daryl K. Holcomb
                                        Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                        Officer of the Registrant)