Form 10-Q
period 1996-06-30
RONSON CORP
filed 1996-08-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended  June 30, 1996
                                          ---------------

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

As of June 30, 1996, there were 1,801,535 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX





    PART I -      FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:

                  JUNE 30, 1996 AND DECEMBER 31, 1995

         CONSOLIDATED STATEMENTS OF EARNINGS:

                  QUARTER ENDED JUNE 30, 1996 AND 1995

                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         CONSOLIDATED STATEMENTS OF CASH FLOWS:

                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS


    PART II -     OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                          June 30,  December 31,
                                                            1996         1995
                                                          --------     --------
              ASSETS                                     (unaudited)
CURRENT ASSETS:
Cash .................................................    $     23     $     64
Accounts receivable - net ............................       2,868        1,940
Inventories:
  Finished goods .....................................       6,400        5,501
  Work in process ....................................          68          177
  Raw materials ......................................         684          700
                                                          --------     --------
                                                             7,152        6,378
Other current assets .................................       1,241          970
                                                          --------     --------
      TOTAL CURRENT ASSETS ...........................      11,284        9,352
                                                          --------     --------

Property, plant and equipment, at cost:
  Land ...............................................          19           19
  Buildings and improvements .........................       3,481        3,477
  Machinery and equipment ............................       3,318        2,995
  Construction in progress ...........................          90           45
                                                          --------     --------
                                                             6,908        6,536
Less accumulated depreciation and amortization .......       4,471        4,370
                                                          --------     --------

                                                             2,437        2,166
Intangible pension assets ............................         387          419
Other assets .........................................         745          764
Other assets of discontinued operations...............         702          702
                                                          --------     --------
                                                          $ 15,555     $ 13,403
                                                          ========     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt ......................................    $  5,478     $  4,472
Current portion of long-term debt and leases .........         600          251
Accounts payable .....................................       2,064        1,428
Other current liabilities.............................       1,747        2,030
Current liabilities of discontinued operations........         874          993
                                                          --------     --------
      TOTAL CURRENT LIABILITIES ......................      10,763        9,174
                                                          --------     --------


Long-term debt .......................................       1,327        1,728
Pension obligations ..................................         262          287
Other long-term liabilities ..........................         370          180

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)
                                  (continued)

                                                          June 30,  December 31,
                                                            1996         1995
                                                          --------     --------
                                                         (unaudited)
STOCKHOLDERS' EQUITY:
Preferred stock ......................................           8            8
Common stock .........................................       1,864        1,821
Additional paid-in capital ...........................      30,345       30,308
Accumulated deficit ..................................     (26,418)     (27,081)
Unrecognized net loss on pension plans ...............      (1,341)      (1,403)
Cumulative foreign currency translation adjustment ...         (32)         (26)
                                                          --------     --------
                                                             4,426        3,627
Less cost of treasury shares .........................       1,593        1,593
                                                          --------     --------
      TOTAL STOCKHOLDERS' EQUITY .....................       2,833        2,034
                                                          --------     --------
                                                          $ 15,555     $ 13,403
                                                          ========     ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

          (in thousands of dollars, except per share data) (unaudited)

                                                               Quarter Ended
                                                                 June 30,
                                                           --------------------
                                                             1996         1995
                                                           -------      -------
NET SALES ............................................     $ 6,919      $ 8,304
                                                           -------      -------
Cost and expenses:
  Cost of sales ......................................       4,552        5,886
  Selling, shipping and advertising ..................         861          932
  General and administrative .........................         845          844
  Depreciation and amortization ......................          91           85
                                                           -------      -------
                                                             6,349        7,747
                                                           -------      -------

EARNINGS FROM OPERATIONS .............................         570          557
                                                           -------      -------
Other income (expense):
  Interest expense ...................................        (196)        (120)
  Other-net ..........................................         (27)          61
                                                           -------      -------
                                                              (223)         (59)
                                                           -------      -------

EARNINGS BEFORE INCOME TAXES .........................         347          498

Income tax benefits-net ..............................          83          112
                                                           -------      -------

NET EARNINGS .........................................     $   430      $   610
                                                           =======      =======


EARNINGS PER COMMON SHARE:

  Assuming no dilution ...............................     $  0.22      $  0.33
                                                           =======      =======

  Assuming full dilution .............................     $  0.16      $  0.24
                                                           =======      =======

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

          (in thousands of dollars, except per share data) (unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1996            1995
                                                       --------        --------
NET SALES ......................................       $ 12,682        $ 14,148
                                                       --------        --------
Cost and expenses:
  Cost of sales ................................          8,270           9,668
  Selling, shipping and advertising ............          1,673           1,790
  General and administrative ...................          1,623           1,663
  Depreciation and amortization ................            182             172
                                                       --------        --------
                                                         11,748          13,293
                                                       --------        --------

EARNINGS FROM OPERATIONS .......................            934             855
                                                       --------        --------
Other income (expense):
  Interest expense .............................           (378)           (231)
  Other-net ....................................            (55)             95
                                                       --------        --------
                                                           (433)           (136)
                                                       --------        --------

EARNINGS BEFORE INCOME TAXES ...................            501             719

Income tax benefits-net ........................            162             118
                                                       --------        --------

NET EARNINGS ...................................       $    663        $    837
                                                       ========        ========


EARNINGS PER COMMON SHARE:

  Assuming no dilution .........................       $   0.32        $   0.44
                                                       ========        ========

  Assuming full dilution .......................       $   0.25        $   0.32
                                                       ========        ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars) (unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                              1996        1995
                                                           -------      -------
Cash Flows from Operating Activities:
Net earnings .........................................     $   663      $   837
Adjustments to reconcile net earnings to net cash
   used in operating activities:
   Depreciation and amortization .....................         182          172
   Deferred income tax benefit .......................        (224)        (161)
   Increase (decrease) in cash from changes in:
      Accounts receivable ............................        (928)        (291)
      Inventories ....................................        (774)        (848)
      Other current assets ...........................        (171)         (28)
      Accounts payable ...............................         636         (302)
      Accrued expenses ...............................        (293)        (354)
   Net change in pension-related accounts ............         (40)        (695)
   Other .............................................         (35)         (42)
                                                           -------      -------
      Net cash used in operating activities ..........        (984)      (1,712)
                                                           -------      -------
Cash Flows from Investing Activities:
Capital expenditures .................................        (124)        (161)
                                                           -------      -------

Cash Flows from Financing Activities:
Proceeds from short-term debt ........................       1,677        6,098
Proceeds from long-term debt .........................        --            225
Proceeds from exercise of stock options ..............          80         --
Payments of short-term debt ..........................        (553)      (4,319)
Payments of long-term debt ...........................        (105)         (55)
Payments of long-term lease obligations ..............         (32)         (35)
                                                           -------      -------

      Net cash provided by financing activities ......       1,067        1,914
                                                           -------      -------
   Net increase (decrease) in cash ...................         (41)          41

   Cash at beginning of period .......................          64          186
                                                           -------      -------

   Cash at end of period .............................     $    23      $   227
                                                           =======      =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 (unaudited)


    Note 1:  ACCOUNTING POLICIES

              Basis of Financial Statement Presentation - The information as of and for the three-month and six-month periods ended June 30, 1996 and 1995 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

              The weighted average number of common shares used for these computations was as follows:

                                                 Quarter Ended
                                                    June 30,
                                                ---------------
                                                1996       1995
                                                ----       ----

         Assuming no dilution               1,794,730  1,707,698
         Assuming full dilution             2,632,845  2,580,965

                                               Six Months Ended
                                                   June 30,
                                                ---------------
                                                1996       1995
                                                ----       ----

         Assuming no dilution               1,781,222  1,706,803
         Assuming full dilution             2,621,348  2,580,070


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

    Note 2:  SHORT-TERM DEBT

              In January 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with United Jersey Bank ("UJB") for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit of up to $2,000,000 to RCPC, which expires on January 11, 1997, based on accounts receivable and inventory. The amount of the Revolving Loan outstanding at June 30, 1996, was $1,332,000. The balance of the Term Loan was $138,000 at June 30, 1996, and is to be repaid in monthly installments of $6,250 plus interest through April 1, 1998. UJB has provided waivers of violations of certain provisions of the loan agreements as of June 30, 1996, because the Company and RCPC were in violation of those provisions of the loan agreements, principally related to transfer of funds by the Company to Ronson Metals and Ronson Aviation, Inc. ("Ronson Aviation").


    Note 3:  LONG-TERM DEBT

              In accordance with the terms of the Ronson Aviation mortgage, in the amount of $402,000 at June 30, 1996, with the Bank of New York, National Community Division ("BONY/NCD"), the remaining mortgage balance is due to be paid in January 1997, in the amount of $339,000.


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

              Under the terms of the settlements with the IRS and DOL, the land contributed in 1991 will remain in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount is stayed, and no collection action will be taken unless the Company fails to make required payments to an escrow account. Further, the amount of the judgment will be satisfied in whole, or in part, by the proceeds from the future sale of the land by the Retirement Plan. At December 31, 1995, the appraised value of the land was about $675,000, compared to the amount of the judgment, including interest, of approximately $916,000 at June 30, 1996, for a net contingent liability of the Company of approximately $241,000. In connection with the settlements, the Company has established an escrow account, with assets of about $50,000 at June 30, 1996. The funds in the escrow account may be required to be deposited into the Retirement Plan should the proceeds from the future sale of the North Carolina land by the Retirement Plan be less than the amount of the judgment, including accrued interest.

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

              Supplemental disclosures of cash flow information (in thousands):

                                    Six Months Ended June 30,
                                    -------------------------
                                       1996         1995
                                       ----         ----
        Cash Payments for:
         Interest                      $362         $221
         Income taxes                    43           --

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

              Second Quarter 1996 Compared to Second Quarter 1995 and First Half 1996 Compared to First Half 1995.

              The Registrant, Ronson Corporation (the "Company"), had Earnings from Operations in the first half of 1996 of $934,000, an increase of $79,000 or 9%, from $855,000 in the first half of 1995. The Company's Earnings from Operations increased in the second quarter of 1996 to $570,000 from $557,000 in the second quarter of 1995. The Company's Net Earnings were $430,000 in the second quarter of 1996 and $663,000 in the first half of 1996. Net Earnings were $610,000 in the second quarter of 1995 and $837,000 in the first half of 1995, both of which included income of $96,000 resulting from the proceeds of an insurance claim.

              The Company's Consolidated Net Sales were $6,919,000 in the second quarter of 1996 as compared to $8,304,000 in the second quarter of 1995. The Company's Net Sales were $12,682,000 in the first half of 1996 as compared to $14,148,000 in the first half of 1995. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 15% in the second quarter of 1996 as compared to the second quarter of 1995. Net Sales at Ronson Consumer Products increased by 12% in the first half of 1996 as compared to the first half of 1995. The increases in Net Sales at Ronson Consumer Products in the 1996 periods were primarily due to increased shipments of lighter and accessory products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 44% in the second quarter of 1996 compared to the second quarter of 1995 and decreased by 37% in the first half of 1996 as compared to the first half of 1995. The decreases in Net Sales at Ronson Aviation in the second quarter and first half of 1996 were primarily due to lower aircraft sales and to lower sales in the first quarter of 1996 of general aviation services as a result of severe winter weather.

              Cost of Sales, as a percentage of Net Sales, was lower at 66% in the second quarter of 1996 and 65% in the first half of 1996 compared to 71% and 68% in the second quarter and first half of 1995, respectively. The lower Consolidated Cost of Sales percentage was due to the Net Sales of Ronson Consumer Products constituting a greater portion of the Consolidated Net Sales of the Company in the second quarter and first half of 1996 as compared to the second quarter and first half of 1995. This reduction was partially offset by an increased Cost of Sales percentage at Ronson Consumer Products. The Cost of Sales percentage at Ronson Consumer Products increased to 53% in the second quarter and first half of 1996 as compared to 48% in the second quarter of 1995 and 49% in the first half of 1995 primarily due to a change in the mix of products. The Cost of Sales percentage at Ronson Aviation decreased to 88% in the second quarter of 1996 as compared to 91% in the second quarter of 1995 primarily due to a change in the mix of products sold. The Cost of Sales percentage at Ronson Aviation was unchanged at 91% in the first half of 1996 compared to the first half of 1995.

              Selling, Shipping and Advertising Expenses, as a percentage of Net
    Sales, increased to 12% in the second quarter of 1996 from 11% in the second quarter of 1995. The Selling, Shipping and Advertising percentage was unchanged at 13% in the first half of 1996 and the first half of 1995. The reduction in the percentage due to lower selling costs at Ronson Consumer Products was offset by the effect on the percentage by the lower Consolidated Net Sales.

              Interest Expense increased to $196,000 in the second quarter of 1996 from $120,000 in the second quarter of 1995 and to $378,000 in the first half of 1996 from $231,000 in the first half of 1995. These increases were primarily due to the additional long-term debt from the new mortgage loan between RCPC and United Jersey Bank ("UJB") dated December 1, 1995, and to increased short-term debt at Ronson Aviation utilized to finance increased aircraft inventory.

              Other Income (Expense)-Net in the second quarter and first half of 1995 included a gain of approximately $96,000 from insurance proceeds and also included approximately $38,000 in the first quarter of 1995 of royalty income related to final settlement of certain overseas trademark rights.

              The Income Tax Benefits-Net in the second quarters of 1996 and 1995 included deferred income tax benefits of $112,000 and $135,000, respectively, and, in the first halves of 1996 and 1995, included deferred income tax benefits of $224,000 and $161,000, respectively, all as the result of the reduction in the valuation allowance related to deferred tax assets. These tax benefits were partially offset by provisions for state income taxes in the second quarters and first halves of 1996 and 1995.


    FINANCIAL CONDITION

              The Company's Stockholders' Equity improved to $2,833,000 at June 30, 1996 from $2,034,000 at December 31, 1995. The improvement of $799,000 in 1996 Stockholders' Equity was primarily due to the Net Earnings in the first half of 1996. At June 30, 1996, the Company had net working capital of $521,000 as compared to $178,000 at December 31, 1995. The increase in net working capital was primarily due to the Net Earnings in 1996, partially offset by the change in classification to short-term liabilities from long-term liabilities of $348,000 of the Ronson Aviation mortgage loan in the first quarter of 1996 since the final payment is due in January 1997.

              The change in cash from changes in accounts receivable was a decrease of $928,000 in the first half of 1996 as compared to a decrease of $291,000 in the first half of 1995. This increase in accounts receivable in 1996 was primarily the result of extended terms provided by Ronson Consumer Products to a new customer and to a receivable of Ronson Aviation resulting from the June 1996 sale of an aircraft.

              The change in cash from changes in accounts payable was an increase of $636,000 in the first half of 1996 as compared to a decrease of $302,000 in the first half of 1995. The decrease in the first half of 1995 resulted from utilizing a portion of the proceeds from the UJB loan to reduce accounts payable. The increase in the first half of 1996 was primarily the result of the timing of materials purchases by Ronson Consumer Products from its suppliers to meet sales requirements.

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


                                            RONSON CORPORATION



    Date:  August 12, 1996                  /s/Louis V. Aronson II
                                            Louis V. Aronson II, President
                                            and Chief Executive Officer

                                            (Signing as Duly Authorized
                                             Officer of the Registrant)



    Date:  August 12, 1996                  /s/Daryl K. Holcomb
                                            Daryl K. Holcomb
                                            Vice President &
                                            Chief Financial Officer,
                                            Controller and Treasurer

                                            (Signing as Chief Financial
                                             Officer of the Registrant)