Form 10-Q
period 1996-09-30
RONSON CORP
filed 1996-11-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended September 30, 1996
                                          ------------------

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

As of September 30, 1996, there were 1,801,834 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX


    PART I -    FINANCIAL INFORMATION:

        CONSOLIDATED BALANCE SHEETS:

                SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

        CONSOLIDATED STATEMENTS OF OPERATIONS:

                QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        CONSOLIDATED STATEMENTS OF CASH FLOWS:

                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS


    PART II -   OTHER INFORMATION:

        ITEM 1 - LEGAL PROCEEDINGS

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                        September 30,     December 31,
                                                            1996             1995
                                                        -------------     ------------
                                                         (unaudited)
                         ASSETS
CURRENT ASSETS:
Cash .............................................        $     57         $     64
Accounts receivable - net ........................           1,899            1,940
Inventories:
  Finished goods .................................           6,078            5,501
  Work in process ................................              93              177
  Raw materials ..................................             776              700
                                                          --------         --------
                                                             6,947            6,378
Other current assets .............................           1,182              970
                                                          --------         --------
      TOTAL CURRENT ASSETS .......................          10,085            9,352

Property, plant and equipment, at cost:
  Land ...........................................              19               19
  Buildings and improvements .....................           3,605            3,477
  Machinery and equipment ........................           3,357            2,995
  Construction in progress .......................              55               45
                                                          --------         --------
                                                             7,036            6,536
Less accumulated depreciation and amortization ...           4,564            4,370
                                                          --------         --------
                                                             2,472            2,166
Intangible pension assets ........................             375              419
Other assets .....................................             795              764
Other assets of discontinued operations ..........             702              702
                                                          --------         --------
                                                          $ 14,429         $ 13,403
                                                          ========         ========



See notes to consolidated financial statements.


Continued

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -- Continued
              ----------------------------------------------------
                            (in thousands of dollars)

                                                        September 30,     December 31,
                                                            1996             1995
                                                        -------------     ------------
                                                         (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt ..................................        $  4,733         $  4,472
Current portion of long-term debt and leases .....             573              251
Accounts payable .................................           1,920            1,428
Accrued expenses .................................           2,008            2,030
Current liabilities of discontinued operations ...             738              993
                                                          --------         --------
      TOTAL CURRENT LIABILITIES ..................           9,972            9,174

Long-term debt ...................................           1,301            1,728
Pension obligations ..............................             249              287
Other long-term liabilities ......................             345              180

STOCKHOLDERS' EQUITY:
Preferred stock ..................................               8                8
Common stock .....................................           1,864            1,821
Additional paid-in capital .......................          30,345           30,308
Accumulated deficit ..............................         (26,721)         (27,081)
Unrecognized net loss on pension plans ...........          (1,309)          (1,403)
Cumulative foreign currency translation adjustment             (31)             (26)
                                                          --------         --------
                                                             4,156            3,627
Less cost of treasury shares .....................           1,594            1,593
                                                          --------         --------
      TOTAL STOCKHOLDERS' EQUITY .................           2,562            2,034
                                                          --------         --------
                                                          $ 14,429         $ 13,403
                                                          ========         ========



See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                              Quarter Ended
                                                              September 30,
                                                         ----------------------
                                                          1996            1995
                                                         -------        -------
NET SALES ........................................       $ 5,500        $ 7,181
                                                         -------        -------
Cost and expenses:
  Cost of sales ..................................         3,290          4,951
  Selling, shipping and advertising ..............           944            772
  General and administrative .....................           864            749
  Depreciation and amortization ..................            93             86
                                                         -------        -------
                                                           5,191          6,558
                                                         -------        -------

EARNINGS FROM OPERATIONS .........................           309            623
                                                         -------        -------
Other income (expense):
  Interest expense ...............................          (203)          (137)
  Non-recurring charge ...........................          (434)          --
  Other-net ......................................           (34)           (71)
                                                         -------        -------
                                                            (671)          (208)
                                                         -------        -------

EARNINGS (LOSS) BEFORE INCOME TAXES ..............          (362)           415

Income tax benefits-net ..........................            59             93
                                                         -------        -------

NET EARNINGS (LOSS) ..............................       $  (303)       $   508
                                                         =======        =======


EARNINGS (LOSS) PER COMMON SHARE:

  Assuming no dilution ...........................       $ (0.19)       $  0.27
                                                         =======        =======

  Assuming full dilution .........................       $ (0.19)       $  0.20
                                                         =======        =======

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
NET SALES ......................................       $ 18,182        $ 21,329
                                                       --------        --------
Cost and expenses:
  Cost of sales ................................         11,560          14,619
  Selling, shipping and advertising ............          2,617           2,562
  General and administrative ...................          2,487           2,412
  Depreciation and amortization ................            275             258
                                                       --------        --------
                                                         16,939          19,851
                                                       --------        --------

EARNINGS FROM OPERATIONS .......................          1,243           1,478
                                                       --------        --------
Other income (expense):
  Interest expense .............................           (581)           (368)
  Non-recurring charge .........................           (434)           --
  Other-net ....................................            (89)             24
                                                       --------        --------
                                                         (1,104)           (344)
                                                       --------        --------

EARNINGS BEFORE INCOME TAXES ...................            139           1,134

Income tax benefits-net ........................            221             211
                                                       --------        --------

NET EARNINGS ...................................       $    360        $  1,345
                                                       ========        ========


EARNINGS PER COMMON SHARE:

  Assuming no dilution .........................       $   0.13        $   0.71
                                                       ========        ========

  Assuming full dilution .......................       $   0.13        $   0.52
                                                       ========        ========


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       ------------------------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1996         1995
                                                           -------      -------
Cash Flows from Operating Activities:
Net earnings .........................................     $   360      $ 1,345
Adjustments to reconcile net earnings to net cash
   used in operating activities:
   Depreciation and amortization .....................         275          258
   Deferred income tax benefit .......................        (299)        (282)
   Increase (decrease) in cash from changes in:
      Accounts receivable ............................          41         (234)
      Inventories ....................................        (569)         242
      Other current assets ...........................         (65)        (145)
      Accounts payable ...............................         492         (273)
      Accrued expenses ...............................         (99)        (560)
   Net change in pension-related accounts ............         (78)        (621)
   Other .............................................         (67)         (79)
                                                           -------      -------
      Net cash used in operating activities ..........          (9)        (349)
                                                           -------      -------
Cash Flows from Investing Activities:
Sale of property, plant & equipment ..................           8            6
Capital expenditures .................................        (252)        (217)
                                                           -------      -------
      Net cash used in investing activities ..........        (244)        (211)
                                                           -------      -------

Cash Flows from Financing Activities:
Proceeds from short-term debt ........................       1,509        6,533
Proceeds from long-term debt .........................        --            225
Proceeds from exercise of stock options ..............          80           31
Payments of short-term debt ..........................      (1,130)      (6,161)
Payments of long-term debt ...........................        (158)        (101)
Payments of long-term lease obligations ..............         (55)         (50)
                                                           -------      -------

      Net cash provided by financing activities ......         246          477
                                                           -------      -------
   Net decrease in cash ..............................          (7)         (83)

   Cash at beginning of period .......................          64          186
                                                           -------      -------

   Cash at end of period .............................     $    57      $   103
                                                           =======      =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 (unaudited)


    Note 1:  ACCOUNTING POLICIES

            Basis of Financial Statement Presentation - The information as of and for the three-month and nine-month periods ended September 30, 1996 and 1995 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

            Per Common Share Data - Net earnings (loss) per common share, assuming no dilution, was computed by dividing net earnings (loss) less cumulative preferred dividends by the weighted average number of common shares outstanding.

            Net earnings (loss) per common share, assuming full dilution, was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding plus the assumed conversion of the preferred shares to common shares. Such assumed conversion was anti-dilutive for the three-month and nine-month periods ended September 30, 1996, and, therefore, was excluded from the computation of earnings (loss) per common share, assuming full dilution for those periods.

            The weighted average number of common shares used for these computations was as follows:

                                                     Quarter Ended
                                                     September 30,
                                                ----------------------
                                                  1996          1995
                                                ---------    ---------
                Assuming no dilution            1,801,639    1,719,406
                Assuming full dilution          2,639,430    2,592,673

                                                   Nine Months Ended
                                                     September 30,
                                                ----------------------
                                                  1996          1995
                                                ---------    ---------
                Assuming no dilution            1,788,077    1,711,051
                Assuming full dilution          2,627,419    2,584,318

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


    Note 2:  SHORT-TERM DEBT

            In January 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank, formerly known as United Jersey Bank, for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit of up to $2,000,000 to RCPC, which expires on January 11, 1997, based on accounts receivable and inventory. The amount of the Revolving Loan outstanding at September 30, 1996, was $1,023,000. The balance of the Term Loan was $119,000 at September 30, 1996, and is to be repaid in monthly installments of $6,250 plus interest through April 1, 1998.

    Note 3:  LONG-TERM DEBT

            In accordance with the terms of the Ronson Aviation mortgage, in the amount of $375,000 at September 30, 1996, with the Bank of New York, National Community Division ("BONY/NCD"), the remaining mortgage balance is due to be paid in January 1997, in the amount of $339,000.

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

            In October 1996, the Trustees of the Retirement Plan notified the Company that the Retirement Plan has entered into a contract for the sale of the land in North Carolina. The net cash proceeds to the Retirement Plan is expected to be approximately $825,000, and the closing of the sale is expected in the first quarter of 1997.

            Under the terms of the settlements with the IRS and DOL, the land contributed in 1991 has remained in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount is stayed, and no collection action will be taken unless the Company fails to make required payments to an escrow account. Further, the major portion of the judgment will be satisfied by the proceeds from the sale of the land by the Retirement Plan. Based on the expected net proceeds from the sale and the amount of the judgment, including interest, of approximately $926,000 at September 30, 1996, the Company has a net contingent liability of approximately $100,000. In connection with the settlements, the Company established an escrow account, with assets of about $50,000 at September 30, 1996. The funds in the escrow account will be required to be deposited into the Retirement Plan since the proceeds from the sale of the North Carolina land by the Retirement Plan will be less than the amount of the judgment, including accrued interest. The Company will also be required to make a payment to the Retirement Plan of about $50,000 to be met from cash flow from operations, which will not have a material adverse effect on the Company's financial position.

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

            The Company is the Defendant in a product liability lawsuit pending in Georgia in which Plaintiffs seek damages that allegedly occurred in December 1994, when a spark from an unidentified cigarette lighter ignited the clothing of the claimant after he had allegedly allowed lighter fluid to leak onto his pants. The case was filed in June 1996. The Plaintiffs seek substantial special damages and punitive damages. Discovery has not been completed, and, therefore, the Company's counsel is unable to render an opinion about whether the likelihood of an unfavorable outcome is either "probable" or "remote". However, counsel for the Company has advised that substantial defenses exist and is vigorously defending this litigation. Management believes that the claim is without merit and a loss, if any, would be well within the limits of insurance coverage.

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

            Supplemental disclosures of cash flow information (in thousands):

                                          Nine Months Ended September 30,
                                          -------------------------------
                                            1996                  1995
                                            ----                  ----
        Cash Payments for:
                Interest                    $562                  $353
                Income taxes                  73                    --

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

        Third Quarter 1996 compared to Third Quarter 1995 and Nine Months 1996 compared to Nine Months 1995.

        The Registrant, Ronson Corporation (the "Company") had a decline in Net Earnings for the nine months of 1996 to $360,000 due to a decline in Ronson Aviation's operating earnings for the third quarter and nine months 1996 and to a third quarter 1996 charge for non-recurring costs at Ronson Aviation of $434,000. Consolidated Net Earnings for the nine months of 1995 were $1,345,000 which included income of $96,000 resulting from the proceeds of an insurance claim.

        The Company's Consolidated Net Sales were $5,500,000 in the third quarter of 1996 as compared to $7,181,000 in the third quarter of 1995. The Company's Net Sales were $18,182,000 in the nine months of 1996 as compared to $21,329,000 in the nine months of 1995. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 6% in the third quarter of 1996 as compared to the third quarter of 1995. Net Sales at Ronson Consumer Products increased by 10% in the nine months of 1996 as compared to the nine months of 1995. The increases in Net Sales at Ronson Consumer Products in the 1996 periods were primarily due to increased shipments of lighter and accessory products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 57% in the third quarter of 1996 compared to the third quarter of 1995 and decreased by 44% in the nine months of 1996 as compared to the nine months of 1995. The decreases in Net Sales at Ronson Aviation in the third quarter and nine months of 1996 were primarily due to lower aircraft sales in the periods and to lower sales in the first quarter of 1996 of general aviation services as a result of severe winter weather.

        Consolidated Cost of Sales, as a percentage of Net Sales, was lower at 60% in the third quarter of 1996 and 64% in the nine months of 1996 compared to 69% in the third quarter and nine months of 1995. The lower Consolidated Cost of Sales percentage was due to the Net Sales of Ronson Consumer Products constituting a greater portion of the Consolidated Net Sales of the Company in the third quarter and nine months of 1996 as compared to the third quarter and nine months of 1995. This reduction was partially offset by an increased Cost of Sales percentage at Ronson Consumer Products. The Cost of Sales percentage at Ronson Consumer Products increased to 52% in the third quarter and nine months of 1996 as compared to 50% in the third quarter of 1995 and 49% in the nine months of 1995 primarily due to a change in the mix of products sold. The Cost of Sales percentage at Ronson Aviation decreased to 81% in the third quarter of 1996 and to 89% in the nine months of 1996 as compared to 91% in the third quarter and nine months of 1995 primarily due to a change in the mix of products sold.

        Consolidated Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 17% in the third quarter of 1996 from 11% in the third quarter of 1995. The Consolidated Selling, Shipping and Advertising Expenses percentage increased to 14% in the nine months of 1996 from 12% in the nine months of 1995. The increases were due to the effect on the percentage of the lower Consolidated Net Sales and to increased shipping and advertising expenses at Ronson Consumer Products in the third quarter of 1996 compared to the third quarter of 1995.

        Consolidated General and Administrative Expenses, as a percentage of Net Sales, increased to 16% and 14% in the third quarter and nine months of 1996 compared to 10% and 11% in the third quarter and nine months of 1995, respectively. The increases in the 1996 General and Administrative percentages were primarily due to the effect on the percentage of the lower Consolidated Net Sales.

        Interest Expense increased to $203,000 in the third quarter of 1996 from $137,000 in the third quarter of 1995 and to $581,000 in the nine months of 1996 from $368,000 in the nine months of 1995. These increases were primarily due to the additional long-term debt from the new mortgage loan between RCPC and Summit Bank ("Summit"), formerly known as United Jersey Bank, dated December 1, 1995, and to increased short-term debt at Ronson Aviation utilized to finance increased aircraft inventory.

        The Non-recurring Charge of $434,000 at Ronson Aviation in the third quarter and nine months of 1996 resulted from a revaluation of certain aircraft inventory and costs of restructuring Ronson Aviation's operations. The Company believes that the actions taken in the third quarter 1996 will enable Ronson Aviation to expand its aircraft sales and charter operations and to return to profitable operations in 1997.

        Other Income (Expense)-Net in the nine months of 1995 included a gain of approximately $96,000 from insurance proceeds and also included approximately $38,000 of royalty income related to final settlement of certain overseas trademark rights.

        Income Tax Benefits-Net in the third quarters of 1996 and 1995 included deferred income tax benefits of $75,000 and $121,000, respectively, and in the nine months of 1996 and 1995, included deferred income tax benefits of $299,000 and $282,000, respectively, all as the result of the reduction in the valuation allowance related to deferred tax assets. These tax benefits were partially offset by provisions for state income taxes in the third quarters and nine months of 1996 and 1995.


    FINANCIAL CONDITION

        The Company's Stockholders' Equity improved to $2,562,000 at September 30, 1996 from $2,034,000 at December 31, 1995. The improvement of $528,000 in 1996 Stockholders' Equity was primarily due to the Net Earnings in the nine months of 1996. At September 30, 1996, the Company had net working capital of $113,000 as compared to $178,000 at December 31, 1995. The increase in net working capital due to the Net Earnings in 1996 was offset by the change in classification to short-term liabilities from long-term liabilities of $348,000 of the Ronson Aviation mortgage loan in the first quarter of 1996 since the final payment is due in January 1997.

        In the nine months of 1996, the Increase (Decrease) in Cash from Changes in Inventories was a decrease of $569,000 due to increased inventory at Ronson Aviation in the first half of 1996. The increase in aircraft inventory was substantially offset by net increases in short-term debt secured by the aircraft at Ronson Aviation.

        The Increase (Decrease) in Cash from Changes in Accounts Payable was an increase of $492,000 in the nine months of 1996 as compared to a decrease of $273,000 in the nine months of 1995. The decrease in the nine months of 1995 resulted from utilizing a portion of the proceeds from the Summit loan to reduce accounts payable. The increase in the nine months of 1996 was primarily the result of the timing of materials purchases by Ronson Consumer Products from its suppliers to meet sales requirements.

        The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financing arrangements, potential additional sources of financing and existing cash balances.

    PART II - OTHER INFORMATION

    ITEM 1:  LEGAL PROCEEDINGS.

        Prinest G. Hammond and Scarlett W. Hammond, as Parents, Guardians, and
        ----------------------------------------------------------------------
        Next Friends of Fabian Gayle Hammond, a Minor, and Prinest G. Hammond
        ---------------------------------------------------------------------
        and Scarlett W. Hammond, Individually, v. Ronson Corporation
        ------------------------------------------------------------

        The Company is the Defendant in a product liability lawsuit pending in the Superior Court of Wilkinson County, Georgia, in which Plaintiffs seek damages that allegedly occurred in December 1994, when a spark from an unidentified cigarette lighter ignited the clothing of Fabian Gayle Hammond after he had allegedly allowed lighter fluid to leak onto his pants. The case was filed in June 1996. The Plaintiffs seek substantial special damages and punitive damages. Discovery has not been completed, and, therefore, the Company's counsel is unable to render an opinion about whether the likelihood of an unfavorable outcome is either "probable" or "remote". However, counsel for the Company has advised that substantial defenses exist and is vigorously defending this litigation. Management believes that the claim is without merit and a loss, if any, would be well within the limits of insurance coverage.

    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on August 27, 1996, the matters set forth in the Company's 1996 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

        (b) Mr. Louis V. Aronson II and Mr. Barton P. Ferris, Jr., were elected as Class III directors for three-year terms, and Mr. Gerard J. Quinnan was elected as a Class I director for a one-year term.

        (c)  The  appointment  of  Demetrius  &  Company,  L.L.C.,   independent
    auditors, to audit the consolidated financial statements of the Company for the year 1996 was ratified.

        (d) The adoption of the Ronson Corporation 1996 Incentive Stock Option Plan was ratified.

        The number of affirmative votes, negative votes and abstentions on each matter is set forth in the Report of Inspectors of Election, a copy of which is attached hereto as Exhibit 99(a).

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             (11) Statement re computation of per share earnings is attached hereto as Exhibit 11.

             (99(a)) Report of Inspectors of Election for the Ronson
                     Corporation Annual Meeting of Stockholders on August 27, 1996.

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RONSON CORPORATION



    Date:       November 13, 1996       /s/Louis V. Aronson II
                                        ------------------------------
                                        Louis V. Aronson II, President
                                        and Chief Executive Officer

                                        (Signing as Duly Authorized
                                         Officer of the Registrant)



    Date:       November 13, 1996       /s/Daryl K. Holcomb
                                        ------------------------------
                                        Daryl K. Holcomb
                                        Vice President &
                                        Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                         Officer of the Registrant)