Form 10-K
period 1996-12-31
RONSON CORP
filed 1997-03-31
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
        (Mark One)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1996

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

                                YES  [ X ]   NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $5,519,000 as of March 10, 1997.

As of March 10, 1997, there were 2,860,961 shares of the registrant's common stock outstanding.

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

                    The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928 engaged principally in the following businesses:

                    1.  Consumer Products; and

                    2. Aviation-Fixed Wing Operations and Services and Helicopter Services.

                    On October 2, 1995, the Company's common shares were listed on the Nasdaq SmallCap Market, and on December 1, 1995, the Company's preferred shares were listed on the Nasdaq SmallCap Market. The
        Company's common shares are quoted under the symbol RONC and its preferred shares are quoted under the symbol RONCP.

                    On November 15, 1996, the Company issued an offer to exchange up to 1,423,912 aggregate shares of its common stock for all of the 837,595 issued and outstanding shares of its 12% Cumulative
        Convertible Preferred Stock. For each share of preferred stock exchanged, the Company has offered to issue 1.7 shares of common stock. The terms and conditions of the offer are more fully described in the Offering Circular and the accompanying Letter of Transmittal dated November 15, 1996 (together the "Exchange Offer") which are incorporated herein by reference. No shares were accepted in 1996, but through March 10, 1997, 623,016 shares of preferred stock had been tendered and accepted for exchange and 1,059,127 shares of common stock had been issued in accordance with the Exchange Offer.

                    In December 1989, the Company adopted a plan to discontinue the operations of Ronson Metals Corporation, Newark, New Jersey, one of the Company's wholly owned subsidiaries. On January 8, 1997, Ronson Metals Corporation amended its Certificate of Incorporation to change its corporation name to Prometcor, Inc. ("Prometcor"). Prometcor had sizable losses in several years prior to 1987 with reduced losses continuing in 1987 through 1989. In 1990, operations ceased at Prometcor and Prometcor began complying with the New Jersey Industrial Site Recovery Act ("ISRA"), formerly ECRA, and all other applicable laws. As part of the plan to sell the properties of the Prometcor discontinued operations, Prometcor has also been involved in termination of its United States Nuclear Regulatory Commission ("NRC") license. Compliance with ISRA and NRC requirements has continued through 1996 and into 1997. (See Environmental Matters below and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

        (c)  Narrative description of business.

                    (1) Consumer Products

                        The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", a spot remover under the product tradename "Kleenol", and a surface protectant under the tradename "GlossTek". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. While the Company does not believe that the Company or this segment is substantially dependent upon any single customer, in 1996, sales to various units of WalMart Stores, Inc. accounted for 14% of Consolidated Net Sales of the Company and 22% of Net Sales of the segment.

                        The consumer products are distributed through distributors, food brokers, automotive and hardware representatives and mass merchandisers, drug chains and convenience stores in the United States and Canada. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States, Canada and
        Mexico. These subsidiaries' consumer products face substantial competition from other nationally distributed products and from numerous local and private label packaged products. Since Ronson Consumer Products produces packaged products in accordance with its sales forecasts, which are frequently reviewed and revised, inventory accumulation has not been a significant factor, and this segment does not have a significant order backlog. The sources and availability of raw materials for this segment's packaged products are not significant factors.

                        Ronson Consumer Products also distributes three lighter products - the "RONII" refillable butane lighter, the Ronson "WINDII" liquid fuel windproof lighter, and the Ronson "Varaflame Ignitor", used for lighting fireplaces, barbecues, camping stoves and candles. The lighter products are marketed in the United States, Canada and Mexico.

                        On January 1, 1995, Ronson Consumer Products introduced a new lighter product, the RONII refillable butane lighter, in both the United States and Canada. The RONII is a pocket lighter that meets the new child resistant requirements issued by the Consumer Product Safety Commission. The RONII is manufactured for the Company in Spain and is sold through the Company's distribution channels. The RONII is priced competitively but has strong competition from several other brands of disposable lighters and unbranded imports from China and other Far Eastern countries. On January 1, 1997, Ronson Consumer Products introduced a new lighter product, the WINDII windproof lighter, in the United States and Canada. The WINDII uses Ronson flints and Ronsonol lighter fuel and Ronson wicks. The WINDII faces strong competition from other nationally distributed brands and from unbranded imports.

                        The WINDII lighter is manufactured in China and the Varaflame Ignitor is manufactured in Korea, both in accordance with the design specifications of the Company. The Company has the exclusive right to market these products in the United States, Canada and Mexico, and does so through its distribution channels. The Varaflame Ignitor is refillable with Ronson butane refills and is less expensive than most other refillable ignitors. The Varaflame Ignitor encounters strong competition from imported disposable ignitors.

                    (2) Aviation - Fixed Wing Operations and
                        Services and Helicopter Services

                        Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter, air cargo, cargo handling, avionics, management aviation services, flight training, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 48,500 gallon fuel storage complex (refer to Item 2-Properties, (4) Trenton, N.J.). In its passenger and cargo services, Ronson Aviation operates a total of 10 aircraft, including three twin-engine airplanes in charter operations and seven single-engine airplanes in the flight school and rental fleet. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine repairs and an avionics repair station for repairs and installations. Ronson Aviation is an authorized Beech Aircraft and Parts Sales and Service Center; and a customer service facility for Bell Helicopter Textron.

                        At December 31, 1996, Ronson Aviation had orders to purchase two new aircraft from Beech Aircraft Corporation, both of which are for resale to be delivered to Ronson Aviation in 1997. The total sales value of these orders is approximately $1,395,000. These orders are subject to cancellation by Ronson Aviation.

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

                          In December 1989, the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Prometcor, and to comply with ISRA (formerly ECRA) and all other applicable laws. In October 1994, Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its NJDEP related environmental compliance activities respecting its Newark facility. In November 1994, Prometcor submitted a Preliminary Assessment, Site Investigation and Remedial Investigation Report ("PA/SI/RIR") to the NJDEP following extensive testing. The NJDEP approved Prometcor's PA/SI/RIR in the first quarter of 1995. Prometcor completed the actions required under the PA/SI/RIR in the third quarter of 1995, and submitted its Remedial Action WorkPlan/Remedial Action Report ("RAW/RAR") to the NJDEP. As the result of the continuation of sampling and evaluation of the results by the Company's environmental consultants and the NJDEP in the fourth quarter of 1996 and to date in the first quarter of 1997, areas of solvent contamination in the groundwater below a section of the property were identified. Additional sampling and delineation are required in this area of the property.

                          Prometcor has also proceeded with reporting to the United States Nuclear Regulatory Commission ("NRC") in order to terminate the NRC license held by Prometcor. In 1996, and to date in the first quarter of 1997, Prometcor's radiological consultant performed additional sampling and has submitted additional reports to the Company and to the NRC. As a result of the evaluation of the sampling results by the Company's radiological consultant and in consideration of comments from the NRC, low-level contamination was identified and delineated in certain sections of the Prometcor property. Although the extent is not yet determinable, additional sampling and remediation will be required in these areas.

                          The additional sampling and remediation required will increase the time and costs projected to receive clearance from the NJDEP and the NRC. As a result, the Company recorded a charge of $1,370,000 in the fourth quarter of 1996 ($1,190,000 net of a deferred income tax benefit). Although the Company believes it has accrued for all costs to be incurred, the full extent of the costs is not determinable until all testing and remediation have been completed and accepted by the NJDEP and NRC.

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

                        On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA"), notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981. As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". No further communication was received by the Company related to this matter in 1996. Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

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

        RESEARCH ACTIVITIES

                    The Company's consumer products segment expensed approximately $134,000, $135,000 and $86,000 during the fiscal years ended December 31, 1996, 1995 and 1994, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.


        NUMBER OF EMPLOYEES

                    As of December 31, 1996, the Company and its subsidiaries employed a total of 137 persons.


        CUSTOMER DEPENDENCE

                    See above under "Consumer Products".


        SALES AND REVENUES

                    The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                              Consumer        Aviation Operations
                              Products            and Services
                              --------        -------------------
          1994                   51%                  49%

          1995                   56%                  44%

          1996                   65%                  35%


        (d) Financial information about foreign and domestic operations and export sales.

                    Since 1981, the Company has not been engaged in significant operations in foreign countries, although after December 31, 1982 it recommenced sales of certain consumer products in Canada. In June 1985, Ronson-Canada was incorporated. This subsidiary is the principal distributor of the Company's consumer products in Canada. The Company has sold many of its trademarks outside of the USA, Canada and Mexico.


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

                    (b) All facilities are fully utilized by the Company, except for the facility of Prometcor, Newark, New Jersey (see Item 1 (a) above).

                (1) Woodbridge, New Jersey

                    Facilities included in (a) and (b) below are owned subject to first and second mortgages in favor of Summit Bank.

                    (a) One medium facility for manufacturing consumer products. This facility is owned and is constructed of brick, steel and cinder block.
                    (b) One small facility for storage. This facility is owned and is constructed of metal, cinder block and cement.

                (2) Newark, New Jersey

                    One small and two medium facilities are owned and are constructed of brick, steel, concrete block and concrete. Operations of these facilities have terminated.

                (3) Somerset, New Jersey

                    One small facility for executive and consumer products offices. This facility is leased under a lease which expires in June 2001. The facility is constructed of metal, cinder block and cement.

                (4) Trenton, New Jersey

                    Facilities included in (a) and (b) below are owned subject to a mortgage in favor of the Bank of New York, National Community Division.

                    (a) One medium facility for fixed wing operations and services and helicopter services, sales and office space leased to others. This building is owned and is constructed of steel and concrete. The land on which this building is located is leased under a leasehold with six five-year terms automatically renewed, with the last five-year term expiring in November 2007. The lease may be extended for five additional five-year terms through November 2032, provided that during the five-year term ending November 2007, Ronson Aviation invests $1,500,000 in capital improvements.

                    (b) One medium facility - "T" hangars. These structures are owned and are constructed of aluminum and concrete. The land upon which these structures are located is leased under a leasehold on the same terms as in 4 (a) above.

                (5) Mississauga, Ontario, Canada

                    One small facility for sales and marketing, distribution center and storage. This facility is subject to a lease which expires in March 2001. This facility is constructed of brick and cinder block.

        Item 3 - LEGAL PROCEEDINGS

                Prinest G. Hammond and Scarlett W. Hammond, as Parents, Guardians, and Next Friends of Fabian Gayle Hammond, a Minor, and Prinest G. Hammond and Scarlett W. Hammond, Individually, v. Ronson Corporation

                The Company is the Defendant in a product liability lawsuit pending in the Superior Court of Wilkinson County, Georgia, in which Plaintiffs seek damages for an incident that allegedly occurred in December 1994, when a spark from an unidentified cigarette lighter ignited the clothing of Fabian Gayle Hammond after he had allegedly allowed lighter fluid to leak onto his pants. The case was filed in June 1996. The Plaintiffs seek substantial special damages and punitive damages. Discovery has not been completed, and, therefore, the Company's counsel is unable to render an opinion about whether the likelihood of an unfavorable outcome is either "probable" or "remote". However, counsel for the Company has advised that substantial defenses exist and is vigorously defending this litigation. Management believes that the claim is without merit and a loss, if any, would be well within the limits of insurance coverage.

                The Company is involved in various other lawsuits. Management believes that the outcome of these lawsuits will not have a material adverse effect on the Company's financial position.

               See Item 1. "Business-Environmental Matters" above for discussion of a pending environmental matter involving a Superfund site in California.


        Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                Not Applicable.

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

        1996
        ----

        Quarter            1st      2nd      3rd     4th
        -------            ---      ---      ---     ---
        High Bid          4 1/8    2 7/8    2 7/8   2 1/4
        Low Bid           2 5/8    2 1/4    2 3/8   1 7/8

        1995
        ----

        Quarter            1st      2nd      3rd     4th
        -------            ---      ---      ---     ---
        High Bid          1 5/16   2 3/8    4 3/4   4 7/8
        Low Bid             1       3/4     1 1/4     2

                    At March 10, 1997, there were 2,553 stockholders of record of the Company's common stock. Information required by this Item on the frequency and amount of dividends is contained in Item 6 and is incorporated herein by reference.


        Item 6 - SELECTED FINANCIAL DATA

                    The information required by this Item is filed with this report on page 31 and is incorporated herein by reference.

        Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        1996 Compared to 1995

                          Ronson Corporation's (the "Company's") Earnings from Continuing Operations were $335,000 in 1996 as compared to $1,500,000 in 1995. After Losses from Discontinued Operations in 1996 and 1995 of $1,190,000 and $860,000, respectively, the Company's Net Loss in 1996 was $855,000, compared to Net Earnings in 1995 of $640,000. The Losses from Discontinued Operations of Prometcor, Inc. ("Prometcor"), formerly known as Ronson Metals Corporation, Newark, New Jersey, related to additional costs and expenses projected to complete compliance with environmental requirements and the eventual sale of Prometcor's properties.

                          Consolidated   Net  Sales  were  $25,454,000  in  1996
        compared to $26,953,000 in 1995. Net Sales of consumer products increased at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and at Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), (together "Ronson Consumer Products"), by 10% in 1996 compared to 1995, primarily as the result of increased shipments of its lighter and accessory products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 25% in 1996 compared to 1995, primarily due to lower sales of aircraft in 1996.

                          The Company's Consolidated Cost of Sales, as a percentage of Net Sales, was lower at 65% in 1996 compared to 68% in 1995. The lower Consolidated Cost of Sales percentage was due to the Net Sales of Ronson Consumer Products constituting a greater portion of the Consolidated Net Sales of the Company in 1996 as compared to 1995. This reduction was partially offset by an increased Cost of Sales percentage at Ronson Consumer Products. The Cost of Sales percentage at Ronson Consumer Products increased to 52% in 1996 as compared to 51% in 1995 primarily due to a change in the mix of products sold. The Cost of Sales percentage at Ronson Aviation remained unchanged at 89% in 1996 and 1995.

                          Consolidated Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 14% in 1996 from 12% in 1995. The increase was due primarily to increased shipping and advertising expenses at Ronson Consumer Products. Since Net Sales increased at Ronson Consumer Products; however, the Selling, Shipping and Advertising percentage at Ronson Consumer Products was unchanged at 22% in 1996 compared to 1995.

                          General and Administrative Expenses, as a percentage of Consolidated Net Sales, increased to 13% in 1996 from 12% in 1995, primarily due to the decrease in Net Sales in 1996.

                          Interest Expense increased to $762,000 in 1996 from $541,000 in 1995. This increase was primarily due to the additional long-term debt from the new mortgage loan between RCPC and Summit Bank ("Summit"), formerly known as United Jersey Bank, dated December 1, 1995, and to increased short-term debt at Ronson Aviation utilized to finance increased aircraft inventory.

                          Other-Net in 1996 included a non-recurring charge of $434,000 at Ronson Aviation in the third quarter of 1996 which resulted from a revaluation of certain aircraft inventory and costs of restructuring Ronson Aviation's operations. The Company believes that the actions taken in the third quarter 1996 will enable Ronson Aviation to expand its aircraft sales and charter operations and to return to profitable operations in 1997.

                          Other-Net in 1995 included a gain of approximately $96,000 from insurance proceeds. This was more than offset by expenses totalling approximately $197,000 related to settlement of a legal matter and to costs related to a Superfund site matter, more fully described in the Financial Condition section below, in which Ronson Hydraulic Units Corporation ("RHUCOR-CA"), Duarte, California, sold by the Company to the Boeing Corporation in 1981, has been identified as a "de minimis" Potentially Responsible Party ("PRP").

                          Earnings from Continuing Operations before Income Taxes was $206,000 in 1996 compared to $1,003,000 in 1995. This decline was due primarily to a Loss from Operations at Ronson Aviation of $7,000 in 1996 compared to Earnings from Operations in 1995 of $246,000 and to the non-recurring charge at Ronson Aviation of $434,000 in 1996.

                          Loss from Discontinued Operations included the costs recorded by the Company in 1996 and 1995 related to the discontinuance of Prometcor, as follows (in thousands):

                                                 Year Ended December 31,
                                                   1996           1995
                                                   ----           ----

          Discontinuance costs accrued           $ 1,370        $   970
          Deferred income tax benefit             (  180)          (110)
                                                 -------        -------
          Loss from Discontinued Operations      $ 1,190        $   860
                                                 =======        =======

                          In December 1989, the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals Corporation, subsequently renamed Prometcor, and to comply with the New Jersey Environmental Industrial Site Recovery Act ("ISRA") (formerly ECRA) and all other applicable laws. As part of the plan to sell the properties of Prometcor's discontinued operations, Prometcor has also been involved in the termination of its United States Nuclear Regulatory Commission ("NRC") license. Prior to the fourth quarter 1996, the total costs and expenses related to terminating the Prometcor operations, less the expected gain from the eventual sales of Prometcor's assets, were projected to be approximately $2,890,000. These costs and expenses consisted of: termination of Prometcor's operations; maintenance of the Prometcor property; and completion of compliance by Prometcor with environmental regulations. In the fourth quarters of 1995, 1993, 1992, 1991 and 1990; the amounts of $970,000, $625,000,
        $200,000, $520,000 and $575,000, respectively,  (which total $2,890,000)
        were charged against the Company's Loss from Discontinued Operations, prior to deferred income tax benefits. These charges between the beginning of 1990 and year end 1995 were due primarily: to costs incurred; to previously projected costs related to compliance with the New Jersey Department of Environmental Protection ("NJDEP") requirements; to NRC related activities; and to the extended period of time previously projected for NJDEP and NRC clearance. The liability for these costs and expenses recorded in the financial statements at December 31, 1995 was considered adequate by the Company, based upon: the results of testing completed by year end 1995; NJDEP and NRC comments through 1995; reports to the Company by its environmental counsel and environmental consultants that the environmental compliance would be completed in 1996; and that the sale of the Prometcor property would be completed prior to December 31, 1996.

                          As the result of the continuation of sampling and evaluation of the results by the Company's radiological and other environmental consultants in the third and fourth quarters of 1996 and to date in the first quarter of 1997, and in consideration of comments from the NJDEP and NRC in this same time period, certain additional areas requiring remedial action were identified and delineated. The testing indicated low-level radiological contamination in various areas of the Prometcor property and solvent contamination in the groundwater below a section of the property. Additional sampling and remediation are required and will increase the costs and time projected to receive clearance from the NJDEP and the NRC. As a result of the information and regulatory comments received in the fourth quarter of 1996 and to date in the first quarter of 1997, the Company accrued a charge in the fourth quarter of 1996 of $1,370,000 ($1,190,000 net of the deferred income tax benefit) due to the potential additional time and costs projected.

                          In the fourth quarter of 1996, the Company adopted Statement of Position 96-1, "Environmental Remediation Liability", ("SOP 96-1"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. In accordance with the provisions of SOP 96-1, the charge in the fourth quarter of 1996 included approximately $207,000 of costs of compensation and benefits for employees of the Company who have and are expected to devote a significant amount of time directly to the remediation effort. Of this amount, $99,000 related to employee costs was incurred in 1996, and $108,000 in costs is expected to be incurred in 1997.

                          Although the Company believes it has accrued for all future costs at Prometcor, the full extent of the costs and time required is not determinable until additional sampling and remediation, if any, has been completed and accepted by the NJDEP and by the NRC.

        1995 Compared to 1994

                          The Company's Earnings from Continuing Operations increased in 1995 to $1,500,000 from $1,074,000 in 1994, an increase of $426,000. The Company's Net Earnings in 1995 were $640,000 compared to $1,074,000 in 1994. As discussed more fully below, the Net Earnings in 1995 were net of a Loss from Discontinued Operations of Prometcor, of $860,000 related to additional costs and expenses projected to complete compliance with environmental requirements and the sale of Prometcor's property.

                          Consolidated Net Sales increased to $26,953,000 in 1995 compared to $25,583,000 in 1994, an increase of 5%. Net Sales of consumer products increased at Ronson Consumer Products by 15% in 1995 compared to 1994 primarily as the result of increased shipments of its products. Net Sales at Ronson Aviation decreased by 5% in 1995 compared to 1994 primarily due to reduced sales of general aviation services in 1995.

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

                          Interest Expense increased to $541,000 in 1995 from $322,000 in 1994. The increase in Interest Expense in 1995 was primarily due to the additional debt from the new line of credit agreement between RCPC and Summit in January 1995 and to increased short-term debt financing related to increased average inventory of aircraft at Ronson Aviation.

                          Other-Net in 1995 included a gain of approximately $96,000 from insurance proceeds. This was more than offset by expenses totalling approximately $197,000 related to settlement of a legal matter and to costs related to a Superfund site matter, more fully described in the Financial Condition section below. Other-Net in 1994 included $212,000 in expenses related to the retirement of certain employees.

                          Loss from Discontinued Operations included the costs recorded by the Company related to the discontinuance of Prometcor of $860,000 net of a deferred income tax benefit of $110,000.

        INCOME TAXES

                          In 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) #109, "Accounting for Income Taxes". In 1996, 1995 and 1994, the Company recognized deferred income tax benefits of $390,000, $686,000 and $354,000, respectively, as the result of reductions in the valuation allowance related to the Company's deferred income tax assets. The 1995 and 1994 current income taxes were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 1996 and 1995, current income tax expenses were composed of state income taxes of $81,000 and $79,000, respectively. At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,550,000, investment tax credit carryforwards of $83,000 and alternative minimum tax credit carryforwards of $60,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

        IMPACT OF INFLATION

                          The Company recognizes that inflation can adversely affect the operating performance of a company. Therefore, in formulating operating and pricing policy, the Company carefully considers changing price levels. The Company believes that it has been able to pass along cost increases as they relate to the production of goods and services.

        FINANCIAL CONDITION

                          The Company's Stockholders' Equity was $1,210,000 at December 31, 1996 compared with $2,034,000 at December 31, 1995. The Company also had a deficiency in working capital at December 31, 1996 of $2,119,000 as compared to $563,000 at December 31, 1995. The reductions in 1996 in the Company's Stockholders' Equity and in working capital were due primarily to the 1996 Loss from Discontinued Operations at Prometcor of $1,370,000, prior to the deferred income tax benefit.

                          The Company's inventories were reduced by $1,412,000 in the year ended December 31, 1996, primarily due to reduction in aircraft inventory at Ronson Aviation. Short-term debt was reduced by $1,112,000 in 1996 primarily as the result of repayment of aircraft-related loans upon the sales of the aircraft.

                          The Company's current liabilities of discontinued operations increased by approximately $760,000 in 1996, primarily as the result of the accrual of additional cost and expenses projected to complete compliance by Prometcor with environmental requirements.

                          On March 6, 1997, RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The Revolving Loan was originally dated January 11, 1995 for a period of two years. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000)
        to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. RCPC's 1995 Term Loan with Summit with a balance at December 31, 1996 of approximately $100,000 is payable in equal installments of $6,250, plus interest. The loans currently bear interest at the rate of 1.5% above Summit's prime rate (8.25% at December 31, 1996). Prior to the 1997 amendment, the interest rate on the loans was 2% above Summit's prime rate. The Revolving Loan and Term Loan are secured by the accounts receivable, inventory, machinery and equipment of RCPC, a second mortgage on the land, buildings and improvements of RCPC and the guarantee of the Company. The Summit agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

                          In February 1997, Ronson Aviation and Bank of New York/National Community Division extended to July 31, 1997 the Ronson Aviation mortgage, which had a balance of $348,000 on December 31, 1996. The mortgage balance had been due to be paid on January 31, 1997. The monthly payment on the mortgage is $9,000, plus interest.

                          In November 1995, Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The line of credit is secured by the accounts receivable and inventory of Ronson-Canada and amounts available under the line are based on the level of accounts receivable. The loan bears interest at the rate of 2% over the CIBC prime rate (4.75% at December 31, 1996). The line of credit is guaranteed by the Company.

                          Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1996, Ronson Consumer Products had unused borrowings available at December 31, 1996, of about $340,000 under the Summit and CIBC lines of credit described above.

                          Ronson Aviation has consistently obtained financing from Raytheon Aircraft Credit Corp., formerly Beech Acceptance Corporation, Inc., for financing specific aircraft. Also, Summit provides term financing for several Ronson Aviation aircraft, and the Company is in discussions with Summit for additional financing for Ronson Aviation. During the year ended December 31, 1996, various lines of credit which had been available to Ronson Aviation for the purchase of aircraft inventory were not renewed by the lenders, Summit, Cessna Finance Corporation, and General Electric Capital Corporation.

                          During the year ended December 31, 1995, the Company made large payments to its principal defined benefit pension plan, the Ronson Corporation Retirement Plan ("Retirement Plan"), substantially reducing the Accumulated Benefit Obligation in Excess of Plan Assets to $225,000 at December 31, 1995, from $2,154,000 at December 31, 1994, a reduction of 90%. At December 31, 1996, the Accumulated Benefit Obligation in Excess of Plan Assets was further reduced to $184,000. A contribution of $850,000 was made in January 1995 to the Retirement Plan by the Company from the proceeds of the RCPC line of credit from Summit. A further contribution of approximately $1,124,000 was made by the Company to the Retirement Plan on December 1, 1995 out of the proceeds of the mortgage loan from Summit. As a result of these payments and the favorable actuarial results of the Retirement Plan's assets and liabilities, the required contribution to the Retirement Plan for the plan year ended June 30, 1996 was approximately $600,000, or about $320,000 (35%) lower than the contribution for the prior plan year. The final payment of this required contribution in the amount of $135,000 was paid to the Retirement Plan in February 1997. This reduction in the required contribution is because asset appreciation and prior contributions have brought the Retirement Plan to fully-funded status for purposes of the Employees' Retirement Income Security Act ("ERISA"). Further required contributions, if any, to the Retirement Plan will be limited to only those required as the result of changes in actuarial assumptions or of actuarial results less favorable than presently assumed.

                          On February 28, 1997, the Retirement Plan completed the sale of its Salisbury, North Carolina, land for the cash proceeds, net of related expenses, of about $800,000. The land had previously been valued in the Retirement Plan assets, for financial reporting purposes, at the appraised value of $675,000. The excess of about $125,000 of the net sales proceeds over the prior appraised value has increased the Plan Assets at Fair Value at December 31, 1996 (refer to Note 7 of the Notes to Consolidated Financial Statements). The net proceeds of the sale of the property has also satisfied a substantial portion of a settlement with the United States Department of Labor ("DOL") and the Internal Revenue Service ("IRS") as described below.

                          On December 30, 1994, the Company had agreed to a settlement with the DOL and on February 3, 1995, the Company had agreed to a settlement with an appellate officer of the IRS, which was accepted on behalf of the Commissioner of the IRS on March 7, 1995, related to the 1991 contribution by the Company of unencumbered land in Salisbury, North Carolina, not used in operations, to the Retirement Plan. The settlements with the DOL and IRS settled all matters arising from the IRS examination of the information return, Form 5500, of the Retirement Plan for the years ended June 30, 1991 and June 30, 1992. Under the terms of the settlements with the IRS and DOL, the land previously contributed remained in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount was stayed, and no collection action would be taken if the Company met certain terms. Further, a substantial amount of the judgment was satisfied by the net proceeds of about $800,000 from the February 28, 1997 sale of the North Carolina land by the Retirement Plan.

                          In addition, in accordance with the terms of the settlements, in March 1997, the Company transferred the balance of about $52,000 held in an escrow account to the Retirement Plan, satisfying a further portion of the settlement amount. The balance of the settlements, approximately $92,000, will be paid by the Company to the Retirement Plan in 1997.

                          On November 15, 1996, the Company issued an Offer to owners of its 12% Cumulative Convertible Preferred Stock to exchange their shares of preferred stock for shares of common stock at the rate of 1.7 shares of common stock for each share of preferred. The Company did not accept any of the tendered preferred shares for exchange prior to December 31, 1996, and, therefore, the effects of the Exchange Offer have not been included in the Company's Consolidated Balance Sheets or Consolidated Statements of Operations at December 31, 1996. Through March 10, 1997, the Company has accepted 623,016 preferred shares for exchange, or about 74% of the preferred shares outstanding on the date of the Exchange Offer.

                          If, on December 31, 1996, the Company had accepted these 623,016 preferred shares and issued the 1,059,127 common shares in exchange, there would have been 214,579 shares of preferred stock and 2,860,961 shares of common stock outstanding on that date. Also, the aggregate dividends in arrears at December 31, 1996 would have been approximately $192,000, a reduction of $556,000. (Refer to Notes 10 and 15 of the Notes to Consolidated Financial Statements.)

                          On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA"), notifying the Company that the USEPA considered the Company one of about four thousand PRP's for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981. As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, RHUCOR-CA, and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA'S waste having been sent to the Site. Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

                          On December 31, 1996, the Company did not have significant capital commitments. The Company has operating leases, the most significant of which related to office space used by the Company and Ronson Consumer Products. The Company's total commitments under capital and operating leases are presented in Note 6 of the Notes to Consolidated Financial Statements.

                          At December 31, 1996, net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $2,225,000, of which approximately $2,180,000 is restricted by loan covenants as to transfer to the parent. (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

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


        Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

                    There were no disagreements with accountants in the years ended December 31, 1996, 1995 and 1994.

        PART III

        Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        (a) Identification of directors.

                          The following table indicates certain information about the Company's seven (7) directors.

                                                   Positions and Offices
                                                   with Company
                                                   Presently Held (other
                                                   than that of Director);
                               Period              Business Experience
                               Served   Term as    During Past Five Years
                                 As     Director   (with Company unless
 Name of Director     Age     Director  Expires    otherwise noted)
 ----------------     ---     --------  -------    ----------------
Louis V. Aronson II   74     1952 -     1999       President & Chief
                             Present               Executive Officer; Chairman
                                                   of Executive Committee;
                                                   Member of Nominating
                                                   Committee.

 Robert A. Aronson    47     1993 -     1998       Member of Audit Committee;
                             Present               Managing Member of
                                                   Independence Leather, L.L.C.,
                                                   Mountainside, NJ, the
                                                   principal business of which
                                                   is the import of leather
                                                   products, May 1996 to
                                                   present; Senior Vice
                                                   President/Chief Financial
                                                   Officer of Dreher, Inc.,
                                                   Newark, NJ, the principal
                                                   business of which is the
                                                   manufacture and import of
                                                   leather products, October
                                                   1987 to May 1996; son of the
                                                   President and Chief Executive
                                                   Officer of the Company.


                                                   Positions and Offices
                                                   with Company
                                                   Presently Held (other
                                                   than that of Director);
                               Period              Business Experience
                               Served   Term as    During Past Five Years
                                 As     Director   (with Company unless
 Name of Director     Age     Director  Expires    otherwise noted)
 ----------------     ---     --------  -------    ----------------
 Barton P. Ferris, Jr. 56     1989 -     1999      Managing Director-Corporate
                              Present              Finance, Commonwealth
                                                   Associates, New York, NY, the
                                                   principal business of which
                                                   is investment banking and
                                                   securities brokerage, October
                                                   1995 to present. Managing
                                                   Director-Investment Banking,
                                                   Lepercq, de Neuflize &
                                                   Co.,Incorporated, New York,
                                                   NY, the principal business of
                                                   which is investment banking
                                                   and money management, January
                                                   1990 to October 1995;
                                                   Director of Family Bargain
                                                   Corporation.

 Erwin M. Ganz         67     1976 -     1998      Chairman of Audit
                              Present              Committee; Member of
                                                   Executive Committee and
                                                   Nominating Committee;
                                                   Executive Vice President-
                                                   Industrial Operations, 1975-
                                                   1993; Chief Financial
                                                   Officer, 1987-1993.

Gerard J. Quinnan      67    June 1996 - 1997      Consultant for the Company,
                             Present               1990 - present; Vice
                                                   President-General Manager
                                                   of Ronson Consumer
                                                   Products Corporation,
                                                   1981-1990.



                                                   Positions and Offices
                                                   with Company
                                                   Presently Held (other
                                                   than that of Director);
                               Period              Business Experience
                               Served   Term as    During Past Five Years
                                 As     Director   (with Company unless
 Name of Director     Age     Director  Expires    otherwise noted)
 ----------------     ---     --------  -------    ----------------
Justin P. Walder       61    1972 -      1998      Secretary; Assistant Cor-
                             Present               poration Counsel; Member of
                                                   Executive Committee and
                                                   Nominating Committee;
                                                   Principal in Walder, Sondak
                                                   & Brogan, P.A., Attorneys
                                                   at Law, Roseland, NJ.

 Saul H. Weisman       71    1978 -      1997      Member of Executive
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

                                                   Positions and Offices
                                Period Served          with Company;
       Name            Age      as Officer         Family Relationships
       ----            ---      ----------         --------------------
Louis V. Aronson II     74      1953 -       President & Chief Executive
                                Present      Officer; Chairman of
                                             Executive Committee; Director.

Daryl K. Holcomb        46      June 1996 -  Vice President;
                                Present

                                1993 -       Chief Financial Officer;
                                Present

                                1988 -       Controller and Treasurer; None.
                                Present

Justin P. Walder        61      1989 -       Secretary;
                                Present

                                1972 -       Assistant Corporation Counsel;
                                Present      Director; None.

                        Messrs. L.V. Aronson and Holcomb have been employed by the Company in executive and/or professional capacities for at least the five-year period immediately preceding the date hereof. Mr. Walder has been Assistant Corporation Counsel and a director of the Company and a principal in Walder, Sondak & Brogan, P.A., Attorneys at Law, for at least the five-year period immediately preceding the date hereof.

        (c) Section 16(a) Beneficial Ownership Reporting Compliance

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

        Item 11 - EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION TABLE

                        The Summary Compensation Table presents compensation information for the years ended December 31, 1996, 1995 and 1994 for the Chief Executive Officer and the other executive officer of the Company whose base salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                                            Compensa-    All
                                      Annual Compensation      tion     Other
        Name and                      -------------------   ---------  Compen-
        Principal                                   Bonus    Options/  sation
        Position              Year    Salary         (1)     SARS (#)    (2)
        ---------             ----    ------        -----    --------  --------
    Louis V. Aronson II       1996   $432,154     $53,229   22,500    $10,024
        President & Chief     1995    403,882      53,031       --      9,264
        Executive Officer     1994    377,460      78,830       --      9,174

    Daryl K. Holcomb          1996    111,687      15,969   10,000      2,500
      Vice President &        1995    100,625      13,322    5,500      2,424
      Chief Financial         1994     95,625      20,583       --      2,040
      Officer, Controller
      & Treasurer

        Footnotes

        (1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's subsidiaries of certain levels of net sales and profits before taxes.

        (2) In 1996, All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $3,000 and Mr. Holcomb, $2,500); and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $7,024).

        OPTION GRANTS IN LAST FISCAL YEAR

                               Individual Grants            |
                               -----------------            |    Potential
                           Percent                          |    Realizable
               Number of   of Total                         | Value at Assumed
              Securities   Options                          | Annual Rates of
              Underlying  Granted to                        |   Stock Price
               Options    Employees    Exercise             | Appreciation for
               Granted    in Fiscal     Price    Expiration |  Option Term (1)
   Name          (#)        Year       (per sh)     Date    |     5%     10%
   ----       ----------  ----------   --------  ----------    ------   -------
   Louis V.                                                 |
   Aronson II   22,500      26%       $3.1625  June 26, 2001|  $11,403 $33,024
                                                            |
   Daryl K.                                                 |
   Holcomb      10,000      11%        2.875   June 26, 2001|    7,943  17,552

        Footnote

        (1) Amounts for the named executive shown in these columns have been derived by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), multiplying the result by the number of shares covered by the options, and subtracting the aggregate exercise price of the options. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price of the Company.


        AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

                        The following table summarizes, for each of the named executive officers, the number of stock options unexercised at December 31, 1996. All options held by the named executives were exercisable at December 31, 1996. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.


        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
        FISCAL YEAR END OPTION VALUES

                                                                     Value of
                         Shares                   Number of        In-the-Money
                        Acquired              Unexercised Options    Options at
                            on      Value (1)     at FY-End (2)       FY-End (3)
         Name           Exercise    Realized      Exercisable       Exercisable
         ----           --------    --------      -----------       -----------
   Louis V. Aronson II    20,000    $   --         22,500            $   --
   Daryl K. Holcomb        7,500     10,219        22,500             12,741

        Footnotes

        (1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price. The exercise price of the options exercised by Mr. L.V. Aronson in 1996 exceeded the market price of the shares, and, therefore, no value was realized.

        (2) The options held by the named executive officers at December 31, 1996 are exercisable at any time and expire at various times from March 11, 1998 through June 26, 2001.

        (3) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 1996, to the option prices. Options to purchase 12,500 shares held by Mr. Holcomb were in-the-money at December 31, 1996.


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


                        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                        The Board of the Company, as a whole, provides overall guidance of the Company's executive compensation program. All members of the Board participate in the review and approval of each of the components of the Company's executive compensation program described below, except that no director who is also a Company employee participates in the review and approval of his compensation. Directors of the Company who are also current employees of the Company are Messrs. L.V. Aronson and Walder. Directors of the Company who are also former employees of the Company are Messrs. R.A. Aronson, whose employment with the Company ceased in 1987, Ganz, who retired from the Company in 1993, and Quinnan, who retired from Ronson Consumer Products in 1990. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 1998 which is cancellable at any time by either party with 60 days notice and which compensated Mr. Ganz for his services at the rate of $57,500 in the year ended December 31, 1996, and, effective February 1, 1997, provides compensation at the annual rate of $77,500 for the years ending December 31, 1997 and 1998, plus participation in the Company's health and life insurance plans and the use of an automobile. Mr. Quinnan performs consulting services for the Company and Ronson Consumer Products, and in 1996, Mr. Quinnan was compensated $14,000 for his services, of which $8,000 was deferred, and was provided the use of an automobile.

        (a) Transactions with management and others.

                        During the year ended December 31, 1996, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $88,190. A greater than 10% shareholder of Michael Graphics, Inc. is the son-in-law of the Company's President, who also serves as a director.

                        During the year ended December 31, 1996, RCPC, Ronson Aviation and Prometcor retained the firm of Walder, Sondak & Brogan, P.A., Attorneys at Law, to perform legal services amounting to $103,880. Justin P. Walder, a principal in that firm, is a director and officer of the Company.

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

                        Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

        Name and Address
         of Beneficial                Title of   Beneficially     Percent of
            Owner                      Class         Owned          Class
        ----------------              --------   ------------     ----------
        Louis V. Aronson II             Common     646,320 (1)(2)   22.4% (1)(2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Ronson Corporation Retirement
        Plan                            Common     165,260 (2)       5.6% (2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Patrick Kintz                   Common     226,166 (3)       7.9% (3)
           8323 Misty Vale
           Houston, Texas 77075

        (1) Includes 22,500 shares of unissued common stock issuable to Mr. L.V. Aronson upon exercise of stock options held by Mr. L.V. Aronson under the Ronson Corporation 1996 Incentive Stock Option Plan.

        (2) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 165,260 shares which include 91,487 shares of unissued common stock issuable to the Retirement Plan upon conversion of 91,487 shares of 12% Cumulative Convertible Preferred Stock owned by the Retirement Plan. The shares held by the
             Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson, Ganz and Gedinsky. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 811,580 shares, or 27.3% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 188,902 shares, or 6.4% of the class. If the shares held by the Retirement Plan were included in Mr. Gedinsky's beneficial ownership, Mr. Gedinsky's beneficial ownership would be 165,260 shares or 5.7% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G.

        (3) Includes 198,066 common shares owned directly, 25,000 common shares owned as tenant in common with his spouse and 3,100 common shares owned by his spouse. This information was provided to the Company by Mr. Kintz.

        (b) Security Ownership of Management.

                        The following table shows the number of shares of common stock beneficially owned by each director and by all directors and officers as a group and the percentage of the total shares of common stock outstanding owned by each individual and by the group shown in the table. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

        Name of Individual or    Amount and Nature of       Percent of
          Identity of Group     Beneficial Ownership(2)       Class
          -----------------     -----------------------       -----
        Louis V. Aronson II           646,320 (3)              22.4%

        Robert A. Aronson               1,995                   (1)

        Barton P. Ferris, Jr.          54,136                   1.9%

        Erwin M. Ganz                  23,642 (3)               (1)

        Gerard J. Quinnan                 500                   (1)

        Justin P. Walder               39,503                   1.4%

        Saul H. Weisman                10,843                   (1)

        All Directors and
        Officers as a group
        (nine (9) individuals
        including those named above)  811,909                  27.9%

        (1) Shares owned beneficially are less than 1% of total shares outstanding.

        (2) Shares listed as owned beneficially include 54,500 shares subject to option under the Ronson Corporation 1983, 1987 and 1996 Incentive Stock Option Plans as follows:

                                                  Common Shares
                                                  Under Option
                                                  ------------

                Louis V. Aronson II                 22,500

                Justin P. Walder                     5,000

                All Directors and Officers
                as a group (nine (9)
                individuals including
                those named above)                  54,500

        (3) Does not include 73,773 shares of issued common stock owned by the Retirement Plan and 91,487 shares of unissued common stock issuable to the Retirement Plan upon conversion of 91,487 shares of 12% Cumulative Convertible Preferred Stock. The shares held by the Retirement Plan are voted by the Plan's trustees, Messrs. L.V. Aronson, Ganz and Gedinsky. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 811,580 shares, or 27.3% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 188,902 shares, or 6.4% of the class.

        (c) Changes in control.

                        The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.


        Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        Refer to Compensation Committee Interlocks and Insider Participation in Item 11 - Executive Compensation above for information in response to (a) and (b) of this Item.

        (c) Indebtedness of management.

                        None.

        (d) Transactions with promoters.

                        Not applicable.

        PART IV

        Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

        (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

                (3) Listing of exhibits, as applicable.

                           (3) Articles of incorporation are incorporated herein by reference. The By-Laws of the Company were amended on March 5, 1997 to include a new Section 9 of Article I, Nomination for Board of Directors. The amended By-Laws are attached hereto as Exhibit 3.

                           (4) Instruments defining the rights of security holders, including indentures.

                               Reference is made to Company's Form S-2 filed on September 18, 1987 and incorporated herein by reference.

                               Reference is made to Company's Form S-2 filed on April 8, 1988 and incorporated herein by reference.

                          (10) Material contracts.

                               On  January  6,  1995,   RCPC   entered  into  an
        agreement with Summit Bank for a Revolving Loan and a Term Loan. On March 6, 1997, the Revolving Loan was amended and extended to June 30, 2000 (refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements). The 1995 agreements were attached to the Company's 1994
        Form 10-K as Exhibits 10(a)-10(f). The March 1997 amendments to the Revolving Loan are attached hereto as Exhibits 10(a)-10(c) as follows:

                               (a) Amendment to Loan and Security Agreement dated March 6, 1997, between Ronson Consumer Products Corporation and Summit Bank.

                               (b) Amended and Restated Master Note dated March 6, 1997, to Summit Bank by Ronson Consumer Products Corporation.

                               (c) Mortgage Modification Agreement dated March 6, 1997 between Ronson Consumer Products Corporation and Summit Bank.

                               On December 1, 1995 the Company and RCPC entered into a mortgage loan agreement with Summit (refer to Note 5 of the Notes to Consolidated Financial Statements). The agreements were attached to the Company's 1995 Form 10-K as Exhibits 10(a) and 10(b).

                               Ronson Aviation has an outstanding mortgage loan agreement with the Bank of New York, National Community Division, which was filed as Exhibits 2 and 3 to the Company's Form 10-Q for the quarter ended June 30, 1995. In March 1997, the mortgage was extended to July 31, 1997. (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

                               For further information on Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 1996, filed with this Report pursuant to Item 8, which is incorporated herein by reference.

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

                               (c) The Summary of the Management Incentive Plan of the Company and its subsidiaries is attached as Exhibit 10(d).

                          (11) Statement re computation of per share earnings is attached hereto as Exhibit 11.

                         (20) Other documents or statements to security holders.

                               The Ronson Corporation Notice of Meeting of Stockholders held on August 27, 1996, and Proxy Statement was filed on July 29, 1996, and is incorporated herein by reference.

                               On November 15, 1996, the Company issued an offer to exchange up to 1,423,912 aggregate shares of its common stock for all of the 837,595 issued and outstanding shares of its 12% Cumulative Convertible Preferred Stock. For each share of preferred stock exchanged, the Company has offered to issue 1.7 shares of common stock. The terms and conditions of the offer are more fully described in the Offering Circular and the accompanying Letter of Transmittal filed on November 15, 1996 (together the "Exchange Offer") which are incorporated herein by reference.

                          (21) Subsidiaries of the Company.

                               The Company is the owner of 100% of the voting power of the following subsidiaries, each of which is included in the consolidated financial statements of the Company:

   Wholly Owned Subsidiary         State or Other Jurisdiction
   and Business Name            of Incorporation or Organization
   -----------------            --------------------------------

   Domestic
   --------
   Ronson Consumer Products Corporation             New Jersey

   Ronson Aviation, Inc.                            New Jersey

   Prometcor, Inc. (formerly known as               New Jersey
        Ronson Metals Corporation)


   Foreign
   --------
   Ronson Corporation of Canada, Ltd.               Canada


                               The Company also holds 100% of the voting power of three additional subsidiaries which are included in its consolidated financial statements and which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                          (23) Consent of experts and counsel attached hereto as Exhibit 23(a).

                          (99) Additional exhibits.

                               None.

        (b) Reports on Form 8-K filed in the fourth quarter of 1996.

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



                                         RONSON CORPORATION


   Dated:  March 28, 1997       By:     /s/Louis V. Aronson II
                                        ----------------------------------------
                                        Louis V. Aronson II, President and
                                        Chief Executive Officer and Director


   Dated:  March 28, 1997       By:     /s/Daryl K. Holcomb
                                        ----------------------------------------
                                        Daryl K. Holcomb, Vice President &
                                        Chief Financial Officer, Controller
                                        and Treasurer


   Dated:  March 28, 1997       By:     /s/Justin P. Walder
                                        ----------------------------------------
                                        Justin P. Walder, Secretary and
                                        Director


   Dated:  March 28, 1997       By:     /s/Robert A. Aronson
                                        ----------------------------------------
                                        Robert A. Aronson, Director


   Dated:  March 28, 1997       By:     /s/Barton P. Ferris, Jr.
                                        ----------------------------------------
                                        Barton P. Ferris, Jr., Director


   Dated:  March 28, 1997       By:     /s/Erwin M. Ganz
                                        ----------------------------------------
                                        Erwin M. Ganz, Director


   Dated:  March 28, 1997       By:     /s/ Gerard J. Quinnan
                                        ----------------------------------------
                                        Gerard J. Quinnan, Director


   Dated:  March 28, 1997       By:     /s/Saul H. Weisman
                                        ----------------------------------------
                                        Saul H. Weisman, Director

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14 (a) (1) and (2), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                          YEAR ENDED DECEMBER 31, 1996




                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

                                  RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
                                  ----------------------------------------------------
                                  Dollars (other than per share amounts) in thousands





                                                                1996         1995        1994        1993         1992
                                                                ----         ----        ----        ----         ----

Net sales (1)............................................    $ 25,454     $ 26,953    $ 25,583    $ 19,725     $ 22,727

Earnings (loss) from
  continuing operations (1) .............................         335        1,500       1,074        (821)      (1,073)

Total assets ............................................      12,104       13,403      11,887       9,896       16,874

Long-term obligations (2) ...............................       2,963        3,312       2,389       3,619        6,895

Per common share (4):

  Earnings (loss) from continuing operations (3):
       Assuming no dilution .............................        0.09         0.77        0.52       (0.59)       (0.75)
       Assuming full dilution ...........................        0.09         0.58        0.42       (0.59)       (0.75)


        (1) Net sales and loss from continuing operations for 1992 has been reclassified to conform with the presentation of continuing and discontinued operations.

        (2) Certain amounts were reclassified in 1992 through 1995 for comparability with the current presentation.

        (3) "No dilution" assumes no conversion of preferred shares to common and "full dilution" assumes full conversion of all preferred shares to common. The assumed conversion of preferred shares to common was anti-dilutive for the years ended December 31, 1992, 1993 and 1996, and therefore, was excluded from the computation of loss per common share, assuming full dilution, for purposes of this presentation.

        (4) No dividends on common stock were declared or paid during the five years ended December 31, 1996.

   FORM 10-K -- ITEM 14 (a) (1) and (2)

   RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


   The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:


        Consolidated Balance Sheets - December 31, 1996 and 1995

        Consolidated Statements of Operations - Years Ended
                December 31, 1996, 1995 and 1994

        Consolidated  Statements of Cash Flows - Years Ended
                December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

   The  following   consolidated   financial   statement   schedules  of  Ronson
   Corporation and its wholly owned subsidiaries to be included in Item 14(d) will be filed by the Company by amendment before April 30, 1997.


        Schedule I              Condensed Financial Information
                                        of Company

        Schedule II             Valuation and Qualifying Accounts

         INDEPENDENT AUDITORS' REPORT


        The Board of Directors and Stockholders
        Ronson Corporation


        We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ronson Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



        DEMETRIUS & COMPANY, L.L.C.

        Wayne, New Jersey
        March 15, 1997

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS
               ---------------------------
               Dollars in thousands


                                     ASSETS
                                     ------
                                                                  December 31,
                                                               -----------------
                                                                 1996     1995 *
                                                               -------   -------
CURRENT ASSETS:
Cash .......................................................   $   116   $    64
Accounts receivable, less allowances for doubtful accounts
  of: 1996, $64; 1995, $86 .................................     1,617     1,940

Inventories:
  Finished goods ...........................................     2,428     3,643
  Work in process ..........................................       160       177
  Raw materials ............................................       520       700
                                                               -------   -------
                                                                 3,108     4,520
Other current assets .......................................       613       783

Current assets of discontinued operations ..................       358       187
                                                               -------   -------
      TOTAL CURRENT ASSETS .................................     5,812     7,494

PROPERTY, PLANT AND EQUIPMENT:
Land .......................................................        19        19
Buildings and improvements .................................     3,638     3,477
Machinery and equipment ....................................     5,678     5,211
Construction in progress ...................................        55        45
                                                               -------   -------
                                                                 9,390     8,752

Less accumulated depreciation and amortization .............     5,056     4,728
                                                               -------   -------
                                                                 4,334     4,024


INTANGIBLE PENSION ASSETS ..................................       357       419

OTHER ASSETS ...............................................       775       764

OTHER ASSETS OF DISCONTINUED OPERATIONS ....................       826       702

                                                               -------   -------
                                                               $12,104   $13,403
                                                               =======   =======

See notes to consolidated financial statements.

* Reclassified for comparability.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
              ---------------------------
              Dollars in thousands (except share data)


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
                                                                    December 31,
                                                               --------------------
                                                                 1996       1995 *
                                                               --------    --------
CURRENT LIABILITIES:
Short-term debt ............................................   $  2,084    $  3,196
Current portion of long-term debt ..........................        598         370
Current portion of lease obligations .......................        108          40
Accounts payable ...........................................      1,477       1,428
Accrued expenses ...........................................      1,911       2,030
Current liabilities of discontinued operations .............      1,753         993
                                                               --------    --------
     TOTAL CURRENT LIABILITIES .............................      7,931       8,057

LONG-TERM DEBT .............................................      2,352       2,845

LONG-TERM LEASE OBLIGATIONS ................................        250          37

PENSION OBLIGATIONS ........................................        268         287

OTHER LONG-TERM LIABILITIES ................................         36          78

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS ...........         57          65

COMMITMENTS AND CONTINGENCIES

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
              ---------------------------
              Dollars in thousands (except share data)


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
                                                                    December 31,
                                                               --------------------
                                                                 1996       1995 *
                                                               --------    --------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares:
  12% cumulative convertible, $.01 stated value, outstanding
  1996, 837,595 and 1995, 847,308 ..........................          8           8

Common stock par value $1
                                        1996          1995
                                        ----          ----
  Authorized shares...............  11,848,106    11,848,106
  Reserved shares.................     941,445       917,374
  Issued (including treasury).....   1,863,939     1,820,893      1,864       1,821

Additional paid-in capital .................................     30,345      30,308
Accumulated deficit ........................................    (27,936)    (27,081)
Unrecognized net loss on pension plans .....................     (1,441)     (1,403)
Cumulative foreign currency translation adjustment .........        (36)        (26)
                                                               --------    --------
                                                                  2,804       3,627
Less cost of treasury shares:
1996, 62,105 and 1995, 62,087 common shares ................      1,594       1,593
                                                               --------    --------
  TOTAL STOCKHOLDERS' EQUITY ...............................      1,210       2,034
                                                               --------    --------
                                                               $ 12,104    $ 13,403
                                                               ========    ========

See notes to consolidated financial statements.

* Reclassified for comparability.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
               -------------------------------------
               Dollars in thousands (except per share data)
                                                                                                   Year Ended December 31,
                                                                                        --------------------------------------------
                                                                                          1996             1995 *            1994 *
                                                                                        --------          --------          --------
NET SALES .....................................................................         $ 25,454          $ 26,953          $ 25,583
                                                                                        --------          --------          --------
Cost and expenses:
  Cost of sales ...............................................................           16,608            18,292            17,223
  Selling, shipping and advertising ...........................................            3,650             3,340             3,166
  General and administrative ..................................................            3,196             3,141             3,272
  Depreciation and amortization ...............................................              465               468               538
                                                                                        --------          --------          --------
                                                                                          23,919            25,241            24,199
                                                                                        --------          --------          --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INTEREST AND OTHER ITEMS ....................................................            1,535             1,712             1,384
                                                                                        --------          --------          --------
Other expense:
  Interest expense ............................................................              762               541               322
  Other-net ...................................................................              567               168               342
                                                                                        --------          --------          --------
                                                                                           1,329               709               664
                                                                                        --------          --------          --------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .........................................................              206             1,003               720

Income tax benefits-net .......................................................              129               497               354
                                                                                        --------          --------          --------
EARNINGS FROM CONTINUING OPERATIONS ...........................................              335             1,500             1,074
                                                                                        --------          --------          --------
Loss from  discontinued  operations  (net of applicable  deferred income tax benefit of:
  1996, $180; 1995, $110) .....................................................           (1,190)             (860)             --
                                                                                        --------          --------          --------

NET EARNINGS (LOSS) ...........................................................         $   (855)         $    640          $  1,074
                                                                                        ========          ========          ========

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
               -------------------------------------
               Dollars in thousands (except per share data)
                                                                                                   Year Ended December 31,
                                                                                        --------------------------------------------
                                                                                          1996             1995 *            1994 *
                                                                                        --------          --------          --------
EARNINGS (LOSS) PER COMMON SHARE:

Assuming no dilution:
  Earnings from continuing operations .........................................         $   0.09          $   0.77          $   0.52
  Loss from discontinued operations ...........................................            (0.66)            (0.50)             --
                                                                                        --------          --------          --------
  Net earnings (loss) .........................................................         $  (0.57)         $   0.27          $   0.52
                                                                                        ========          ========          ========
Assuming full dilution:
  Earnings from continuing operations .........................................         $   0.09          $   0.58          $   0.42
  Loss from discontinued operations ...........................................            (0.66)            (0.33)             --
                                                                                        --------          --------          --------
  Net earnings (loss) .........................................................         $  (0.57)         $   0.25          $   0.42
                                                                                        ========          ========          ========

See notes to consolidated financial statements

* Reclassified for comparability.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Dollars in thousands                                                                                 Year Ended December 31,
                                                                                    -----------------------------------------------
                                                                                      1996               1995 *              1994 *
                                                                                    -------             -------             -------
Cash Flows from Operating Activities:
Net earnings (loss) ....................................................            $  (855)            $   640             $ 1,074
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization .......................................                465                 468                 538
   Deferred income tax benefits ........................................               (390)               (686)               (354)
   Increase (decrease) in cash from changes in:
      Accounts receivable ..............................................                323                (243)               (417)
      Inventories ......................................................              1,412              (1,424)             (1,319)
      Other current assets .............................................                121                 (19)               (246)
      Accounts payable .................................................                 58                (287)                252
      Accrued expenses .................................................                667                 141                 181
   Net change in pension-related accounts ..............................                (30)             (1,669)                292
   Other ...............................................................                122                 338                 (65)
                                                                                    -------             -------             -------
      Net cash provided by (used in) operating
         activities ....................................................              1,893              (2,741)                (64)
                                                                                    -------             -------             -------
Cash Flows from Investing Activities:
      Net cash used in investing activities,
         capital expenditures ..........................................               (466)               (343)               (493)
                                                                                    -------             -------             -------

Cash Flows from Financing Activities:
Proceeds from long-term debt ...........................................                400               1,563                 106
Proceeds from short-term debt ..........................................              1,847               8,818               1,422
Proceeds from exercise of stock options ................................                 80                  31                   4
Payments of dividends on preferred stock ...............................               --                  --                   (92)
Payments of long-term debt .............................................               (665)               (545)               (443)
Payments of long-term lease obligations ................................                (78)                (60)                (55)
Payments of short-term debt ............................................             (2,959)             (6,845)               (806)
                                                                                    -------             -------             -------
      Net cash provided by (used in)
         financing activities ..........................................             (1,375)              2,962                 136
                                                                                    -------             -------             -------
Net increase (decrease) in cash ........................................                 52                (122)               (421)

Cash at beginning of year ..............................................                 64                 186                 607
                                                                                    -------             -------             -------

Cash at end of year ....................................................            $   116             $    64             $   186
                                                                                    =======             =======             =======

See notes to consolidated financial statements.

       * Reclassified for comparability.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation - The consolidated financial statements include the accounts of Ronson Corporation (the "Company") and its subsidiaries, all of which are wholly owned. Its principal subsidiaries are Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey; Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, Canada (together "Ronson Consumer Products"); Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey; and Prometcor, Inc., ("Prometcor"), formerly known as Ronson Metals Corporation, Newark, New Jersey. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Property and Depreciation - Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method. Capitalized leases are amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter. At December 31, 1996, aircraft utilized by Ronson Aviation in its charter operations and held for more than one year were reclassified from finished goods inventories to property, plant and equipment. The term notes payable secured by the reclassified aircraft were also reclassified from short-term debt to long-term debt. Certain information in the prior year's balance sheets and statements of operations and cash flows have been reclassified for comparability. The reclassification had no effect on earnings (loss).

        Inventories - Inventories, other than aircraft, are valued at the lower of average cost or market. Aircraft inventory is carried at the lower of cost, specific identification, or market. In the third quarter of 1996, certain aircraft were revalued to reflect net realizable values, and the result was a charge of about $190,000.

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

        The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. The book values of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

        Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $134,000, $135,000 and $86,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

        Advertising Costs - Costs of advertising are expensed as incurred and amounted to approximately $561,000, $258,000 and $331,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

        Income Taxes - In 1993, the Company adopted SFAS #109, "Accounting for Income Taxes". In 1996, 1995 and 1994, the Company recorded net deferred income tax assets of $390,000, $686,000 and $354,000, respectively.

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

        The weighted average number of shares used for these computations was as follows:

                                                      Year Ended December 31,
                                                1996          1995           1994
                                                ----          ----           ----
        Average number of common shares:
                Assuming no dilution         1,791,535      1,719,867      1,700,075
                Assuming full dilution       2,630,438      2,589,787      2,576,932

        Stock options are not included in earnings (loss) per common share computations since their dilutive effect would not be material.
   (Refer to Note 11.)

        Stock Options - The Company has elected to follow Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees" (APB #25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS #123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB #25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Note 2.  DISCONTINUED OPERATIONS:

        In December 1989, the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals Corporation, subsequently renamed Prometcor, and to comply with the New Jersey Environmental Industrial Site Recovery Act ("ISRA") (formerly ECRA) and all other applicable laws. As part of the plan to sell the properties of the Prometcor discontinued operations, Prometcor has also been involved in the termination of its United States Nuclear Regulatory Commission ("NRC") license. Prior to the fourth quarter 1996, the total costs and expenses related to terminating the Prometcor operation, less the expected gain from the eventual sale of Prometcor's assets, were projected to be approximately $2,890,000. These costs and expenses consisted of: termination of Prometcor's operations; maintenance of the Prometcor property; and completion of compliance by Prometcor with environmental regulations. In the fourth quarters of 1995, 1993, 1992, 1991 and 1990; the amounts of $970,000,
   $625,000,  $200,000,  $520,000  and  $575,000,  respectively,   (which  total
   $2,890,000) were charged against the Company's Losses from Discontinued Operations, prior to deferred income tax benefits. These charges between the beginning of 1990 and year end 1995 were due primarily: to costs incurred; to previously projected costs related to the New Jersey Department of Environmental Protection ("NJDEP"); to NRC related activities; and to the extended period of time previously projected for NJDEP and NRC clearance. The liability for these costs and expenses recorded in the financial statements at December 31, 1995, was considered adequate by the Company, based upon: the results of testing completed by year end 1995; NJDEP and NRC comments through 1995; reports to the Company by its environmental counsel and environmental consultants that the environmental compliance would be completed in 1996; and that the sale of the Prometcor property would be completed prior to December 31, 1996.

        As the result of further testing completed and reported to the Company by its radiological consultant and other environmental consultants in the third and fourth quarters of 1996 and to date in the first quarter of 1997, and to further comments from the NJDEP and NRC in the fourth quarter of 1996 and to date in the first quarter of 1997, somewhat expanded areas of contamination were identified and delineated. The testing indicated low-level radiological contamination in various areas of the Prometcor property and solvent contamination in the groundwater below a section of the property. Additional testing and remediation are required and will increase the costs and time projected to receive clearance from the NJDEP and the NRC. As a result of the information and regulatory comments received in the fourth quarter of 1996 and to date in the first quarter of 1997, the Company accrued a charge in the fourth quarter of 1996 of $1,370,000 ($1,190,000 net of the deferred income tax benefit of $180,000) due to the potential additional time and costs projected.

        Although the Company believes it has accrued for all future costs, the full extent of the costs and time required is not determinable until additional testing and remediation, if any, has been completed and accepted by the NJDEP and by the NRC.

        Prometcor is being accounted for as a discontinued operation, and, accordingly, its operating results are reported in this manner in all years presented in the accompanying Consolidated Statements of Operations and other related operating statement data.

        The assets and liabilities of Prometcor are reflected in the Consolidated Balance Sheets under assets and liabilities of discontinued operations. At December 31, 1996, Other Assets of Discontinued Operations consisted primarily of land and buildings and net deferred income tax assets of Prometcor. The Current Liabilities of Discontinued Operations and Long-Term Liabilities of Discontinued Operations at December 31, 1996, consisted principally of $1,403,000 of accrued costs related to the environmental compliance of Prometcor and accrued costs related to discontinuance of Prometcor.


   Note 3.  INCOME TAXES:

        At December 3l, 1996, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $12,550,000, expiring as follows: $l,500,000 in 1997; $4,000,000 in 1998; $2,800,000 in 1999; $800,000
   in 2000 to 2001; and $3,450,000 in 2005 to 2011.

        In addition, the Company had approximately $83,000 of available investment tax credit carryforwards expiring as follows: $20,000 in 1997;
   $20,000 in 1998;  $32,000 in 1999 and  $11,000 in 2000.  In  accordance  with provisions enacted in the Tax Reform Act of 1986, the investment tax credit carryforwards available for future periods have been reduced by 35%. The Company also had available alternative minimum tax credit carryforwards of approximately $60,000.

        The income tax benefits (expenses) consisted of the following (in thousands):
                                                   Year Ended December 31,
                                                    1996     1995    1994
                                                    ----     ----    ----

        Current:
          Federal. . . . . . . . . . . . . . . . . $  --    $  --   $  --
          State. . . . . . . . . . . . . . . . . .   (81)     (79)     --
                                                   -----    -----   -----
                                                     (81)     (79)     --
                                                   -----    -----   -----
        Deferred:
          Federal. . . . . . . . . . . . . . . . .   342      557     314
          State. . . . . . . . . . . . . . . . . .    48      129      40
                                                   -----    -----   -----
                                                     390      686     354
                                                   -----    -----   -----
                                                     309      607     354
        Allocated to discontinued operations . . .   180      110      --
                                                   -----    -----   -----
          Income tax benefits-net. . . . . . . . . $ 129    $ 497   $ 354
                                                   =====    =====   =====

        In accordance with SFAS #109, the provision for federal income taxes in 1994 of $7,000 was offset by available net operating loss carryforwards.

        The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax benefits (expenses) is as follows (in thousands):

                                                    Year Ended December 31,
                                                 1996        1995        1994
                                                 ----        ----        ----
   Tax expense  amount computed
     using statutory rate. . . . . . . . . .    $ (70)      $(341)      $(245)
   State taxes, net of federal benefit . . .      (53)        (52)         --
   Operations outside the US . . . . . . . .        4         100          16
   Recognition of deferred income tax assets:
     Federal . . . . . . . . . . . . . . . .      162         447         314
     State . . . . . . . . . . . . . . . . .       48         129          40
   Discontinued operations and other . . . .       38         214         229
                                                -----       -----       -----
   Income tax benefits-net . . . . . . . . .    $ 129       $ 497       $ 354
                                                =====       =====       =====

        The tax effects of temporary  differences  that give rise to significant
   portions  of  the  deferred   income  tax  assets  and  deferred  income  tax
   liabilities are presented below (in thousands):

                                                               December 31,
                                                               1996    1995
                                                              ------  ------
    Deferred income tax assets:
      Inventories, principally due to additional costs
        inventoried for tax purposes pursuant to the
        Tax Reform Act of 1986 and valuation reserves
        for financial reporting purposes. . . . . . . . . . . $  221  $  183
      Compensated absences, principally due to accrual for
        financial reporting purposes. . . . . . . . . . . . .    108     100
      Compensation, principally due to accrual
        for financial reporting purposes. . . . . . . . . . .    157     200
      Accrual of discontinued operations costs, principally
        related to compliance with NJDEP and NRC
        requirements. . . . . . . . . . . . . . . . . . . . .    562     285
      Net operating loss carryforwards. . . . . . . . . . . .  4,783   4,469
      Investment tax credit carryforwards . . . . . . . . . .     83     104
      Other . . . . . . . . . . . . . . . . . . . . . . . . .    125     135
                                                              ------  ------
        Total gross deferred income tax assets. . . . . . . .  6,039   5,476
        Less valuation allowance. . . . . . . . . . . . . . .  4,035   3,902
                                                              ------  ------
        Net deferred income tax assets. . . . . . . . . . . .  2,004   1,574
                                                              ------  ------
    Deferred income tax liabilities:
      Pension expense, due to contributions in excess of
        net accruals. . . . . . . . . . . . . . . . . . . . .    542     529
      Other . . . . . . . . . . . . . . . . . . . . . . . . .     32       5
                                                              ------  ------
        Total gross deferred income tax liabilities . . . . .    574     534
                                                              ------  ------
        Net deferred income taxes . . . . . . . . . . . . . . $1,430  $1,040
                                                              ======  ======

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management has assessed the Company's recent operating earnings history and expected future earnings. Based on these past and future earnings, on the expected completion of compliance by Prometcor with environmental regulations and on tax planning strategies, although realization is not assured, management believes it is more likely than not that $2,004,000 of the deferred income tax asset will be realized. The ultimate realization of the deferred income tax asset will require aggregate taxable income of approximately $3,000,000 in the years prior to the expiration of the net operating loss carryforwards in 2011. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards. The valuation allowance was increased from $3,902,000 at December 31, 1995, to $4,035,000 at December 31, 1996, but was reduced from $4,783,000 at December 31, 1994 to $3,902,000 at December 31, 1995.

        Of the net deferred income tax assets, approximately $355,000 were classified as current and $1,075,000 were classified as long-term at December 31, 1996.

   Note 4.  SHORT-TERM DEBT:

            Composition (in thousands):                      December 31,
                                                           1996     1995 *
                                                           ----     ------

        Revolving loans (a). . . . . . . . . . . . . . . $ 1,086   $ 1,164
        Notes payable, banks (b) . . . . . . . . . . . .      --     1,235
        Notes payable, commercial finance companies (c).     998       679
        Note payable, equipment lessor . . . . . . . . .      --       118
                                                         -------   -------
        Total Short-Term Debt. . . . . . . . . . . . . . $ 2,084   $ 3,196
                                                         =======   =======

        * Reclassified for comparability.

        (a) On January 11, 1995, RCPC entered into an agreement with Summit Bank ("Summit"), formerly United Jersey Bank, for a Revolving Loan and a Term Loan (refer to Note 5(b) below regarding the Term Loan). On March 6, 1997, RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,010,000 at December 31, 1996 provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000) to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Revolving Loan currently bears interest at the rate of 1.5% above Summit's prime rate (8.25% at December 31, 1996). Prior to the 1997 amendment, the interest rate on the loan was 2% above Summit's prime rate. The Revolving Loan is payable on demand under an agreement which expires June 30, 2000. The Revolving Loan and Term Loan are secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. At December 31, 1996, RCPC also had outstanding Letters of Credit of approximately $65,000. The Summit agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

        In November 1995, Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $76,000 (C$104,000) at December 31, 1996, by Ronson-Canada under the line of credit is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable. The loan bears interest at the rate of 2% over the CIBC prime rate (4.75% at December 31, 1996). The line of credit, payable on demand, is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company.

        Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1996, Ronson Consumer Products had unused borrowings available at December 31, 1996, of about $340,000 under the Summit and CIBC lines of credit described above. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt in (a) above.)

        (b) At December 31, 1995, notes payable, banks, consisted of notes payable of $1,235,000 by Ronson Aviation to Summit under a line of credit in the amount of $2,000,000. In 1996, the notes were either repaid or converted to term notes (refer to Note 5(d) below). The line of credit expired in 1996.

        (c) At December 31, 1996, the notes payable, commercial finance companies, consisted of notes payable by Ronson Aviation as follows: 1) $620,000 due to Raytheon Aircraft Credit Corp., formerly Beech Acceptance Corporation, Inc.; 2) $270,000 due to Cessna Finance Corporation ("Cessna"); and 3) $108,000 due to Green Tree Financial Servicing Corporation ("Green Tree"). Notes payable to these commercial finance companies by Ronson Aviation are each collateralized by specific aircraft, and the notes are repaid from the proceeds from the sale of the aircraft. The notes bear interest at rates of 1% to 2% over the prime rate except that the Green Tree notes bear interest at the rate of 11%. The notes are secured by aircraft inventory of Ronson Aviation with a book value of $977,000 at December 31, 1996, and the notes due to Cessna are guaranteed by the Company.

        At December 31, 1996, the weighted average interest rate for the total short-term debt was 9.90%.


   Note 5.  LONG-TERM DEBT:

            Composition (in thousands):                        December 31,
                                                             1996       1995*
                                                             ----       -----

          Mortgage loan payable, Summit (a) . . . . . . . $ 1,276    $ 1,300
          Term note payable, Summit (b) . . . . . . . . .     100        175
          Mortgage loan payable, BONY/NCD (c) . . . . . .     348        456
          Notes payable, banks (d). . . . . . . . . . . .   1,076        752
          Notes payable, commercial finance companies (e)     146        524
          Other . . . . . . . . . . . . . . . . . . . . .       4          8
                                                          -------    -------
                                                            2,950      3,215
          Less portion in current liabilities . . . . . .     598        370
                                                          -------    -------
          Balance of Long-Term Debt . . . . . . . . . . . $ 2,352    $ 2,845
                                                          =======    =======

        *  Reclassified for comparability.

        (a) On December 1, 1995, the Company and RCPC entered into a Mortgage Loan agreement with Summit in the original amount of $1,300,000. The loan with a balance of $1,276,000 at December 31, 1996 is secured by a first mortgage on the land, buildings and improvements of RCPC and is payable in sixty monthly installments of $11,689, including interest, and a final installment on December 1, 2000 of $1,152,000. The loan bears interest at a fixed rate of 8.75%.

        (b) In January 1995, RCPC entered into a Term Loan agreement with Summit in the original amount of $225,000. The Term Loan with a balance of $100,000 at December 31, 1996, is payable in monthly installments of $6,250 plus interest through April 1998, and the Term Loan bears interest at the rate of 2% over the prime rate. (Refer to Note 4(a) above.)

        (c) The Mortgage Loan with a balance of $348,000 at December 31, 1996, is payable by Ronson Aviation to Bank of New York/National Community Division ("BONY/NCD") and is collateralized by leasehold improvements, certain fixed assets, inventory, and accounts and notes receivable of Ronson Aviation. In February 1997, Ronson Aviation and BONY/NCD extended to July 31, 1997 the Ronson Aviation mortgage. The mortgage balance had been due to be paid on January 31, 1997. The monthly payment on the mortgage is $9,000, plus interest. The Mortgage Loan bears interest at a variable rate of 2.5% above prime. The BONY/NCD mortgage loan agreement contains certain covenants and restrictions on Ronson Aviation only, including liquidity ratios and restrictions on the payment of dividends, management fees, certain interest and subordinated debt to the Company.

        (d) The notes payable, banks, consisted of three term loans payable by Ronson Aviation to Summit. The notes bear interest at the rate of 1.5% over the prime rate, are collateralized by specific aircraft with a net book value of $1,586,000 at December 31, 1996 and are guaranteed by the Company. Two of the notes in the amount of approximately $676,000 at December 31, 1996, are payable in monthly installments totalling $6,375 plus interest through September 2000, with a final payment of about $383,000 on October 5, 2000. The third note in the amount of $400,000 at December 31, 1996, is payable in monthly installments of $6,436 including interest through December 31, 2001 with a final installment of about $155,000 on January 29, 2002.

        (e) At December 31, 1996, notes payable, commercial finance companies, consisted of notes payable by Ronson Aviation as follows: 1) $64,000 due to Cessna; and 2) $82,000 due to Green Tree. The notes payable to Cessna bear interest at the rate of 1.75% above the prime rate, are guaranteed by the Company and are due in monthly installments of $1,574 including interest through April 2001. The note payable to Green Tree bears interest at the fixed rate of 11% and is payable in monthly installments of $1,702 including interest through May 2002. The notes are collateralized by specific aircraft with a net book value of $158,000 at December 31, 1996.

        At December 31, 1996, fixed assets with a net book value of $4,187,000 and accounts receivable and inventories of $3,787,000 are pledged as collateral for the debt detailed in Notes 4(a) and 5(a) through 5(e) above.

        Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $2,225,000 at December 31, 1996, of which approximately $2,180,000 was restricted as to transfer to the Company and its other subsidiaries due to various covenants of their debt agreements at December 31, 1996.

        Long-term debt matures during the next six years as follows: 1997, $598,000; 1998, $203,000; 1999, $188,000; 2000, $1,721,000; 2001, $82,000;
   and 2002, $158,000.

   Note 6.  LEASE OBLIGATIONS:

        Lease expenses in continuing operations, consisting principally of equipment rentals, totalled $539,000, $468,000 and $508,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Sublease income amounted to $168,000, $142,000 and $240,000 for the same periods, respectively.

        At December 31, 1996, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):
                                                  Operating   Capitalized
                                         Total      Leases       Leases
                                         -----      ------       ------
        Year Ending December 31:
        1997 .  .  .  .  .  .  .  .  . $  464     $  322       $  142
        1998 .  .  .  .  .  .  .  .  .    390        283          107
        1999 .  .  .  .  .  .  .  .  .    356        249          107
        2000 .  .  .  .  .  .  .  .  .    313        235           78
        2001 .  .  .  .  .  .  .  .  .     92         92           --
                                       ------     ------       ------
        Total Obligations.  .  .  .  . $1,615     $1,181          434
                                       ======     ======

        Less:  Amount representing
               interest  .  .  .  .  .                             76
                                                               ------
        Present value of capitalized
           lease obligations.  .  .  .                         $  358
                                                               ======

        Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                        December 31,
                                                        1996    1995
                                                        ----    ----

        Machinery and equipment .  .  .  .  .  .       $ 574   $ 234
        Less accumulated amortization .  .  .  .          90      89
                                                       -----   -----
                                                       $ 484   $ 145
                                                       =====   =====

   Note 7.  RETIREMENT PLANS:

        The Company and its subsidiaries have several trusteed retirement plans covering substantially all employees. The Company's funding policy is to make minimum annual contributions as required by applicable regulations. Plans covering union members generally provide benefits of stated amounts for each year of service. The Company's salaried pension plan provides benefits using a formula which is based upon employee compensation. On June 30, 1985, the Company amended its salaried pension plan so that benefits for future service would no longer accrue. A defined contribution plan was established on July 1, 1985 in conjunction with the amendments to the salaried pension plan.

        The following  table sets forth the plans'  aggregate  funded status and
   amounts  recognized  in  the  Company's   Consolidated   Balance  Sheets  (in
   thousands):

                                                                  December 31,
                                                                 1996     1995
                                                              -------   -------
        Accumulated benefit obligation, including vested
          benefits of: 1996, $4,596; 1995, $4,672.  .  .      $ 4,599   $ 4,679
        Less plan assets at fair value  .  .  .  .  .  .        4,085     4,112
                                                              -------   -------
        Accumulated benefit obligation in excess of
          plan assets  .  . .  .  .  .  .  .  .  .  .  .         (514)     (567)
        Unrecognized net obligation at 1/1/85 being
          recognized over 15 to 18 years.  .  .  .  .  .          193       231
        Unrecognized prior service cost .  .  .  .  .  .          164       188
        Unrecognized net loss from past experience
          different from that assumed and effects of
          changes in assumptions  .  .  .  .  .  .  .  .        1,441     1,403
                                                              -------   -------
        Prepaid pension net recognized in the
          Consolidated Balance Sheets.  .  .  .  .  .  .      $ 1,284   $ 1,255
                                                              =======   =======

        Plan assets primarily include U.S. Treasury Securities, real property sold in February 1997 (refer to Note 8 below), 73,773 shares of common stock and 91,487 shares of preferred stock of the Company, money market funds and funds held in insurance company group accounts.

        Accounts corresponding to the additional minimum liability were recorded in the Consolidated Balance Sheets as follows (in thousands):

                                                              December 31,
                                                            1996        1995
                                                          -------     -------
        Intangible Pension Assets .  .  .  .  .  .  .     $   357     $   419
        Unrecognized Net Loss on Pension Plans.  .  .       1,441       1,403
                                                          -------     -------
                                                          $ 1,798     $ 1,822
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

        The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                              Year Ended December 31,
                                         1996          1995         1994
                                       -------       -------      -------
        Service cost.  .  .  .  .  .   $    18       $    17      $    15
        Interest cost  .  .  .  .  .       339           350          357
        Actual return on plan assets      (154)         (467)          53
        Net amortization and deferral       62           467          (72)
                                       -------       -------      -------
        Net pension expense  .  .  .   $   265       $   367      $   353
                                       =======       =======      =======

        The weighted average discount rates used in determining the actuarial present value of the accumulated benefit obligation were 7.25%, 7.25% and 7.75% in 1996, 1995 and 1994, respectively. The estimated long-term rates of return on assets were 6.7%, 7.3% and 7.5% in 1996, 1995 and 1994, respectively.

        The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of $66,000, $65,000 and $64,000 for this plan were recorded in 1996, 1995 and 1994, respectively.


   Note 8.  COMMITMENTS AND CONTINGENCIES:

        On February 28, 1997, the Ronson Corporation Retirement Plan ("Retirement Plan") completed the sale of its Salisbury, North Carolina, land for cash proceeds, net of related expenses, of about $800,000. The land had previously been valued in the Retirement Plan assets, for financial reporting purposes, at the appraised value of $675,000. The excess of about $125,000 of the net proceeds from the sale over the prior appraised value has increased the Plan Assets at Fair Value at December 31, 1996 (refer to Note 7 above). The net proceeds of the sale of the property has also satisfied a substantial portion of a settlement with the United States Department of Labor ("DOL") and the Internal Revenue Service ("IRS") as described below.

        On December 30, 1994, the Company agreed to a settlement with the DOL and on February 3, 1995, the Company agreed to a settlement with an appellate officer of the IRS, which was accepted on behalf of the Commissioner of the IRS on March 7, 1995, related to the 1991 contribution by the Company of unencumbered land in Salisbury, North Carolina, not used in operations, to the Retirement Plan. The settlements with the DOL and IRS settled all matters arising from the IRS examination of the information return, Form 5500, of the Retirement Plan for the years ended June 30, 1991 and June 30, 1992. Under the terms of the settlements with the IRS and DOL, the North Carolina land previously contributed remained in the Retirement Plan. A consent judgment with the DOL in the amount of $855,194 was entered against the Company, with simple interest at the rate of 4.72% per year, compounded annually, on December 30, 1994. Payment of the judgment amount was stayed, and no collection action would be taken if the Company met certain terms. Further, a substantial amount of the judgment was satisfied by the net proceeds of about $800,000 from the February 28, 1997, sale of the North Carolina land by the Retirement Plan.

        In addition, in accordance with the terms of the settlements, in March 1997, the Company transferred the balance of about $52,000 held in an escrow account to the Retirement Plan, satisfying a further portion of the settlement amount. The balance of the settlements, approximately $92,000, will be paid by the Company to the Retirement Plan in 1997.

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

        The Company is the Defendant in a product liability lawsuit pending in the Superior Court of Wilkinson County, Georgia, entitled, PRINEST G. HAMMOND AND SCARLETT W. HAMMOND, AS PARENTS, GUARDIANS, AND NEXT FRIENDS OF FABIAN GAYLE HAMMOND, A MINOR, AND PRINEST G. HAMMOND AND SCARLETT W. HAMMOND, INDIVIDUALLY, V. RONSON CORPORATION, in which Plaintiffs seek damages for an incident that allegedly occurred in December 1994, when a spark from an unidentified cigarette lighter ignited the clothing of Fabian Gayle Hammond after he had allegedly allowed lighter fluid to leak onto his pants. The case was filed in June 1996. The Plaintiffs seek substantial special damages and punitive damages. Discovery has not been completed, and, therefore, the Company's counsel is unable to render an opinion about whether the likelihood of an unfavorable outcome is either "probable" or "remote". However, counsel for the Company has advised that substantial defenses exist and is vigorously defending this litigation. Management believes that the claim is without merit and a loss, if any, would be well within the limits of insurance coverage.

        The Company is involved in various other lawsuits and claims. Management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company's financial position.

        The Company has an employment contract with an officer. The contract expires on December 3l, 1998. Base salaries in the years 1997 and 1998 are $462,405 and $494,773, respectively, and the contract provides for additional compensation and benefits, including a death benefit equal to two years' salary.

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

    Note 9.  STOCKHOLDERS' EQUITY:

                   A summary of activity within Stockholders' Equity is as follows (in thousands):

                                                    Year Ended December 31,
                                                 1996        1995        1994
                                               --------    --------    --------
Preferred stock issued:
    Balance at beginning of year ...........   $      8    $      9    $      9
    Conversion of preferred stock
      to common stock ......................         --          (1)         --
                                               --------    --------    --------
    Balance at end of year .................          8           8           9
                                               --------    --------    --------
Common stock issued:
    Balance at beginning of year ...........      1,821       1,768       1,761
    Exercise of stock options ..............         33          27           3
    Conversion of preferred stock
      to common stock ......................         10          26           4
                                               --------    --------    --------
    Balance at end of year .................      1,864       1,821       1,768
                                               --------    --------    --------
Additional paid-in capital:
    Balance at beginning of year ...........     30,308      30,329      30,332
    Exercise of stock options ..............         47           4           1
    Conversion of preferred stock
      to common stock ......................        (10)        (25)         (4)
                                               --------    --------    --------
    Balance at end of year .................     30,345      30,308      30,329
                                               --------    --------    --------
Accumulated deficit:
    Balance at beginning of year ...........    (27,081)    (27,721)    (28,749)
    Net earnings (loss) ....................       (855)        640       1,074
    Dividends on preferred stock ...........         --          --         (46)
                                               --------    --------    --------
    Balance at end of year .................    (27,936)    (27,081)    (27,721)
                                               --------    --------    --------
Unrecognized net loss on pension plans:
    Balance at beginning of year ...........     (1,403)     (1,595)     (1,525)
    Expensed during the year ...............        125         153         124
    Unrecognized net gain (loss)
      during the year ......................       (163)         39        (194)
                                               --------    --------    --------
    Balance at end of year .................     (1,441)     (1,403)     (1,595)
                                               --------    --------    --------
Cumulative foreign currency
    translation adjustment .................        (36)        (26)        (26)
                                               --------    --------    --------
Treasury stock (at cost) ...................     (1,594)     (1,593)     (1,593)
                                               --------    --------    --------
Total Stockholders' Equity .................   $  1,210    $  2,034    $  1,171
                                               ========    ========    ========

   Note 10.  PREFERRED STOCK:

        Each share of 12% Cumulative Convertible Preferred Stock has a stated value of $0.01 per share and a liquidation preference of $1.75 per share ($1,466,000 at December 31, 1996, in the aggregate) plus accrued dividends. The shares are non-voting and have a right to cumulative dividends at the annual rate of $0.21 per share. The holders of the preferred shares may, at any time, convert each preferred share into one share of common stock unless the preferred shares were previously redeemed. During 1996, 1995 and 1994, 9,713, 25,959 and 4,145 preferred shares, respectively, were converted into common shares. The Company has the option to redeem all or part of the preferred stock at $2.25 per share plus accrued dividends.

        On November 15, 1996, the Company issued an Offer to owners of its 12% Cumulative Convertible Preferred Stock to exchange their shares of preferred stock for shares of common stock at the rate of 1.7 shares of common stock for each share of preferred. The Company did not accept any of the tendered preferred shares for exchange prior to December 31, 1996, and, therefore, the effects of the Exchange Offer have not been included in the Company's
   Consolidated Balance Sheets or Consolidated Statements of Operations at December 31, 1996. (Refer to Note 15 below.)

        Dividends in arrears at December 31, 1996 totalled $0.8925 per share of preferred stock (seventeen quarters at $0.0525 per share per quarter), or approximately $748,000 in the aggregate.


   Note 11.  STOCK OPTIONS:

        The Company has three incentive stock option plans which provide for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers and other key employees of the Company and its subsidiaries (including directors if they are also employees of the Company or one of its subsidiaries) at not less than 100% of the fair market value on the date on which options are granted. In August 1996, the stockholders approved the adoption of the Company's 1996 Incentive Stock Option Plan which provides for the grant of options for up to 100,000 shares of common stock. In August 1987, the stockholders approved the adoption of the Company's 1987 Incentive Stock Option Plan and, in November 1983, the stockholders approved the adoption of the Company's 1983 Incentive Stock Option Plan, each of which provides for the grant of options for up to 66,666 shares of common stock. After January 21, 1997, no further options may be granted under the 1983 and 1987 plans. Options granted under the 1983 and 1987 plans are exercisable at any time within five years from the date of grant, at which time such options expire. Options granted under the 1996 plan are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

        Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by SFAS #123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 0.5; and a weighted average expected life of the option of five years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The Company's pro forma results of operations after adjustment for the estimated compensation expense under SFAS #123 for the years ended December 31, 1996 and 1995 were as follows (in thousands, except for earnings (loss) per share information):

                                                      Year Ended December 31,
                                                        1996           1995
                                                       -------       -------
        Pro forma Results of Operations:
          Earnings from continuing operations.....     $   210       $ 1,495
          Loss from discontinued operations.......      (1,190)         (860)
                                                       -------       -------
          Net earnings (loss).....................     $  (980)      $   635
                                                       =======       =======

        Pro forma Earnings (Loss) per Common Share:
          Assuming no dilution:
            Earnings from continuing operations...     $  0.02       $  0.77
            Loss from discontinued operations.....       (0.66)        (0.50)
                                                       -------       -------
            Net earnings (loss)...................     $ (0.64)      $  0.27
                                                       =======       =======

          Assuming full dilution:
            Earnings from continuing operations...     $  0.02       $  0.58
            Loss from discontinued operations.....       (0.66)        (0.33)
                                                       -------       -------
            Net earnings (loss)...................     $ (0.64)      $  0.25
                                                       =======       =======

        A summary of the Company's stock option activity and related information for the three years ended December 31, 1996, is as follows:

                                                Number of    Weighted Average
                                                 Options      Exercise Price
                                                 -------      --------------

        Outstanding at beginning of year 1994... 132,199         $ 1.65
          Granted...............................  10,000           1.31
          Exercised.............................  (3,000)          1.20
          Expired............................... (32,967)          1.83
                                                 -------

        Outstanding at December 31, 1994........ 106,232           1.58
          Granted...............................   5,500           1.63
          Exercised............................. (27,000)          1.18
          Expired............................... (14,666)          1.20
                                                 -------

        Outstanding at December 31, 1995........  70,066           1.82
          Granted...............................  87,200           2.88
          Exercised............................. (33,333)          2.39
          Expired............................... (20,083)          1.49
                                                 -------

        Outstanding at December 31, 1996........ 103,850         $ 2.59
                                                 =======         ======

        Exercisable at December 31, 1996........  93,850         $ 2.62
                                                  ======         ======

        Weighted average fair value of options
          granted during the year for options
          on which the exercise price:
            Equals the market price on the
            grant date..........................        $ 1.44
                                                        ======
            Exceeds the market price on the
            grant date..........................        $ 1.41
                                                        ======

        Exercise prices for options outstanding as of December 31, 1996 ranged as follows: 13,900 options at $1.20 per share, 15,500 options from $1.63 to $2.25 per share and 74,450 options from $2.88 to $3.16 per share. The weighted average contractual life of those options is 4 years.

   Note 12.  STATEMENTS OF CASH FLOWS:

                Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

                Supplemental disclosures of cash flow information are as follows (in thousands):

                                                 Year Ended December 31,
                                                 1996      1995     1994
                                                -----     -----    -----
        Cash Payments for:
           Interest  .  .  .  .  .  .  .  .  .  $ 747     $ 478    $ 289
           Income taxes .  .  .  .  .  .  .  .     85         1       94

        Financing & Investing Activities
           Not Affecting Cash:
           Capital lease obligations incurred.    361        --       --
           Note payable as deposit on equipment
             to be leased  .  .  .  .  .  .  .     --       118       --

   Note 13.  INDUSTRY SEGMENTS INFORMATION:

                Financial information by industry segment is summarized below (in thousands):

                                                   Year Ended December 31,
                                             1996          1995 *        1994 *
                                           --------      --------      --------
Net sales:
        Consumer Products ............     $ 16,534      $ 15,065      $ 13,129
        Aviation Services ............        8,920        11,888        12,454
                                           --------      --------      --------
                Consolidated .........     $ 25,454      $ 26,953      $ 25,583
                                           ========      ========      ========

Earnings (loss) before
        general corporate
        expenses and other:
        Consumer Products ............     $  2,837      $  2,807      $  2,219
        Aviation Services ............           (7)          246           523
                                           --------      --------      --------
                Consolidated .........        2,830         3,053         2,742
General corporate
        expenses .....................       (1,295)       (1,341)       (1,358)
Interest expense .....................         (762)         (541)         (322)
Other expense-net ....................         (567)         (168)         (342)
                                           --------      --------      --------
Earnings from continuing
        operations before
        income taxes .................     $    206      $  1,003      $    720
                                           ========      ========      ========

Depreciation and
        amortization expense
        identified to segments:
        Consumer Products ............     $    219      $    201      $    187
        Aviation Services ............          232           255           330
                                           --------      --------      --------
                                                451           456           517
        Corporate ....................           14            12            21
                                           --------      --------      --------
                Consolidated .........     $    465      $    468      $    538
                                           ========      ========      ========

Assets identified
        to segments:
        Consumer Products ............     $  5,306      $  5,681      $  5,070
        Aviation Services ............        5,007         6,331         5,525
                                           --------      --------      --------
                                             10,313        12,012        10,595
        Corporate ....................          607           502           764
        Discontinued Operations ......        1,184           889           528
                                           --------      --------      --------
                Consolidated .........     $ 12,104      $ 13,403      $ 11,887
                                           ========      ========      ========

                                                   Year Ended December 31,
                                             1996          1995 *        1994 *
                                           --------      --------      --------
Capital additions, including
        capitalized leases
        identified to segments:
        Consumer Products ............     $    619      $    229      $    272
        Aviation Services ............          166           111           205
                                           --------      --------      --------
                                                785           340           477
        Corporate ....................           42             3            16
                                           --------      --------      --------
                Consolidated .........     $    827      $    343      $    493
                                           ========      ========      ========

        * Reclassified for comparability.


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

                        Aviation Services - represents the chartering, servicing and sales of fixed wing aircraft and servicing of helicopters. Aircraft are sold through Company sales personnel. Aviation Services provides a wide range of general aviation services to the general public and to government agencies located in the vicinity of its facilities in Trenton, New Jersey.

                        Discontinued Operations - represents the operations of the Company's metals segment. The segment is being accounted for as a discontinued operation, and accordingly, its operating results are reported in this manner in all years presented. (Refer to Note 2 above.)

                        The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

                        For the year ended December 31, 1996, sales which amounted to approximately 14% of Consolidated Net Sales were made by Ronson Consumer Products to various units of one customer. No other customer accounted for more than 10% of Consolidated Net Sales for the year ended December 31, 1996. No customer represented more than 10% of Consolidated Net Sales for the years ended December 31, 1995 and 1994.

        Note 14.  CONCENTRATIONS:

                     At December 31, 1996, a subsidiary of the Company had cash balances in a bank which exceeded the insured limit by approximately $131,000.

                     Ronson  Consumer  Products   currently   purchases  lighter
        products from manufacturers in Spain, Peoples Republic of China and Korea. Since there are a number of sources of similar lighter products, management believes that other suppliers could provide lighters on comparable terms. A change of suppliers, however, might cause a delay in delivery of the Company's lighter products and, possibly, a short-term loss in sales which could have a short-term adverse effect on operating results.


        Note 15.  SUBSEQUENT EVENT:

                     In 1997, through March 10, 1997, the Company accepted 623,016 shares of preferred stock for exchange under the Company's November 15, 1996 Exchange Offer. As a result, on March 10, 1997, the Company has outstanding 214,579 shares of preferred stock and 2,860,961 shares of common stock.

                     If on December 31, 1996, the Company had accepted these 623,016 preferred shares and issued the 1,059,127 common shares in exchange, the aggregate dividends in arrears at December 31, 1996 would have been approximately $192,000, a reduction of $556,000.

                     If the shares had been exchanged on January 1, 1996, the Earnings (Loss) per Common Share in the year ended December 31, 1996 would have been as follows:

             Assuming no dilution:
               Earnings from continuing operations............ $ 0.10
               Loss from discontinued operations..............  (0.42)
                                                               ------
               Net loss....................................... $(0.32)
                                                               ======

             Assuming full dilution:
               Earnings from continuing operations............ $ 0.10
               Loss from discontinued operations..............  (0.42)
                                                               ------
               Net loss....................................... $(0.32)
                                                               ======