Form 10-K/A
period 1996-12-31
RONSON CORP
filed 1997-04-23
CIK 84919

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

                  For the transition period from         to        .

                           Commission File No. 1-1031

                               RONSON CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               NEW JERSEY                           22-0743290
--------------------------------------------------------------------------------
        (State of incorporation)      (IRS Employer Identification No.)

        CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.                08875
--------------------------------------------------------------------------------
          (Address of principal executive office)               (Zip Code)

        Registrant's telephone number, including area code:    (908) 469-8300

        Securities registered pursuant to Section 12(g) of the Act:

                                              Name of each exchange
        Title of each class                    on which registered
        -------------------                    -------------------

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



                               RONSON CORPORATION




   Dated:  April 23, 1997          By:      /s/Louis V. Aronson II
                                            ----------------------
                                            Louis V. Aronson II, President and
                                            Chief Executive Officer and Director



   Dated:  April 23, 1997          By:      /s/Daryl K. Holcomb
                                            -------------------
                                            Daryl K. Holcomb, Vice President &
                                            Chief Financial Officer, Controller
                                            and Treasurer

   FORM 10-K -- ITEM 14 (a) (2) and (d)

   RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

   LIST OF FINANCIAL STATEMENT SCHEDULES

   The amendment includes the following schedules required for Form 10-K for the Ronson Corporation (the "Company") and its wholly owned subsidiaries for the fiscal year ended December 31, 1996.

         Schedule I                 Condensed Financial Information
                                            of Company

         Schedule II                Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT


        The Board of Directors
          Ronson Corporation:

        Under date of March 15, 1997, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, and cash flows for each of the years in the three year period ended December 31, 1996 as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statements schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


        /s/Demetrius & Company, L.L.C.
        ------------------------------
        DEMETRIUS & COMPANY, L.L.C.

        Wayne, New Jersey
        March 15, 1997

      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           RONSON CORPORATION

                            CONDENSED BALANCE SHEETS
                            (in thousands of dollars)

                                                               DECEMBER 31,
                                                            1996         1995
            ASSETS                                        --------     --------
CURRENT ASSETS:
Cash .................................................    $      5     $   --
Other current assets .................................          98           72
                                                          --------     --------
     Total Current Assets ............................         103           72

Property, plant, and equipment .......................         218          231
Less accumulated depreciation and amortization .......         164          206
                                                          --------     --------
                                                                54           25
Other assets .........................................       2,169        3,159
                                                          --------     --------
TOTAL ASSETS .........................................    $  2,326     $  3,256
                                                          ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .....................................    $    128     $    127
Other current liabilities ............................         542          618
                                                          --------     --------
     Total Current Liabilities .......................         670          745

Net advances from subsidiaries .......................         446          477

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ......................................           8            8
Common stock .........................................       1,864        1,821
Additional paid-in capital ...........................      30,345       30,308
Accumulated deficit ..................................     (27,936)     (27,081)
Unrecognized net loss on pension plans ...............      (1,441)      (1,403)
Cumulative foreign currency translation adjustment ...         (36)         (26)
                                                          --------     --------
                                                             2,804        3,627
Less cost of treasury shares:
     1996, 62,105 and 1995, 62,087  common shares ....       1,594        1,593
                                                          --------     --------
                                                             1,210        2,034
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $  2,326     $  3,256
                                                          ========     ========

See notes to condensed financial statements.

      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             RONSON CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                            (in thousands of dollars)


                                                        YEAR ENDED DECEMBER 31,
                                                      1996        1995       1994
                                                    -------     -------    -------
Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation) ..........................    $ 1,734     $ 1,925    $ 1,735
                                                    -------     -------    -------

Costs and expenses:
    General and administrative expenses ........      1,292       1,338      1,354
    Interest expense (includes inter-
      company interest expense of $120,
      $38 and $31 in 1996, 1995 and
      1994, respectively, eliminated in
      consolidation) ...........................        157          76         71
    Non-operating expense - net ................        136         134         35
                                                    -------     -------    -------
                                                      1,585       1,548      1,460
                                                    -------     -------    -------

EARNINGS BEFORE INCOME TAXES AND
    EQUITY IN NET EARNINGS (LOSS)
    OF SUBSIDIARIES ............................        149         377        275

Income tax benefits ............................         20          81        198

Equity in net earnings (loss) of subsidiaries
    (includes loss from  discontinued operations
    of $1,190 and $860 in 1996 and 1995,
    respectively) ..............................     (1,024)        182        601
                                                    -------     -------    -------

NET EARNINGS (LOSS) ............................    $  (855)    $   640    $ 1,074
                                                    =======     =======    =======




See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                       YEAR ENDED DECEMBER 31,
                                                    1996        1995        1994
                                                  -------     -------     -------
Cash Flows from Operating Activities:
Net earnings (loss) ..........................    $  (855)    $   640     $ 1,074
Adjustments to reconcile net earnings
  (loss) to net cash used in
  operating activities:
  Equity in net (earnings) loss
    of subsidiaries ..........................      1,024        (182)       (601)
  Depreciation and amortization ..............         14          12          21
  Deferred income tax benefit ................        (48)        (15)        (40)
  Increase (decrease) in cash from changes in:
    Other current assets .....................        (35)         23          (4)
    Accounts payable and other current
      liabilities ............................        (26)       (235)         45
  Increase (decrease) in net advances from
    subsidiaries .............................        (31)      1,468      (1,038)
  Net change in pension-related accounts .....        (31)     (1,674)        298
  Other ......................................        (39)        (55)       (123)
                                                  -------     -------     -------
     Net cash used in
        operating activities .................        (27)        (18)       (368)
                                                  -------     -------     -------

Cash Flows from Investing Activities:
Net cash used in investing activities,
  capital expenditures .......................        (42)         (3)        (16)
                                                  -------     -------     -------

Cash Flows from Financing Activities:
  Exercise of stock options ..................         80          31           4
  Payments of preferred dividends ............       --          --           (92)
  Payments of leases .........................         (6)        (10)        (14)
                                                  -------     -------     -------
     Net cash provided by (used in)
        financing activities .................         74          21        (102)
                                                  -------     -------     -------
Net increase (decrease) in cash ..............          5        --          (486)

Cash at beginning of year ....................       --          --           486
                                                  -------     -------     -------

Cash at end of year ..........................    $     5     $  --       $  --
                                                  =======     =======     =======

See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION

    NOTES TO CONDENSED FINANCIAL STATEMENTS

    NOTE A:       Condensed Financial Statements.

         The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year 1996.

         The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

         The Company has authorized 5,000,000 shares of preferred stock with no par value. Outstanding shares of 12% Cumulative Convertible Preferred Stock were 837,595 and 847,308 at December 31, 1996 and 1995, respectively. (Refer to Note I below.)

         The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 1,801,834 and 1,758,806 were outstanding at December 31, 1996 and 1995, respectively.


    NOTE B:       Debt.

         In 1993, the Company guaranteed the debts of one of its subsidiaries, Ronson Aviation, Inc. ("Ronson Aviation"), to the Bank of New York, National Community Division ("BONY/NCD"). At December 31, 1996, the total amount due to BONY/NCD by Ronson Aviation was $348,000.

         In January 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit"), formerly United Jersey Bank, for a Revolving Loan and a Term Loan (in the original amount of $225,000). On March 6, 1997, RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The Revolving Loan provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000). The Company guaranteed the debts of RCPC to Summit under the Revolving Loan and Term Loan. At December 31, 1996, the amount due by RCPC to Summit under the Revolving Loan and Term Loan was $1,110,000.

         In November 1995, Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. At December 31, 1996, the total amount due by Ronson-Canada to CIBC under the line of credit was $76,000 (C$104,000). The line of credit is guaranteed by the Company.

         On December 1, 1995, the Company and RCPC entered into a Mortgage Loan agreement with Summit in the amount of $1,300,000. The loan, with a balance of $1,276,000 at December 31, 1996, is secured by a first mortgage on the land, buildings and improvements of RCPC and is payable in sixty monthly installments of $11,689, including interest, and a final installment on December 1, 2000 of $1,152,000. The loan bears interest at a fixed rate of 8.75%.

         The Company has guaranteed the loans of Ronson Aviation from various lenders for Ronson Aviation's purchase of specific aircraft. The guarantees outstanding at December 31, 1996 were provided to Summit and Cessna Finance Corporation. The total outstanding amount of these Company-guaranteed loans to Ronson Aviation at December 31, 1996, was $1,410,000.

    NOTE C:       Other Assets.

                                                 December 31,
                                                (in thousands)
                                                 1996    1995
                                               ------  ------
    Investment in subsidiaries                 $1,774  $2,829
    Intangible pension assets                     159     186
    Other                                         236     144
                                               ------  ------
                                               $2,169  $3,159
                                               ======  ======

         Investment in subsidiaries is eliminated in consolidation.  The Company
    is  amortizing  the  intangible   pension  assets  in  accordance  with  the
    provisions of Statement of Financial Accounting Standards ("SFAS") #87.


    NOTE D:       Net Advances from Subsidiaries.

         The net advances from subsidiaries balances of $446,000 and $477,000 at December 31, 1996 and 1995, respectively, were eliminated in consolidation.


    NOTE E:       Unrecognized Net Loss on Pension Plans.

         SFAS #87 requires that if the additional minimum liability recorded exceeds unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.


    NOTE F:       Commitments and Contingencies.

         On February 28, 1997, the Ronson Corporation Retirement Plan ("Retirement Plan") completed the sale of its Salisbury, North Carolina, land for cash proceeds, net of related expenses, of about $800,000. The land had previously been valued in the Retirement Plan assets, for financial reporting purposes, at the appraised value of $675,000. The excess of about $125,000 of the net proceeds from the sale over the prior appraised value has increased the Plan Assets at Fair Value at December 31, 1996. The net proceeds of the sale of the property has also satisfied a substantial portion of a settlement with the United States Department of Labor ("DOL") and the Internal Revenue Service ("IRS") as described below.

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

         The Company has an employment contract with an officer. The contract expires on December 31, 1998. Base salaries in the years 1997 and 1998 are $462,405 and $494,773, respectively, and the contract provides for additional compensation and benefits, including a death benefit equal to two years' salary.

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


    NOTE G:       Income Taxes.

         The Company and its domestic subsidiaries have elected to allocate consolidated federal income taxes on the separate return method. Under this method of allocation, income tax expenses (benefits) are allocated to the Company and each subsidiary based on its taxable income (loss) and net operating loss carryforward.

         Effective January 1, 1993, the Company adopted SFAS #109, "Accounting for Income Taxes". Under SFAS #109, the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 1996, 1995 and 1994, the Company and its subsidiaries recorded net deferred income tax assets of $390,000, $686,000 and $354,000, respectively, of which $48,000, $15,000 and
    $40,000 were allocated to the Company.


    NOTE H:       Statement of Cash Flows.

         Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Condensed Statements of Cash Flows.

    NOTE I:       Subsequent Event.

         On November 15, 1996, the Company issued an Offer to owners of its 12% Cumulative Convertible Preferred Stock to exchange their shares of preferred stock for shares of common stock at the rate of 1.7 shares of common stock for each share of preferred. The Company did not accept any of the tendered preferred shares for exchange prior to December 31, 1996, and, therefore, the effects of the Exchange Offer have not been included in the Company's Condensed Balance Sheets or Condensed Statements of Operations at December 31, 1996.

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

         If the shares had been  exchanged  on  January  1, 1996,  the  Earnings
    (Loss) per Common Share in the year ended December 31, 1996, would have been as follows:

         Assuming no dilution:
           Earnings from continuing operations.......... $  0.10
           Loss from discontinued operations............   (0.42)
                                                         -------
           Net loss..................................... $ (0.32)
                                                         =======

         Assuming full dilution:
           Earnings from continuing operations.......... $  0.10
           Loss from discontinued operations............   (0.42)
                                                         -------
           Net loss..................................... $ (0.32)
                                                         =======

                                              RONSON CORPORATION
                                       AND ITS WHOLLY OWNED SUBSIDIARIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           (in thousands of dollars)

        Column A                 Column B                 Column C                 Column D          Column E
        --------                 --------                 --------                 --------          --------
                                                          Additions
                                                          ---------
                                 Balance at      Charged to     Charged to                           Balance
                                 Beginning       Costs and        Other                              at End
      Description                of Period       Expenses        Accounts         Deductions        of Period
      -----------                ---------       --------        --------         ----------        ---------
Allowance for doubtful
  accounts:

     Year Ended 12/31/96          $   86            $46              -             $ 68 (1)             $64

     Year Ended 12/31/95              95             20              -               29 (1)              86

     Year Ended 12/31/94              89             29              -               23 (1)              95


Valuation allowance for
     deferred income
     tax assets:

     Year Ended 12/31/96          $3,902              -            $523            $390 (2)          $4,035

     Year Ended 12/31/95           4,783              -              -              881 (2)           3,902

     Year Ended 12/31/94           5,648              -              -              865 (2)           4,783


(1) Allowance for doubtful accounts - primarily uncollectible accounts written off.

(2) Valuation allowance for deferred income tax assets - due to utilization of credits and carryforwards, to changes in the deferred income tax assets and to recognition of net deferred income tax assets.