Form 10-Q
period 1997-03-31
RONSON CORP
filed 1997-05-15
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended  March 31, 1997
                                          ---------------

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

As of March 31, 1997, there were 2,860,961 shares of the registrant's common stock outstanding.

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
                            CONSOLIDATED BALANCE SHEETS
                             (in thousands of dollars)


                                                        March 31,    December 31,
                                                          1997           1996
                                                        --------       --------
                          ASSETS                       (unaudited)
CURRENT ASSETS:
Cash .............................................      $     11       $    116
Accounts receivable - net ........................         1,739          1,617
Inventories:
  Finished goods .................................         2,128          2,428
  Work in process ................................           118            160
  Raw materials ..................................           531            520
                                                        --------       --------
                                                           2,777          3,108
Other current assets .............................         1,106            971
                                                        --------       --------
      TOTAL CURRENT ASSETS .......................         5,633          5,812
                                                        --------       --------

Property, plant and equipment, at cost:
  Land ...........................................            19             19
  Buildings and improvements .....................         3,650          3,638
  Machinery and equipment ........................         5,707          5,678
  Construction in progress .......................            56             55
                                                        --------       --------
                                                           9,432          9,390
Less accumulated depreciation and amortization ...         5,175          5,056
                                                        --------       --------
                                                           4,257          4,334
Intangible pension assets ........................           341            357
Other assets .....................................           754            775
Other assets of discontinued operations ..........           832            826
                                                        --------       --------
                                                        $ 11,817       $ 12,104
                                                        ========       ========
               See notes to consolidated financial statements.

                RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (in thousands of dollars)


                                                        March 31,    December 31,
                                                          1997           1996
                                                        --------       --------
                                                      (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt ..................................      $  1,668       $  2,084
Current portion of long-term debt and leases .....           657            706
Accounts payable .................................         1,780          1,477
Accrued expenses .................................         1,739          1,911
Current liabilities of discontinued operations ...         1,656          1,753
                                                        --------       --------
      TOTAL CURRENT LIABILITIES ..................         7,500          7,931
                                                        --------       --------

Long-term debt and leases ........................         2,538          2,602
Pension obligations ..............................           276            268
Other long-term liabilities ......................            90             93

STOCKHOLDERS' EQUITY:
Preferred stock ..................................             2              8
Common stock .....................................         2,923          1,864
Additional paid-in capital .......................        29,292         30,345
Accumulated deficit ..............................       (27,758)       (27,936)
Unrecognized net loss on pension plans ...........        (1,406)        (1,441)
Cumulative foreign currency translation adjustment           (46)           (36)
                                                        --------       --------
                                                           3,007          2,804
Less cost of treasury shares .....................         1,594          1,594
                                                        --------       --------
      TOTAL STOCKHOLDERS' EQUITY .................         1,413          1,210
                                                        --------       --------
                                                        $ 11,817       $ 12,104
                                                        ========       ========

               See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          (in thousands of dollars, except per share data) (unaudited)


                                                               Quarter Ended
                                                                 March 31,
                                                          ----------------------
                                                           1997           1996 *
                                                          ------          ------
NET SALES ......................................          $5,603          $5,763
                                                          ------          ------
Cost and expenses:
  Cost of sales ................................           3,489           3,691
  Selling, shipping and advertising ............             913             812
  General and administrative ...................             808             778
  Depreciation and amortization ................             119             118
                                                          ------          ------
                                                           5,329           5,399
                                                          ------          ------

EARNINGS FROM OPERATIONS .......................             274             364
                                                          ------          ------
Other expense:
  Interest expense .............................             123             182
  Other-net ....................................              12              28
                                                          ------          ------
                                                             135             210
                                                          ------          ------

EARNINGS BEFORE INCOME TAXES ...................             139             154

Income tax benefits-net ........................              39              79
                                                          ------          ------

NET EARNINGS ...................................          $  178          $  233
                                                          ======          ======


NET EARNINGS PER COMMON SHARE:

  Assuming no dilution .........................          $ 0.06          $ 0.11
                                                          ======          ======

  Assuming full dilution .......................          $ 0.06          $ 0.09
                                                          ======          ======


               See notes to consolidated financial statements.
                       * Reclassified for comparability.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars) (unaudited)

                                                                Quarter Ended
                                                                   March 31,
                                                             -------------------
                                                              1997        1996 *
                                                             -----        -----
Cash Flows from Operating Activities:
Net earnings .........................................       $ 178        $ 233
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization .....................         119          118
   Deferred income tax benefits ......................         (50)        (112)
   Increase (decrease) in cash from changes in:.......
      Accounts receivable ............................        (122)         (94)
      Inventories ....................................         331         (495)
      Other current assets ...........................        (113)         (34)
      Accounts payable ...............................         378          549
      Accrued expenses ...............................        (169)         (14)
   Net change in pension-related accounts ............        (116)         (91)
   Other .............................................          30           (8)
                                                             -----        -----
      Net cash provided by operating activities ......         466           52
                                                             -----        -----
Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures ..............................         (42)        (227)
                                                             -----        -----

Cash Flows from Financing Activities:
Proceeds from short-term debt ........................        --            780
Proceeds from exercise of stock options ..............        --             64
Payments of short-term debt ..........................        (416)        (660)
Payments of long-term debt ...........................         (86)         (34)
Payments of long-term lease obligations ..............         (27)         (12)
                                                             -----        -----

      Net cash provided by (used in)
         financing activities ........................        (529)         138
                                                             -----        -----
   Net decrease in cash ..............................        (105)         (37)
                                                             -----        -----
   Cash at beginning of period .......................         116           64
                                                             -----        -----

   Cash at end of period .............................       $  11        $  27
                                                             =====        =====

                 See notes to consolidated financial statements.

                        * Reclassified for comparability.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 1997 (unaudited)


        Note 1:  ACCOUNTING POLICIES

                    Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 1997 and 1996 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

                    The weighted average number of common shares used for these computations was as follows:

                                                       Quarter Ended
                                                         March 31,
                                                   --------------------
                                                      1997       1996
                                                      ----       ----
                Assuming no dilution               2,728,612  1,767,713
                Assuming full dilution             3,021,043  2,609,850

                    On November 15, 1996, the Company issued an Offer to owners of its 12% Cumulative Convertible Preferred Stock to exchange their shares of preferred stock for shares of common stock at the rate of 1.7 shares of common stock for each share of preferred. As of March 31, 1997, the Company had accepted 623,016 shares of preferred stock for exchange under the Company's Exchange Offer. As a result, at March 31, 1997, the Company had outstanding 214,579 shares of preferred stock and 2,860,961 shares of common stock.

                    Discontinued Operations - In December 1989, the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). As a result, the operations of Prometcor have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and other related operating statement data.

                    This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

        Note 2:  SHORT-TERM DEBT

                    In January 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit"), formerly United Jersey Bank, for a Revolving Loan and a Term Loan. In March 1997, RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $943,000 at March 31, 1997 provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000) to RCPC based on accounts receivable and inventory. The balance of the Term Loan was $81,000 at March 31, 1997, and is to be repaid in monthly installments of $6,250 plus interest through April 1, 1998.

                   At March 31, 1997, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $620,000 due to Raytheon Aircraft Credit Corp., formerly Beech Acceptance Corporation, Inc.; and 2) $105,000 due to Greentree Financial Servicing Corporation. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.


        Note 3:  LONG-TERM DEBT

                    In February 1997, Ronson Aviation and Bank of New York/National Community Division extended the Ronson Aviation mortgage to July 31, 1997. The mortgage balance had been due to be paid in January 1997. The mortgage balance was $321,000 at March 31, 1997.

        Note 4:  CONTINGENCIES

                   On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA"),which the Company believes will not have a material effect on the Company's financial position. The General Notice Letter notified the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981. As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

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

                   Largely as the result of increased cost of product liability insurance, the Company has secured smaller amounts of liability insurance than it had purchased prior to 1987. While the Company has increased the amounts of coverage purchased in the last three years and the Company has never settled or been liable for claims for amounts in excess of the reduced level of coverage now available, the present level of insurance represents a potential exposure for the Company.


        Note 5:  STATEMENTS OF CASH FLOWS

                    Certificates of deposit that have a maturity of three months or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

                    Supplemental   disclosures  of  cash  flow  information  (in
        thousands):

                                            Quarter Ended March 31,
                                            -----------------------
                                               1997         1996
                                               ----         ----
        Cash Payments for:
                Interest                       $126         $175
                Income taxes                     --           --

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        First Quarter 1997 Compared to First Quarter 1996

                The Registrant,  Ronson  Corporation  ("the  Company"),  had Net
        Earnings  in the  first  quarter  of 1997 of  $178,000  compared  to Net
        Earnings in the first quarter of 1996 of $233,000. The Company's Earnings before Income Taxes were $139,000 in the first quarter of 1997 compared to $154,000 in the first quarter of 1996.

                The Company's Consolidated Net Sales were $5,603,000 in the first quarter of 1997 compared to $5,763,000 in the first quarter of 1996. Net sales of consumer products at Ronson Consumer Products Corporation, Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd., Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 5% in the first quarter of 1997 as compared to the first quarter of 1996 primarily due to decreased shipments of lighter products. Net sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 4% in the first quarter of 1997 as compared to the first quarter of 1996, primarily because lower aircraft sales were more than offset by increased sales of general aviation services in the first quarter of 1997.

                Cost of Sales, as a percentage of Net Sales, was reduced to 62% in the first quarter of 1997 from 64% in the first quarter of 1996. The Cost of Sales percentage at Ronson Consumer Products increased to 53% in the first quarter of 1997 as compared to 52% in the first quarter of 1996 primarily due to a change in the mix of products sold. The Cost of Sales percentage at Ronson Aviation decreased to 85% in the first quarter of 1997 as compared to 97% in the first quarter of 1996 primarily due to increased sales of general aviation services.

                   Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 16% in the first quarter of 1997 from 14% in the first quarter of 1996 primarily due to increases in costs of selling and advertising at Ronson Consumer Products.

                Interest Expense decreased to $123,000 in the first quarter of 1997 from $182,000 in the first quarter of 1996 primarily due to reduced short-term debt at Ronson Aviation because of lower aircraft inventory in the first quarter of 1997.


        FINANCIAL CONDITION

                The Company's Stockholders' Equity improved to $1,413,000 at March 31, 1997 from $1,210,000 at December 31, 1996. The improvement of $203,000 in 1997 Stockholders' Equity was primarily due to the Net Earnings in the first quarter of 1997. At March 31, 1997, the Company had a deficiency in working capital of $1,867,000 as compared to $2,119,000 at December 31, 1996. The increase of $252,000 in working capital was primarily due to first quarter 1997 Net Earnings of $178,000.

                The change in cash from changes in inventories was an increase of $331,000 in the first quarter of 1997 as compared to a decrease of $495,000 in the first quarter of 1996. This change was primarily due to decreased aircraft inventory at Ronson Aviation in the first quarter of 1997 and to increased aircraft inventory at Ronson Aviation in the first quarter of 1996. The reduction in aircraft inventory in the first quarter of 1997 also resulted in lower short-term debt at March 31, 1997 compared to December 31, 1996.

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

                                             RONSON CORPORATION



Date: May 14, 1997                       /s/Louis V. Aronson II
                                         ----------------------
                                         Louis V. Aronson II, President
                                         and Chief Executive Officer

                                         (Signing as Duly Authorized
                                         Officer of the Registrant)



Date: May 14, 1997                       /s/Daryl K. Holcomb
                                         -------------------
                                         Daryl K. Holcomb
                                         Vice President &
                                         Chief Financial Officer,
                                         Controller and Treasurer

                                         (Signing as Chief Financial
                                         Officer of the Registrant)