Form 10-Q
period 1997-06-30
RONSON CORP
filed 1997-08-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended  June 30, 1997
                                          ---------------

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

As of June 30, 1997, there were 2,926,545 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX


    PART I -    FINANCIAL INFORMATION:

                CONSOLIDATED BALANCE SHEETS:

                        JUNE 30, 1997 AND DECEMBER 31, 1996

                CONSOLIDATED STATEMENTS OF EARNINGS:

                        QUARTER ENDED JUNE 30, 1997 AND 1996

                        SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                CONSOLIDATED STATEMENTS OF CASH FLOWS:

                        SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS


    PART II -   OTHER INFORMATION:

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
               ----------------------------------------------------
                             (in thousands of dollars)


                                                         June 30,     December 31,
                                                           1997          1996
                                                         --------      --------
                                                        (unaudited)
      ASSETS
CURRENT ASSETS:
Cash ...............................................     $    153      $    116
Accounts receivable - net ..........................        1,628         1,617
Inventories:
  Finished goods ...................................        2,499         2,428
  Work in process ..................................          132           160
  Raw materials ....................................          746           520
                                                         --------      --------
                                                            3,377         3,108
Other current assets ...............................        1,195           971
                                                         --------      --------
      TOTAL CURRENT ASSETS .........................        6,353         5,812
                                                         --------      --------
Property, plant and equipment, at cost:
  Land .............................................           19            19
  Buildings and improvements .......................        3,677         3,638
  Machinery and equipment ..........................        4,927         5,678
  Construction in progress .........................           55            55
                                                         --------      --------
                                                            8,678         9,390
Less accumulated depreciation and amortization .....        5,064         5,056
                                                         --------      --------
                                                            3,614         4,334
Intangible pension assets ..........................          326           357
Other assets .......................................          800           775
Other assets of discontinued operations ............          832           826
                                                         --------      --------
                                                         $ 11,925      $ 12,104
                                                         ========      ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt ....................................     $  1,902      $  2,084
Current portion of long-term debt and leases .......          528           706
Accounts payable ...................................        2,270         1,477
Accrued expenses ...................................        1,641         1,911
Current liabilities of discontinued operations .....        1,588         1,753
                                                         --------      --------
      TOTAL CURRENT LIABILITIES ....................        7,929         7,931
                                                         --------      --------
Long-term debt and leases ..........................        2,035         2,602
Pension obligations ................................          263           268
Other long-term liabilities ........................           87            93

               RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
               ----------------------------------------------------
                             (in thousands of dollars)
                                   (continued)


                                                         June 30,     December 31,
                                                           1997          1996
                                                         --------      --------
                                                        (unaudited)
STOCKHOLDERS' EQUITY:
Preferred stock ....................................            2             8
Common stock .......................................        2,989         1,864
Additional paid-in capital .........................       29,227        30,345
Accumulated deficit ................................      (27,597)      (27,936)
Unrecognized net loss on pension plans .............       (1,371)       (1,441)
Cumulative foreign currency translation adjustment .          (45)          (36)
                                                         --------      --------
                                                            3,205         2,804
Less cost of treasury shares .......................        1,594         1,594
                                                         --------      --------
      TOTAL STOCKHOLDERS' EQUITY ...................        1,611         1,210
                                                         --------      --------
                                                         $ 11,925      $ 12,104
                                                         ========      ========


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
           -----------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)


                                                              Quarter Ended
                                                                 June 30,
                                                           ---------------------
                                                            1997          1996 *
                                                           ------         ------
NET SALES ........................................         $5,894         $6,919
                                                           ------         ------
Cost and expenses:
  Cost of sales ..................................          3,816          4,522
  Selling, shipping and advertising ..............            904            861
  General and administrative .....................            809            845
  Depreciation and amortization ..................             93            121
                                                           ------         ------
                                                            5,622          6,349
                                                           ------         ------

EARNINGS FROM OPERATIONS .........................            272            570
                                                           ------         ------
Other expense:
  Interest expense ...............................            128            196
  Other-net ......................................             30             27
                                                           ------         ------
                                                              158            223
                                                           ------         ------

EARNINGS BEFORE INCOME TAXES .....................            114            347

Income tax benefits-net ..........................             47             83
                                                           ------         ------

NET EARNINGS .....................................         $  161         $  430
                                                           ======         ======


NET EARNINGS PER COMMON SHARE:

  Assuming no dilution ...........................         $ 0.05         $ 0.22
                                                           ======         ======

  Assuming full dilution .........................         $ 0.05         $ 0.16
                                                           ======         ======



See notes to consolidated financial statements.

* Reclassified for comparability.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          ----------------------------------------------------------- -
          (in thousands of dollars, except per share data) (unaudited)



                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                           1997          1996 *
                                                         -------         -------
NET SALES ......................................         $11,497         $12,682
                                                         -------         -------
Cost and expenses:
  Cost of sales ................................           7,305           8,213
  Selling, shipping and advertising ............           1,817           1,673
  General and administrative ...................           1,617           1,623
  Depreciation and amortization ................             212             239
                                                         -------         -------
                                                          10,951          11,748
                                                         -------         -------

EARNINGS FROM OPERATIONS .......................             546             934
                                                         -------         -------
Other expense:
  Interest expense .............................             251             378
  Other-net ....................................              42              55
                                                         -------         -------
                                                             293             433
                                                         -------         -------

EARNINGS BEFORE INCOME TAXES ...................             253             501

Income tax benefits-net ........................              86             162
                                                         -------         -------

NET EARNINGS ...................................         $   339         $   663
                                                         =======         =======


NET EARNINGS PER COMMON SHARE:

  Assuming no dilution .........................         $  0.11         $  0.32
                                                         =======         =======

  Assuming full dilution .......................         $  0.11         $  0.25
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

                                                                          Six Months Ended
                                                                             June 30,
                                                                       ---------------------
                                                                          1997        1996 *
                                                                       -------      -------
Cash Flows from Operating Activities:
Net earnings .....................................................     $   339      $   663
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .................................         212          239
   Deferred income tax benefits ..................................        (101)        (224)
   Increase (decrease) in cash from changes in:
      Accounts receivable ........................................         (11)        (928)
      Inventories ................................................         406         (658)
      Other current assets .......................................        (245)        (171)
      Accounts payable ...........................................         793          636
      Accrued expenses ...........................................        (263)        (293)
   Net change in pension-related accounts ........................         (77)         (40)
   Other .........................................................          12          (35)
                                                                       -------      -------
      Net cash provided by (used in)
         operating activities ....................................       1,065         (811)
                                                                       -------      -------
Cash Flows from Investing Activities:
      Net cash used in investing activities,
         capital expenditures .....................................       (101)        (297)
                                                                       -------      -------
Cash Flows from Financing Activities:
Proceeds from short-term debt .....................................        142        1,677
Proceeds from exercise of stock options............................        --            80
Payments of short-term debt .......................................       (324)        (514)
Payments of long-term debt ........................................       (691)        (144)
Payments of long-term lease obligations............................        (54)         (32)
                                                                       -------      -------
      Net cash provided by (used in)
         financing activities ....................................        (927)       1,067
                                                                       -------      -------
   Net increase (decrease) in cash ...............................          37          (41)

   Cash at beginning of period ...................................         116           64
                                                                       -------      -------

   Cash at end of period .........................................     $   153      $    23
                                                                       =======      =======

See notes to consolidated financial statements.

* Reclassified for comparability.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 (unaudited)


Note 1: ACCOUNTING POLICIES

         Basis of Financial Statement Presentation - The information as of and for the three-month and six-month periods ended June 30, 1997 and 1996 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. The Company will give effect to this standard at December 31, 1997. The Company believes implementation of SFAS No. 128 will not have a material impact on earnings per share.

         The  weighted   average   number  of  common   shares  used  for  these
computations was as follows:

                                                    Quarter Ended
                                                       June 30,
                                                --------------------
                                                   1997       1996
                                                   ----       ----

                Assuming no dilution            2,921,046  1,794,730
                Assuming full dilution          3,100,280  2,632,845

                                                  Six Months Ended
                                                       June 30,
                                                --------------------
                                                   1997       1996
                                                   ----       ----

                Assuming no dilution            2,825,361  1,781,222
                Assuming full dilution          3,060,881  2,621,348

         On November 15, 1996, the Company issued an Offer to owners of its 12% Cumulative Convertible Preferred Stock to exchange their shares of preferred stock for shares of common stock at the rate of 1.7 shares of common stock for each share of preferred. As of June 30, 1997, the Company had accepted 661,595 shares of preferred stock for exchange under the Company's Exchange Offer. As a result, at June 30, 1997, the Company had outstanding 176,000 shares of preferred stock and 2,926,545 shares of common stock.

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


Note 2: SHORT-TERM DEBT

         In January 1995, Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit"), formerly United Jersey Bank, for a Revolving Loan and a Term Loan. In March 1997, RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,013,000 at June 30, 1997 provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000) to RCPC based on accounts receivable and inventory. The balance of the Term Loan was $63,000 at June 30, 1997, and is to be repaid in monthly installments of $6,250 plus interest through April 1, 1998.

         In July 1997, RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional available loan will be repaid in monthly amounts of $14,583 from October 1997 to March 1998 and $20,833 from April 1998 to June 1999.

         At June 30, 1997, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $608,000 due to Raytheon Aircraft Credit Corp., formerly Beech Acceptance Corporation, Inc.; 2) $177,000 due to Greentree Financial Servicing Corporation; and 3) $58,000 due to Cessna Finance Corporation. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.


Note 3: LONG-TERM DEBT

         Ronson Aviation and Bank of New York/National Community Division ("BONY/NCD") have extended the Ronson Aviation mortgage to August 31, 1997. The mortgage balance had been due to be paid in January 1997. Ronson Aviation and the Company expect that the BONY/NCD mortgage loan will be repaid in the third quarter of 1997 with a new term loan for Ronson Aviation from Summit. The mortgage balance was $294,000 at June 30, 1997.


Note 4: CONTINGENCIES

         On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA"), which the Company believes will not have a material effect on the Company's financial position. The General Notice Letter notified the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981. As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

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


Note 5. STATEMENTS OF CASH FLOWS

         Certificates of deposit that have a maturity of three months or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows. Supplemental disclosures of cash flow information (in thousands):

                                          Six Months Ended June 30,
                                          -------------------------
                                              1997         1996
                                              ----         ----
        Cash Payments for:
                Interest                      $265         $362
                Income taxes                    36           43

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1997 Compared to Second Quarter 1996 and First Half 1997 Compared to First Half 1996.

         The Registrant, Ronson Corporation (the "Company"), had Earnings from Operations in the first half of 1997 of $546,000, as compared to $934,000 in the first half of 1996. The Company's Earnings from Operations in the second quarter of 1997 were $272,000 compared to $570,000 in the second quarter of 1996.

         The Company's Consolidated Net Sales were $5,894,000 in the second quarter of 1997 as compared to $6,919,000 in the second quarter of 1996. The Company's Consolidated Net Sales were $11,497,000 in the first half of 1997 as compared to $12,682,000 in the first half of 1996. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 15% in the second quarter of 1997 as compared to the second quarter of 1996. Net Sales at Ronson Consumer Products decreased by 10% in the first half of 1997 as compared to the first half of 1996. The decreases in Net Sales at Ronson Consumer Products in the 1997 periods were primarily due to decreased shipments of lighter products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 15% in the second quarter of 1997 compared to the second quarter of 1996 and decreased by 8% in the first half of 1997 as compared to the first half of 1996. The decreases in Net Sales at Ronson Aviation in the second quarter and first half of 1997 were primarily due to lower aircraft sales which were partially offset by increased sales of general aviation services in the 1997 periods.

         In the second quarter of 1997, Consolidated Cost of Sales, as a percentage of Net Sales, was unchanged at 65% compared to 1996 and was lower at 64% in the first half of 1997 compared to 65% in the first half of 1996. The Cost of Sales percentage at Ronson Consumer Products increased to 54% in the second quarter of 1997 compared to 53% in the second quarter of 1996 and was unchanged at 53% in the first half of 1997 compared to 1996. The Cost of Sales percentage at Ronson Aviation decreased to 84% in the second quarter of 1997 as compared to 87% in the second quarter of 1996 primarily due to a change in the mix of products sold and lower operating costs. The Cost of Sales percentage at Ronson Aviation was reduced to 85% in the first half of 1997 compared to 90% in the first half of 1996 primarily due to a change in the mix of products sold and lower operating costs.

         Consolidated Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 15% in the second quarter of 1997 from 12% in the second quarter of 1996 and to 16% in the first half of 1997 compared to 13% in the first half of 1996 primarily due to increases in costs of selling and advertising at Ronson Consumer Products as the result of the introduction of the Windii lighter, a new lighter product.

         The Earnings from Operations at Ronson Aviation improved substantially in 1997 as compared to the same period in 1996. Ronson Aviation's 1997 first half Earnings from Operations were $104,000 as compared to a Loss from Operations in the first half of 1996 of $78,000, an improvement of $182,000 in operating earnings.

         Interest Expense decreased to $128,000 in the second quarter of 1997 from $196,000 in the second quarter of 1996 and to $251,000 in the first half of 1997 from $378,000 in the first half of 1996 primarily due to reduced short-term and long-term debt at Ronson Aviation because of lower aircraft inventory and aircraft equipment in the 1997 periods compared to the 1996 periods.


FINANCIAL CONDITION

         The Company's Stockholders' Equity improved to $1,611,000 at June 30, 1997 from $1,210,000 at December 31, 1996. The improvement of $401,000 in the 1997 Stockholders' Equity was primarily due to the Net Earnings in the first half of 1997. At June 30, 1997, the Company had a deficiency in working capital of $1,576,000 as compared to $2,119,000 at December 31, 1996. The increase of $543,000 in working capital was primarily due to first half of 1997 Net Earnings of $339,000 and to the sale of aircraft equipment at Ronson Aviation.

         The change in cash from changes in inventories was an increase of $406,000 in the first half of 1997 as compared to a decrease of $656,000 in the first half of 1996. This change was primarily due to decreased aircraft inventory at Ronson Aviation in the first half of 1997 and to increased aircraft inventory at Ronson Aviation in the first half of 1996. The reduction in aircraft inventory in the first half of 1997 also resulted in lower short-term debt at June 30, 1997 compared to December 31, 1996.

         The change in cash from changes in accounts receivable was a decrease of $11,000 in the first half of 1997 as compared to a decrease of $928,000 in the first half of 1996. This increase in accounts receivable in 1996 was primarily the result of extended terms provided by Ronson Consumer Products to a new customer and to a receivable of Ronson Aviation resulting from the June 1996 sale of an aircraft.

         The change in cash from changes in accounts payable was an increase of $793,000 in the first half of 1997 as compared to an increase of $636,000 in the first half of 1996. The increases in the first half of 1997 and 1996 were primarily the result of the timing of materials purchased by Ronson Consumer Products from its suppliers to meet sales requirements.

         In January 1995, RCPC entered into an agreement with Summit Bank ("Summit"), formerly United Jersey Bank, for a Revolving Loan and a Term Loan. In March 1997, RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The extended agreement also amended certain other terms of the Revolving Loan agreement, including a 1/2% reduction in the interest rate to 1-1/2% above prime from 2% above prime. The Revolving Loan of $1,013,000 at June 30, 1997 provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000) to RCPC based on accounts receivable and inventory.

         In July 1997, RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional available loan will be repaid in monthly amounts of $14,583 from October 1997 to March 1998 and $20,833 from April 1998 to June 1999.

         Ronson Aviation and Bank of New York/National Community Division ("BONY/NCD") have extended the Ronson Aviation mortgage to August 31, 1997. The mortgage balance had been due to be paid in January 1997. Ronson Aviation and the Company expect that the BONY/NCD mortgage loan will be repaid in the third quarter of 1997 with a new term loan which is currently being processed for Ronson Aviation by Summit. The mortgage balance was $294,000 at June 30, 1997.

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


                                        RONSON CORPORATION



    Date:  August 14, 1997              /s/Louis V. Aronson II
           ---------------              ------------------------------
                                        Louis V. Aronson II, President
                                        and Chief Executive Officer

                                        (Signing as Duly Authorized
                                         Officer of the Registrant)



    Date:  August 14, 1997              /s/Daryl K. Holcomb
           ---------------              ------------------------------
                                        Daryl K. Holcomb
                                        Vice President &
                                        Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                         Officer of the Registrant)