Form 10-Q
period 1997-09-30
RONSON CORP
filed 1997-11-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended  September 30, 1997
                                           ------------------

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


                                 (732) 469-8300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [  ]

As of October 15, 1997, there were 3,162,025 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION


                                 FORM 10-Q INDEX







    PART I -      FINANCIAL INFORMATION:

                  CONSOLIDATED BALANCE SHEETS:
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                  CONSOLIDATED STATEMENTS OF OPERATIONS:
                    QUARTER ENDED SEPTEMBER 30, 1997 AND 1996
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                  CONSOLIDATED STATEMENTS OF CASH FLOWS:
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

                  ITEM 1 - LEGAL PROCEEDINGS

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITY HOLDERS

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (in thousands of dollars)


                                                      September 30,   December 31,
                                                            1997         1996
                                                         --------      --------
                                                  (unaudited)
                          ASSETS
CURRENT ASSETS:
Cash ...............................................     $     61      $    116
Accounts receivable - net ..........................        1,463         1,617
Inventories:
  Finished goods ...................................        2,072         2,428
  Work in process ..................................           80           160
  Raw materials ....................................          785           520
                                                         --------      --------
                                                            2,937         3,108
Other current assets ...............................        1,267           971
                                                         --------      --------
      TOTAL CURRENT ASSETS .........................        5,728         5,812
                                                         --------      --------
Property, plant and equipment, at cost:
  Land .............................................           19            19
  Buildings and improvements .......................        3,695         3,638
  Machinery and equipment ..........................        5,053         5,678
  Construction in progress .........................          106            55
                                                         --------      --------
                                                            8,873         9,390
Less accumulated depreciation and amortization .....        5,195         5,056
                                                         --------      --------
                                                            3,678         4,334
Intangible pension assets ..........................          310           357
Other assets .......................................          862           775
Other assets of discontinued operations ............          832           826
                                                         --------      --------
                                                         $ 11,410      $ 12,104
                                                         ========      ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt ....................................     $  1,845      $  2,084
Current portion of long-term debt and leases .......          193           706
Accounts payable ...................................        2,023         1,477
Accrued expenses ...................................        1,509         1,911
Current liabilities of discontinued operations .....        1,305         1,753
                                                         --------      --------
      TOTAL CURRENT LIABILITIES ....................        6,875         7,931
                                                         --------      --------
Long-term debt and leases ..........................        2,237         2,602
Pension obligations ................................          257           268
Other long-term liabilities ........................           86            93

             RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (in thousands of dollars)


                                                      September 30,   December 31,
                                                          1997           1996
                                                         --------      --------
STOCKHOLDERS' EQUITY:
Preferred stock ....................................         --               8
Common stock .......................................        3,217         1,864
Additional paid-in capital .........................       28,999        30,345
Accumulated deficit ................................      (27,286)      (27,936)
Unrecognized net loss on pension plans .............       (1,336)       (1,441)
Cumulative foreign currency translation adjustment .          (45)          (36)
                                                         --------      --------
                                                            3,549         2,804
Less cost of treasury shares .......................        1,594         1,594
                                                         --------      --------
      TOTAL STOCKHOLDERS' EQUITY ...................        1,955         1,210
                                                         --------      --------
                                                         $ 11,410      $ 12,104
                                                         ========      ========

               See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

          (in thousands of dollars, except per share data) (unaudited)



                                                             Quarter Ended
                                                             September 30,
                                                        ------------------------
                                                          1997            1996 *
                                                        -------         -------
NET SALES .....................................         $ 6,377         $ 5,500
                                                        -------         -------
Cost and expenses:
  Cost of sales ...............................           4,077           3,261
  Selling, shipping and advertising ...........             941             944
  General and administrative ..................             850             864
  Depreciation and amortization ...............              91             122
                                                        -------         -------
                                                          5,959           5,191
                                                        -------         -------

EARNINGS FROM OPERATIONS ......................             418             309
                                                        -------         -------
Other expense:
  Interest expense ............................             122             203
  Non-recurring charge ........................            --               434
  Other-net ...................................              33              34
                                                        -------         -------
                                                            155             671
                                                        -------         -------

EARNINGS (LOSS) BEFORE INCOME TAXES ...........             263            (362)

Income tax benefits-net .......................              48              59
                                                        -------         -------

NET EARNINGS (LOSS) ...........................         $   311         $  (303)
                                                        =======         =======

NET EARNINGS (LOSS) PER COMMON SHARE:

  Assuming no dilution ........................         $  0.10         $ (0.19)
                                                        =======         =======

  Assuming full dilution ......................         $  0.10         $ (0.19)
                                                        =======         =======


               See notes to consolidated financial statements.

               * Reclassified for comparability.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                        -
          (in thousands of dollars, except per share data) (unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                         -----------------------
                                                           1997           1996 *
                                                         -------         -------

NET SALES ......................................         $17,874         $18,182
                                                         -------         -------
Cost and expenses:
  Cost of sales ................................          11,382          11,474
  Selling, shipping and advertising ............           2,758           2,617
  General and administrative ...................           2,467           2,487
  Depreciation and amortization ................             303             361
                                                         -------         -------
                                                          16,910          16,939
                                                         -------         -------

EARNINGS FROM OPERATIONS .......................             964           1,243
                                                         -------         -------
Other expense:
  Interest expense .............................             373             581
  Non-recurring charge .........................            --               434
  Other-net ....................................              75              89
                                                         -------         -------
                                                             448           1,104
                                                         -------         -------

EARNINGS BEFORE INCOME TAXES ...................             516             139

Income tax benefits-net ........................             134             221
                                                         -------         -------

NET EARNINGS ...................................         $   650         $   360
                                                         =======         =======

NET EARNINGS PER COMMON SHARE:

  Assuming no dilution .........................         $  0.22         $  0.13
                                                         =======         =======

  Assuming full dilution .......................         $  0.21         $  0.13
                                                         =======         =======



               See notes to consolidated financial statements.

               * Reclassified for comparability.

                   RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands of dollars) (unaudited)

                                                                         Nine Months Ended
                                                                          September 30,
                                                                      --------------------
                                                                        1997         1996 *
                                                                      -------      -------
Cash Flows from Operating Activities:
Net earnings ....................................................     $   650      $   360
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization ................................         303          361
   Deferred income tax benefits .................................        (150)        (299)
   Increase (decrease) in cash from changes in:
      Accounts receivable .......................................         154           41
      Inventories ...............................................         782         (518)
      Other current assets ......................................        (295)         (65)
      Accounts payable ..........................................         465          492
      Accrued expenses ..........................................        (595)         (99)
   Net change in pension-related accounts .......................        (114)         (78)
   Other ........................................................         (27)         (23)
                                                                      -------      -------

      Net cash provided by operating activities .................       1,173          172
                                                                      -------      -------
Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures .........................................        (192)        (425)
                                                                      -------      -------

Cash Flows from Financing Activities:
Proceeds from short-term debt ...................................         571        1,509
Proceeds from long-term debt ....................................         285           --
Proceeds from exercise of stock options..........................          --           80
Payments of short-term debt .....................................        (923)      (1,066)
Payments of long-term debt ......................................        (886)        (222)
Payments of long-term lease obligations..........................         (83)         (55)
                                                                      -------      -------

      Net cash provided by (used in)
         financing activities ...................................      (1,036)         246
                                                                      -------      -------
   Net decrease in cash .........................................         (55)          (7)

   Cash at beginning of period ..................................         116           64
                                                                      -------      -------

   Cash at end of period ........................................     $    61      $    57
                                                                      =======      =======

                      See notes to consolidated financial statements.

                             * Reclassified for comparability.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)



    Note 1:  ACCOUNTING POLICIES


             Basis of Financial Statement Presentation - The information as of and for the three-month and nine-month periods ended September 30, 1997 and 1996 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

             In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. The Company will give effect to this standard at December 31, 1997. Implementation of SFAS No. 128 will not have a material impact on earnings per share.

             The weighted average number of common shares used for these computations was as follows:


                                              Quarter Ended
                                              September 30,
                                         ----------------------
                                           1997          1996
                                           ----          ----

         Assuming no dilution            3,014,893    1,801,639
         Assuming full dilution          3,138,924    2,639,430


                                            Nine Months Ended
                                              September 30,
                                         ----------------------
                                           1997           1996
                                           ----           ----


         Assuming no dilution            2,889,232    1,788,077
         Assuming full dilution          3,087,181    2,627,419

             On November 15, 1996, the Company issued an Offer to owners of its 12% Cumulative Convertible Preferred Stock to exchange their shares of preferred stock for shares of common stock at the rate of 1.7 shares of common stock for each share of preferred. The Company's Offer expired on September 30, 1997. After the expiration of the Offer, the Company had accepted 800,112 shares of preferred stock in exchange for 1,360,191 shares of common stock under the Company's Exchange Offer. As a result, the Company has outstanding 37,483 shares of preferred stock and about 3,162,000 shares of common stock.

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


    Note 2:  SHORT-TERM DEBT

             In January 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit"), formerly United Jersey Bank, for a Revolving Loan and a Term Loan. In March 1997, RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan balance of $1,581,000 at September 30, 1997 provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000) to RCPC based on accounts receivable and inventory. The balance of the Term Loan was $45,000 at September 30, 1997, and is to be repaid in monthly installments of $6,250 plus interest through April 1, 1998.

             In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional available loan will be reduced in monthly amounts of $14,583 from October 1997 to March 1998 and $20,833 from April 1998 to June 1999. The outstanding amount under the agreement for the additional available loan as of September 30, 1997 is included in the balance of the Revolving Loan in the paragraph above.

             On August 28, 1997, Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 3 below regarding the Term Loan). The Revolving Loan, which had not yet been utilized at September 30, 1997, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable. The Revolving Loan currently bears interest at the rate of 1.5% above Summit's prime rate (8.50% at September 30, 1997) and is payable on demand under an agreement which expires August 31, 2000. The Revolving Loan and Term Loan are secured by the accounts receivable, inventory and machinery and equipment of Ronson Aviation, and the guarantees of the Company and RCPC. The Summit agreement also contains restrictive covenants.

             At September 30, 1997, Ronson Aviation had notes payable consisting of $172,000 due to Greentree Financial Servicing Corporation and $22,000 due to Cessna Finance Corporation ("Cessna"). These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.

    Note 3:  LONG-TERM DEBT

             In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in twenty-four monthly installments of $4,750 plus interest commencing October 1, 1997, and a final installment on September 30, 1999 of $171,000. The Term Loan bears interest at the rate of 1.5% above Summit's prime rate. (Refer to Note 2 above.) The proceeds of the Term Loan were used to repay the balance remaining of the prior mortgage loan due from Ronson Aviation to Bank of New York/National Community Division.

             Ronson Aviation has two additional term loans payable to Summit with balances at September 30, 1997 totalling approximately $618,000. Also, Ronson Aviation has a long-term note payable to Cessna for approximately $33,000 at September 30, 1997. The loans are collateralized by specific aircraft.


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

             The Company is involved in various lawsuits and claims. Management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company's financial position.

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

             Supplemental disclosures of cash flow information (in thousands):


                                    Nine Months Ended September 30,
                                    -------------------------------
                                       1997                  1996
                                       ----                  ----

        Cash Payments for:
         Interest                      $380                  $562
         Income taxes                    36                    73

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS


    Third Quarter 1997 Compared to Third Quarter 1996 and Nine Months 1997 compared to Nine Months 1996

    The Net Earnings of the Registrant, Ronson Corporation (the "Company") improved to $311,000 in the third quarter of 1997 from a Net Loss of $303,000 in the third quarter of 1996, an improvement of $614,000. The Company's Net Earnings in the nine months of 1997 increased 81% to $650,000 from $360,000 in the nine months of 1996, an improvement of $290,000. The 1996 third quarter and nine months Net Earnings (Loss) included a charge for non-recurring costs of $434,000 at Ronson Aviation. The Non-recurring Charge in 1996 at Ronson Aviation resulted from a revaluation of certain aircraft inventory and costs of restructuring Ronson Aviation's operations.

    The Company's Consolidated Net Sales increased by 16% to $6,377,000 in the third quarter of 1997 from $5,500,000 in the third quarter of 1996. The Company's Consolidated Net Sales were $17,874,000 in the nine months of 1997 compared to $18,182,000 in the nine months of 1996. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 2% in the third quarter of 1997 as compared to the third quarter of 1996. Net Sales at Ronson Consumer Products decreased by 7% in the nine months of 1997 as compared to the nine months of 1996. The decreases in Net Sales at Ronson Consumer Products in the 1997 periods were primarily due to decreased shipments of lighter products. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 66% in the third quarter of 1997 compared to the third quarter of 1996 and increased by 11% in the nine months of 1997 as compared to the nine months of 1996. The increases in Net Sales at Ronson Aviation in the third quarter and nine months of 1997 were primarily due to increased aircraft sales and to increased sales of general aviation services in the 1997 periods.

    In the third quarter of 1997, Consolidated Cost of Sales, as a percentage of Net Sales, was 64% compared to 59% in the third quarter of 1996, and was 64% in the nine months of 1997 compared to 63% in the nine months of 1996. The Cost of Sales percentage at Ronson Consumer Products was unchanged at 52% in the 1997 and 1996 periods. The Cost of Sales percentage at Ronson Aviation increased to 85% in the third quarter of 1997 as compared to 79% in the third quarter of 1996 primarily due to a change in the mix of products sold. The Cost of Sales percentage at Ronson Aviation was reduced to 85% in the nine months of 1997 compared to 87% in the nine months of 1996 primarily due to a change in the mix of products sold and to lower operating costs.

    Consolidated Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, declined to 15% in the third quarter of 1997 from 17% in the third quarter of 1996 primarily due to the increased Net Sales in 1997. The Consolidated Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 15% in the nine months of 1997 compared to 14% in the nine months of 1996 primarily due to increases in costs of selling and advertising at Ronson Consumer Products as the result of the 1997 introduction of the Windii lighter, a new lighter product.

    The Company's Earnings from Operations improved by 35% to $418,000 in the third quarter of 1997 from $309,000 in the third quarter of 1996, an improvement of $109,000. The Company's nine months Earnings from Operations were $964,000 in 1997 compared to $1,243,000 in 1996. Earnings from Operations at RCPC decreased in the nine months of 1997 compared to the nine months of 1996 primarily due to its lower net sales. The Earnings from Operations at Ronson Aviation improved substantially in 1997 as compared to the same periods in 1996. Ronson Aviation's 1997 nine months Earnings from Operations were $220,000 as compared to a Loss from Operations in the nine months of 1996 of $10,000, an improvement of $230,000 in operating earnings.

    Interest Expense decreased to $122,000 in the third quarter of 1997 from $203,000 in the third quarter of 1996 and to $373,000 in the nine months of 1997 from $581,000 in the nine months of 1996 primarily due to reduced short-term and long-term debt at Ronson Aviation because of lower aircraft inventory and aircraft equipment in the 1997 periods compared to the 1996 periods.

    The Non-recurring Charge of $434,000 at Ronson Aviation in the third quarter and nine months of 1996 resulted from a revaluation of certain aircraft inventory and costs of restructuring Ronson Aviation's operations.

    FINANCIAL CONDITION


    The Company's Stockholders' Equity improved to $1,955,000 at September 30, 1997 from $1,210,000 at December 31, 1996. The improvement of $745,000 in the 1997 Stockholders' Equity was primarily due to the Net Earnings in the nine months of 1997. At September 30, 1997, the Company had a deficiency in working capital of $1,147,000 as compared to $2,119,000 at December 31, 1996. The increase of $972,000 in working capital was primarily due to the nine months of 1997 Net Earnings of $650,000, to a new Term Loan from Summit Bank ("Summit"), formerly United Jersey Bank, to Ronson Aviation described below, and to the sale of aircraft equipment at Ronson Aviation.

    The change in cash from changes in inventories was an increase of $782,000 in the nine months of 1997 as compared to a decrease of $518,000 in the nine months of 1996. This change was primarily due to decreased aircraft inventory at Ronson Aviation in the nine months of 1997 and to increased aircraft inventory at Ronson Aviation in the nine months of 1996. The reduction in aircraft inventory in the nine months of 1997 also resulted in lower short-term debt at September 30, 1997 compared to December 31, 1996.

    The decrease in cash from changes in accrued expenses in 1997 was primarily due to costs incurred, which had previously been accrued, related to the environmental compliance activities at Prometcor, Inc.

    In March 1997 RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The extended agreement also amended certain other terms of the Revolving Loan agreement, including a 1/2% reduction in the interest rate to 1.5% above prime from 2% above prime. The Revolving Loan balance of $1,581,000 at September 30, 1997 provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000) to
    RCPC based on accounts receivable and inventory.

    In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional amount available will be reduced in monthly amounts of $14,583 from October 1997 to March 1998 and monthly amounts of $20,833 from April 1998 to June 1999. The loan amount outstanding due to the overadvance is included in the balance of the Revolving Loan referred to in the paragraph above.

    In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit, which expires on June 30, 2000, of up to $400,000 to Ronson Aviation based on accounts receivable. The Term Loan in the amount of $285,000 was utilized to repay the prior mortgage loan from Bank of New York/National Community Division to Ronson Aviation. The Term Loan is due in monthly installments of $4,750 plus interest through September 1, 1999 and a final installment of $171,000 on September 30, 1999. The Revolving Loan and Term Loan bear interest at 1.5% above Summit's prime rate and are secured by the accounts receivable, inventory, and machinery and equipment of Ronson Aviation and the guarantees of the Company and RCPC.

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

             The Company has been the Defendant in a product liability lawsuit pending in the Superior Court of Wilkinson County, Georgia, in which Plaintiffs sought substantial damages that allegedly occurred in December 1994, when a spark from an unidentified cigarette lighter ignited the clothing of Fabian Gayle Hammond after he had allegedly allowed lighter fluid to leak onto his pants. The matter was settled in October 1997 and the settlement did not have a material effect on the Company's results of operations or financial condition.

    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on August 26, 1997, the matters set forth in the Company's 1997 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

         (b) Mr. Saul H. Weisman and Mr. Gerard J. Quinnan, were elected as Class I directors for three-year terms.

         (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 1997 was ratified.

         The number of affirmative votes, negative votes and abstentions on each matter is set forth in the Report of Inspectors of Election, a copy of which is attached hereto as Exhibit 99(a).

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits


                      (10) Material Contracts.

                      On August 28, 1997, Ronson Aviation entered into an agreement with Summit Bank for a Revolving Loan and a Term Loan (refer to Notes 2 and 3 of the Notes to Consolidated Financial Statements). The Revolving Loan and Term Loan agreements are attached hereto as Exhibits 10(a)-10(f) as follows:

         (a) Loan and Security Agreement between Summit Bank and Ronson Aviation, Inc. dated August 28, 1997.

         (b) Master Note in the amount of $400,000 from Ronson Aviation, Inc. to Summit Bank dated August 28, 1997.

         (c) Term Note in the amount of $285,000 from Ronson Aviation, Inc. to Summit Bank dated August 28, 1997.

         (d) Corporate Guaranty Agreement and Security Agreement by Ronson Consumer Products Corporation to Summit Bank dated August 28, 1997.

         (e) Corporate Guaranty Agreement by Ronson Corporation to Summit Bank dated August 28, 1997.

         (f) Second Mortgage Modification Agreement between Ronson Consumer Products Corporation and Summit Bank dated August 28, 1997.

         On July 8, 1997, Ronson Consumer Products Corporation and Summit Bank amended the Revolving Loan agreement to provide $400,000 in additional loan availability (refer to Note 2 of the Notes to Consolidated Financial Statements). The Letter Agreement, dated July 8, 1997, between Ronson Consumer Products Corporation and Summit Bank amending the Loan and Security Agreement dated January 6, 1995, as previously amended, is attached hereto as Exhibit 10(g).

                      (11) Statement re computation of per share earnings (loss) is attached hereto as Exhibit 11.

                      (99(a)) Report of Inspectors of Election for the Ronson Corporation Annual Meeting of Stockholders on August 26, 1997.

         (b)  Reports on Form 8-K


         On July 25, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to Item 5 of such report. No financial statements or pro forma financial information was included in this report.

                              SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RONSON CORPORATION



    Date:  November 14, 1997           /s/Louis V. Aronson II
                                       ------------------------------
                                       Louis V. Aronson II, President
                                       and Chief Executive Officer
                                       (Signing as Duly Authorized
                                       Officer of the Registrant)



    Date:  November 14, 1997           /s/Daryl K. Holcomb
                                       -------------------
                                       Daryl K. Holcomb
                                       Vice President &
                                       Chief Financial Officer,
                                       Controller and Treasurer
                                       (Signing as Chief Financial
                                       Officer of the Registrant)