Form 10-K
period 1997-12-31
RONSON CORP
filed 1998-03-25
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
        (Mark One)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code: (732) 469-8300

           Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
        Title of each class                       on which registered
        -------------------                       ---------------------
        Common Stock par value                    Nasdaq SmallCap Market
            $1.00 per share


        12% Cumulative Convertible            Over-the-Counter Bulletin Board
            Preferred Stock
            No par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  [ X ]   NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $6,914,801 as of March 10, 1998.

As of March 10, 1998, there were 3,177,175 shares of the registrant's common stock outstanding.

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

             The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928 engaged principally in the following businesses:

             1.  Consumer Products; and

             2. Aviation - Fixed Wing Operations and Services and Helicopter Services.

             On October 2, 1995, the Company's common shares were listed on the Nasdaq SmallCap Market, and on December 1, 1995, the Company's preferred shares were listed on the Nasdaq SmallCap Market. The Company's common shares are quoted under the symbol RONC and its preferred shares are quoted under the symbol RONCP.

             On November 15, 1996, the Company issued an offer to exchange up to 1,423,912 aggregate shares of its common stock for all of the 837,595 issued and outstanding shares of its 12% Cumulative Convertible Preferred Stock. For each share of preferred stock exchanged, the Company offered to issue 1.7 shares of common stock. The terms and conditions of the offer were more fully described in the Offering Circular and the accompanying Letter of Transmittal dated November 15, 1996, (together the "Exchange Offer") which are incorporated herein by reference. The Company's Exchange Offer expired on September 30, 1997. After the expiration of the Offer, the Company had accepted 800,844 shares of preferred stock in exchange and had issued 1,361,435 shares of common stock under the Company's Exchange Offer.

             At the time of the termination of the Exchange Offer on September 30, 1997, there were about 37,000 shares of preferred stock remaining outstanding. Because the number of remaining outstanding preferred shares no longer met the NASDAQ minimum requirement of 100,000 outstanding shares in order to be listed on the Nasdaq SmallCap Market, the Company's preferred stock was delisted from the Nasdaq SmallCap Market. Immediately upon the delisting of the preferred shares from the Nasdaq SmallCap Market, the preferred shares were listed on the NASD Over-the-Counter ("OTC") Bulletin Board.

             In December 1989 the Company adopted a plan to discontinue the operations of Ronson Metals Corporation, Newark, New Jersey, one of the Company's wholly owned subsidiaries. On January 8, 1997, Ronson Metals Corporation amended its Certificate of Incorporation to change its corporation name to Prometcor, Inc. ("Prometcor"). Prometcor had sizable losses in several years prior to 1987 with reduced losses continuing in 1987 through 1989. In 1990 operations ceased at Prometcor and Prometcor began complying with the New Jersey Industrial Site Recovery Act ("ISRA"), formerly ECRA, and all other applicable laws. As part of the plan to sell the properties of the Prometcor discontinued operations, Prometcor has also been involved in termination of its United States Nuclear Regulatory Commission ("NRC") license. Compliance with ISRA and NRC requirements has continued through 1997 and into 1998. (See Environmental Matters below and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

        (c) Narrative description of business.

             (1) Consumer Products

                 The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", a spot remover under the product tradename "Kleenol", and a surface protectant under the tradename "GlossTek". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. While the Company does not believe that the Company or this segment is substantially dependent upon any single customer, sales to various units of WalMart Stores, Inc. in 1997 and 1996 accounted for 10% and 14%, respectively, of Consolidated Net Sales of the Company and 15% and 22% of Net Sales of the segment in 1997 and 1996, respectively.

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

             (2) Aviation - Fixed Wing Operations and
                 Services and Helicopter Services

                 Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter,  air  cargo,  cargo  handling,  avionics,  management  aviation services, flight training, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 48,500 gallon fuel storage complex (refer to Item 2-Properties, (4) Trenton, New Jersey). In its passenger and cargo services, Ronson Aviation operates a total of five aircraft, including a Citation Jet and two twin-engine turbo-prop airplanes in charter operations. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine repairs and an avionics repair station for repairs and installations. Ronson Aviation is an authorized Raytheon Aircraft and Parts Sales and Service Center and a customer service facility for Bell Helicopter Textron.

                 At December 31, 1997, Ronson Aviation had one new aircraft in sales inventory and orders to purchase two new aircraft from Raytheon Aircraft Corporation, all of which are for resale. The total sales value of these aircraft is approximately $1,580,000. The order is subject to cancellation by Ronson Aviation.

                 Ronson Aviation is subject to extensive competition in its air charter activities, but Ronson Aviation is the only provider of aviation services to the private, corporate and commercial flying public at Trenton-Mercer Airport in Trenton, New Jersey.

        ENVIRONMENTAL MATTERS

                   In the conduct of certain of its manufacturing operations, the Company is required to comply with various environmental statutes and regulations concerning the generation, storage and disposal of hazardous materials. Additionally under ISRA, operators of particular facilities classified as industrial establishments are required to ensure that their property complies with environmental laws, including implementation of remedial action, if necessary, before selling or closing a facility. The Company's New Jersey facilities would be subject to ISRA should a facility be closed or sold.

                   In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Prometcor, and to comply with ISRA (formerly ECRA) and all other applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its NJDEP related environmental compliance activities respecting its Newark facility. In November 1994 Prometcor submitted a Preliminary Assessment, Site Investigation and Remedial Investigation Report ("PA/SI/RIR") to the NJDEP following extensive testing. The NJDEP approved Prometcor's PA/SI/RIR in the first quarter of 1995. Prometcor completed the actions required under the PA/SI/RIR in the third quarter of 1995, and submitted its Remedial Action WorkPlan/Remedial Action Report ("RAW/RAR") to the NJDEP. As the result of the continuation of sampling and evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and in the first quarter of 1997, areas of solvent contamination in the groundwater below a section of the property were identified. Sampling and delineation have been and are continuing in this area of the property.

                   Prometcor has also proceeded with reporting to the NRC in order to terminate the NRC license held by Prometcor. In 1996 and 1997 Prometcor's radiological consultants performed additional sampling and submitted additional reports to the Company and to the NRC. As a result of the evaluation of the sampling results by the Company's radiological consultant and in consideration of comments from the NRC, low-level contamination was identified and delineated in certain sections of the Prometcor property. Although the extent is not yet determinable, additional sampling and remediation will be required in these areas. In November 1997 Prometcor completed the necessary radiological cleanup activities for one of the three parcels of property and amended the Prometcor license to release this property. Also, in January 1998, the NJDEP provided a "No Further Action" letter for this portion of the property. It is now available to be sold without any further environmental clearance needed.

                   Additional sampling and remediation required for the two remaining parcels are continuing. Although the Company believes it has accrued for all costs to be incurred, the full extent of the costs is not determinable until all testing and remediation have been completed and accepted by the NJDEP and NRC.

                 Two of the Company's subsidiaries are subject to the New Jersey Underground Storage Tank Law, N.J.S.A. 58:10A-21 et seq. and the regulations promulgated thereunder, N.J.A.C. 7:14B-1.1 et seq., requiring upgrades to existing underground storage tanks. The Company has replaced its underground storage tanks at one of its New Jersey facilities. The Company will be required to upgrade or close its underground storage tanks at its other New Jersey facility prior to December 31, 1998. The cost related to these storage tanks is expected to be approximately $325,000, which will be incurred in 1998.

                 On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA"), notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981. As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". No further communication was received by the Company related to this matter in 1996 or 1997. Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

             Other than the expenditures related to the upgrade or closure of underground storage tanks, the Company believes that compliance with environmental laws and regulations will not have a material effect upon the Company's future capital expenditures. The Company believes that compliance with environmental laws and regulations will not have a material effect upon the Company's earnings or competitive position.


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


        RESEARCH ACTIVITIES

             The Company's consumer products segment expensed approximately $141,000, $134,000 and $135,000 during the fiscal years ended December 31, 1997, 1996 and 1995, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.


        NUMBER OF EMPLOYEES

             As of December 31, 1997, the Company and its subsidiaries employed a total of 135 persons.


        CUSTOMER DEPENDENCE

             See above under "Consumer Products".


        SALES AND REVENUES

             The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                              Consumer        Aviation Operations
                              Products            and Services
                              --------            ------------

          1997                   66%                  34%

          1996                   65%                  35%

          1995                   56%                  44%


        (d) Financial information about foreign and domestic operations and export sales.

             Since 1981, the Company has not been engaged in significant operations in foreign countries, although after December 31, 1982, it recommenced sales of certain consumer products in Canada. In June 1985 Ronson-Canada was incorporated. This subsidiary is the principal distributor of the Company's consumer products in Canada. The Company has sold many of its trademarks outside of the USA, Canada and Mexico.

        Item 2 - PROPERTIES

             The following list sets forth the location and certain other information concerning the Company's principal manufacturing and office facilities. The Company's facilities are in relatively modern buildings which were designed for their present purpose. The Company believes its manufacturing and other facilities to be suitable for the operations conducted. (See paragraphs (a) and (b) below.) In the list below, "medium" facilities are those which have between 20,000 and 100,000 square feet; and "small" facilities are those which have less than 20,000 square feet.

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

             The Company is a defendant in three product liability cases now pending alleging the wrongful deaths of teenagers resulting from their abuse of Multi-Fill butane by deliberate inhalation. The plaintiffs have claimed unspecified damages. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by these matters. However, based on facts currently available, management believes that damages awarded, if any, would be within existing insurance coverage.

             See Item 1. "Business - Environmental Matters" above for discussion of a pending environmental matter involving a Superfund site in California.


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

        1997
        ----

        Quarter            1st      2nd      3rd     4th
        -------            ---      ---      ---     ---
        High Bid          2 5/8    2 1/2    3 1/4   4 1/8
        Low Bid           2 1/4    1 13/16    2     2 1/4

        1996
        ----

        Quarter            1st      2nd      3rd     4th
        -------            ---      ---      ---     ---
        High Bid          4 1/8    2 7/8    2 7/8   2 1/4
        Low Bid           2 5/8    2 1/4    2 3/8   1 7/8


             At March 10, 1998, there were 2,837 stockholders of record of the Company's common stock. Information required by this Item on the frequency and amount of dividends is contained in Item 6 and is incorporated herein by reference.


        Item 6 - SELECTED FINANCIAL DATA

             The information required by this Item is filed with this report below and is incorporated herein by reference.


        Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        1997 Compared to 1996

                   Ronson   Corporation's   (the   "Company's")   Earnings  from
        Continuing Operations increased to $783,000 in 1997 from $335,000 in 1996, an increase of $448,000, or 134%. After the Loss from Discontinued Operations in 1996 of $1,190,000, the Company's Net Loss in 1996 was $855,000, compared to Net Earnings in 1997 of $783,000. The 1996
        $1,190,000  Loss  from  Discontinued   Operations  of  Prometcor,   Inc.
        ("Prometcor"), Newark, New Jersey, related to additional costs and expenses projected to complete compliance with environmental requirements and the eventual sale of Prometcor's properties.

                   Consolidated Net Sales were $23,170,000 in 1997 compared to $25,454,000 in 1996. Net Sales of consumer products decreased at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and at Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), (together "Ronson Consumer Products"), by 7% in 1997 compared to 1996, primarily as the result of reduced shipments of the Varaflame Ignitor. Net Sales at
        Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 12% in 1997 compared to 1996, primarily because increased sales of general aviation services were more than offset by lower sales of aircraft in 1997.

                  Consolidated Cost of Sales, as a percentage of Consolidated Net Sales, was lower at 63% in 1997 compared to 65% in 1996. The Cost of Sales percentage at Ronson Consumer Products was unchanged at 52% in 1997 and 1996. The Cost of Sales percentage at Ronson Aviation was reduced to 83% in 1997 from 88% in 1996. The Cost of Sales percentage decrease at Ronson Aviation in 1997 was due to cost reductions and to increased sales of general aviation services.

                   Consolidated Selling, Shipping and Advertising Expenses, as a percentage of Consolidated Net Sales, increased to 16% in 1997 from 14% in 1996. The increase was due primarily to the lower Consolidated Net Sales in 1997 as compared to 1996.

                   Consolidated General and Administrative Expenses, as a percentage of Consolidated Net Sales, increased to 15% in 1997 from 13% in 1996, primarily due to the decrease in Consolidated Net Sales in 1997 and to increased personnel-related costs and professional fee expenses.

                   Interest Expense decreased to $523,000 in 1997 from $762,000 in 1996. This decrease was primarily due to reduced short-term debt at Ronson Aviation utilized to finance lower aircraft inventory.

                   Other-Net in 1996 included a non-recurring charge of $434,000 at Ronson Aviation in the third quarter of 1996 which resulted from a revaluation of certain aircraft inventory and costs of restructuring Ronson Aviation's operations.

                   The Loss from Discontinued Operations in the year ended December 31, 1996, included the costs recorded by the Company related to the discontinuance of Prometcor, as follows (in thousands):


          Discontinuance costs accrued                     $ 1,370
          Deferred income tax benefit                         (180)
                                                           -------
          Loss from Discontinued Operations                $ 1,190
                                                           =======

                   In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals Corporation, subsequently renamed Prometcor, and to comply with the New Jersey Environmental Industrial Site Recovery Act ("ISRA") (formerly ECRA) and all other applicable laws. As part of the plan to sell the properties of Prometcor's discontinued operations, Prometcor has also been involved in the termination of its United States Nuclear Regulatory Commission ("NRC") license. The total costs and expenses related to terminating the Prometcor operations, less the expected gain from the eventual sales of Prometcor's assets, have been projected to be approximately $4,260,000. These costs and expenses consisted of: termination of Prometcor's operations; maintenance of the Prometcor property; and completion of compliance by Prometcor with environmental regulations. In the fourth quarters of 1996, 1995, 1993, 1992, 1991 and 1990; the amounts of $1,370,000, $970,000, $625,000, $200,000, $520,000
        and $575,000, respectively, (which total $4,260,000) were charged against the Company's Loss from Discontinued Operations, prior to deferred income tax benefits. These charges between the beginning of 1990 and year end 1996 were due primarily to: costs incurred; previously projected costs related to compliance with the New Jersey Department of Environmental Protection ("NJDEP") requirements; NRC related activities; and the extended period of time previously projected for NJDEP and NRC clearance. The liability for these costs and expenses recorded in the financial statements at December 31, 1997, was considered adequate by the Company, based upon: the results of testing completed; NJDEP and NRC comments; reports to the Company by its environmental counsel and environmental consultants.

                   Although the Company believes it has accrued for all future costs at Prometcor, the full extent of the costs and time required is not determinable until additional sampling and remediation, if any, has been completed and accepted by the NJDEP and by the NRC.

        1996 Compared to 1995

                   The Company's Earnings from Continuing Operations were $335,000 in 1996 as compared to $1,500,000 in 1995. After Losses from Discontinued Operations in 1996 and 1995 of $1,190,000 and $860,000, respectively, the Company's Net Loss in 1996 was $855,000, compared to Net Earnings in 1995 of $640,000. The Losses from Discontinued Operations of Prometcor related to additional costs and expenses projected to complete compliance with environmental requirements and the eventual sale of Prometcor's properties.

                   Consolidated Net Sales were $25,454,000 in 1996 compared to $26,953,000 in 1995. Net Sales of consumer products increased at Ronson Consumer Products by 10% in 1996 compared to 1995, primarily as the result of increased shipments of its lighter and accessory products. Net Sales at Ronson Aviation decreased by 25% in 1996 compared to 1995, primarily due to lower sales of aircraft in 1996.

                   The Company's Consolidated Cost of Sales, as a percentage of Net Sales, was lower at 65% in 1996 compared to 68% in 1995. The lower Consolidated Cost of Sales percentage was due to the Net Sales of Ronson Consumer Products constituting a greater portion of the Consolidated Net Sales of the Company in 1996 as compared to 1995. This reduction was partially offset by an increased Cost of Sales percentage at Ronson Consumer Products. The Cost of Sales percentage at Ronson Consumer Products increased to 52% in 1996 as compared to 51% in 1995 primarily due to a change in the mix of products sold. The Cost of Sales percentage at Ronson Aviation was reduced to 88% in 1996 compared to 89% in 1995.

                   Consolidated Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 14% in 1996 from 12% in 1995. The increase was due primarily to increased shipping and advertising expenses at Ronson Consumer Products. Since Net Sales increased at Ronson Consumer Products, however, the Selling, Shipping and Advertising percentage at Ronson Consumer Products was unchanged at 22% in 1996 compared to 1995.

                   Consolidated  General  and  Administrative   Expenses,  as  a
        percentage of Consolidated Net Sales, increased to 13% in 1996 from 12% in 1995, primarily due to the decrease in Net Sales in 1996.

                   Interest Expense increased to $762,000 in 1996 from $541,000 in 1995. This increase was primarily due to the additional long-term debt from the new mortgage loan between RCPC and Summit Bank ("Summit") dated December 1, 1995, and to increased short-term debt at Ronson Aviation utilized to finance increased aircraft inventory.

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

                   Loss from Discontinued Operations included the costs recorded by the Company in 1996 and 1995 related to the discontinuance of Prometcor, as follows (in thousands):

                                                 Year Ended December 31,
                                                   1996           1995
                                                   ----           ----

          Discontinuance costs accrued           $ 1,370        $   970
          Deferred income tax benefit               (180)          (110)
                                                 -------        -------
          Loss from Discontinued Operations      $ 1,190        $   860
                                                 =======        =======

                   As the result of the continuation of sampling and evaluation of the results by the Company's radiological and other environmental consultants in the third and fourth quarters of 1996 and in the first quarter of 1997, and in consideration of comments from the NJDEP and NRC in this same time period, certain additional areas requiring remedial action were identified and delineated. The testing indicated low-level radiological contamination in various areas of the Prometcor property and solvent contamination in the groundwater below a section of the property. Additional sampling and remediation are required and will increase the costs and time projected to receive clearance from the NJDEP and the NRC. As a result of the information and regulatory comments received in the fourth quarter of 1996 and to date in the first quarter of 1997, the Company accrued a charge in the fourth quarter of 1996 of $1,370,000 ($1,190,000 net of the deferred income tax benefit) due to the potential additional time and costs projected.

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

        INCOME TAXES

                   In  accordance   with   Statement  of  Financial   Accounting
        Standards ("SFAS") #109, "Accounting for Income Taxes", in 1997, 1996 and 1995, the Company recognized deferred income tax benefits of
        $225,000, $390,000 and $686,000, respectively, as the result of reductions in the valuation allowance related to the Company's deferred income tax assets. The 1995 current income taxes were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 1997, 1996 and 1995, current income tax benefits (expenses) were composed of state income taxes of $141,000, ($81,000) and ($79,000), respectively. At December
        31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,350,000, investment tax credit carryforwards of $63,000 and alternative minimum tax credit carryforwards of $60,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

        IMPACT OF INFLATION

                  The Company recognizes that inflation can adversely affect the operating performance of a company. Therefore, in formulating operating and pricing policy, the Company carefully considers changing price levels. The Company believes that it has been able to pass along cost increases as they relate to the production of goods and services.

        FINANCIAL CONDITION

                   The Company's Stockholders' Equity was $1,864,000 at December 31, 1997, compared with $1,210,000 at December 31, 1996. The increase of $654,000 in 1997 in the Company's Stockholders' Equity was due primarily to the 1997 Net Earnings of $783,000, partially offset by a net loss on pension plans. The Company had a deficiency in working capital at December 31, 1997, of $1,605,000 as compared to $2,293,000 at December 31, 1996. The 1997 improvement in working capital of $688,000 was primarily due to the Net Earnings in 1997.

                   The Company's inventories were reduced by $1,412,000 in the year ended December 31, 1996, primarily due to a reduction in aircraft inventory at Ronson Aviation. Short-term debt was reduced by $1,112,000 in 1996 primarily as the result of repayment of aircraft-related loans upon the sales of the aircraft. Cash increased in 1997 from changes in inventories primarily due to sales by Ronson Aviation of aircraft transferred from fixed assets into inventories.

                   The Company's current liabilities of discontinued operations declined by $647,000 in 1997 primarily due to the expenditures incurred in the year related to Prometcor's environmental compliance. The Company's current liabilities of discontinued operations increased by approximately $760,000 in 1996 primarily as the result of the 1996 accrual of additional costs and expenses projected to complete compliance by Prometcor with environmental requirements.

                  Capital expenditures increased to $2,138,000 in 1997 from $504,000 in 1996 primarily due to the fourth quarter 1997 Ronson
        Aviation purchase of a Citation II jet for use in its charter operations. The acquisition of the aircraft was financed by long-term debt from Summit. (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

                   In March 1997 RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The Revolving Loan was originally dated January 11, 1995 for a period of two years. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000) to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. RCPC's 1995 Term Loan with Summit with a balance at December 31, 1997, of $25,000 is payable in equal installments of $6,250, plus interest. The loans currently bear interest at the rate of 1.5% above Summit's prime rate (8.5% at December 31, 1997). Prior to the 1997 amendment, the interest rate on the loans was 2% above Summit's prime rate. The Revolving Loan and Term Loan are secured by the accounts receivable, inventory, machinery and equipment of RCPC, a second mortgage on the land, buildings and improvements of RCPC and the guarantee of the Company. The Summit agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

                  In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional amount available will be reduced in monthly amounts of $14,583 from October 1997 to March 1998 and monthly amounts of $20,833 from April 1998 to June 1999. The amount of the additional loan availability was about $356,000 at December 31, 1997. The loan amount outstanding due to the overadvance is included in the balance of the Revolving Loan referred to in the paragraph above.

                  In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan. The Revolving Loan provides a line of credit, which expires on June 30, 2000, of up to $400,000 to Ronson Aviation based on accounts receivable. The Term Loan in the amount of $285,000 was utilized to repay the prior mortgage loan from Bank of New York/National Community Division to Ronson Aviation. The Term Loan is due in monthly installments of $4,750 plus interest through September 1, 1999, and a final installment of $171,000 on September 30, 1999. The Revolving Loan and Term Loan bear interest at 1.5% above Summit's prime rate and are secured by the accounts receivable, inventory, and machinery and equipment of Ronson Aviation and the guarantees of the Company and RCPC.

                   Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1997, Ronson Consumer Products had unused borrowings available at December 31, 1997, of about $60,000 under the Summit and Canadian Imperial Bank of Commerce lines of credit. Ronson Aviation had no outstanding loans under the new Summit Revolving Loan. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $270,000 under the Summit line of credit at December 31, 1997.

                   On February 28, 1997, the Ronson Corporation Retirement Plan ("Retirement Plan") completed the sale of its Salisbury, North Carolina, land for the cash proceeds, net of related expenses, of about $800,000. The net proceeds of the sale of the property satisfied a substantial portion of a 1997 settlement with the United States Department of Labor ("DOL") and the Internal Revenue Service ("IRS"). The $144,000 balance of the settlement was paid by the Company in 1997.

                   On November 15, 1996, the Company issued an offer to owners of its 12% Cumulative Convertible Preferred Stock to exchange their shares of preferred stock for shares of common stock at the rate of 1.7 shares of common stock for each share of preferred. The Company's Exchange Offer expired on September 30, 1997. After the expiration of the Offer, the Company had accepted 800,844 shares of preferred stock for exchange and had issued 1,361,435 shares of common stock under the Company's Exchange Offer. The aggregate preferred dividends in arrears at December 31, 1997, were about $40,000. If the Company had not done the Exchange Offer, the aggregate dividends in arrears would have been about $923,000.

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

                  Ronson Aviation is subject to the New Jersey Underground Storage Tank Law, which requires upgrades to existing underground storage tanks by December 22, 1998. The Company expects the cost of upgrading or replacing Ronson Aviation's aircraft fueling facilities to require expenditures of approximately $300,000. A substantial portion of these expenditures is expected to be financed with long-term financing.

                   At December 31, 1997, the Company did not have significant other capital commitments. The Company has operating leases, the most significant of which related to office space used by the Company and Ronson Consumer Products. The Company's total commitments under capital and operating leases are presented in Note 6 of the Notes to Consolidated Financial Statements.

                   At December 31, 1997, net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $2,440,000, of which approximately $2,400,000 is restricted by loan covenants as to transfer to the parent. (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

                  The Company has reviewed its primary information management systems related to the systems' function when the year 2000 is a factor. Based on this review, the Company believes that the costs of making its systems functional when using the year 2000 will not be material.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS #130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS #130 requires the reporting and display of comprehensive income and its components. The Company will adopt SFAS #130 in 1998 as required. Under SFAS #130, the Company will be required to include in the changes in Comprehensive Income the Company's changes in Unrecognized Net Loss on Pension Plans and in Cumulative Foreign Currency Translation Adjustment.

                  In June 1997 the FASB issued SFAS #131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS #131 requires changes in the reporting of segment information in annual and quarterly financial information. The Company will adopt SFAS #131 in 1998 as required.


        Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Financial statements required by this item are included in Item 14.


        Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             There were no disagreements with accountants in the years ended December 31, 1997, 1996 and 1995.

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

                                                   Positions and Offices
                                                       with Company
                                                   Presently Held (other
                                                   than that of Director);
                               Period              Business Experience
                               Served    Term as   During Past Five Years
                                 as      Director  (with Company unless
 Name of Director     Age     Director   Expires   otherwise noted)
 ----------------     ---     --------   --------  ---------------------------
 Louis V. Aronson II   75     1952-      1999      President & Chief
                              Present              Executive Officer; Chairman
                                                   of Executive Committee;
                                                   Member of Nominating
                                                   Committee.

 Robert A. Aronson     48     1993-      1998      Member of Audit Committee;
                              Present              Managing Member of
                                                   Independence Leather,
                                                   L.L.C., Mountainside, NJ,
                                                   the principal business of
                                                   which is the import of
                                                   leather products, May 1996
                                                   to present; Senior Vice
                                                   President/Chief Financial
                                                   Officer of Dreher, Inc.,
                                                   Newark, NJ, the principal
                                                   business of which was the
                                                   manufacture and import of
                                                   leather products, October
                                                   1987 to May 1996; son of the
                                                   President & Chief Executive
                                                   Officer of the Company.

 Barton P. Ferris, Jr. 57     1989-      1999      Managing Director-Corporate
                              Present              Finance, Commonwealth
                                                   Associates, New York, NY,
                                                   the principal business of
                                                   which is investment banking
                                                   and securities brokerage,
                                                   October 1995 to present.
                                                   Managing Director-Investment
                                                   Banking, Lepercq, de
                                                   Neuflize & Co.,Incorporated,
                                                   New York, NY, the principal
                                                   business of which is
                                                   investment banking and money
                                                   management, January 1990 to
                                                   October 1995.

                                                   Positions and Offices
                                                       with Company
                                                   Presently Held (other
                                                   than that of Director);
                               Period              Business Experience
                               Served    Term as   During Past Five Years
                                 as      Director  (with Company unless
 Name of Director     Age     Director   Expires   otherwise noted)
 ----------------     ---     --------   --------  ---------------------------
 Erwin M. Ganz         68     1976-      1998      Chairman of Audit
                              Present              Committee; Member of
                                                   Executive Committee and
                                                   Nominating Committee;
                                                   Consultant for the Company,
                                                   1994 to present; Executive
                                                   Vice President-Industrial
                                                   Operations, 1975-1993; Chief
                                                   Financial Officer,
                                                   1987-1993.


Gerard J. Quinnan      69    June 1996-  2000      Consultant for the Company,
                             Present               1990 - present; Vice
                                                   President-General Manager of
                                                   Ronson Consumer Products
                                                   Corporation, 1981-1990.


Justin P. Walder       62     1972-      1998      Secretary; Assistant Cor-
                              Present              poration Counsel; Member of
                                                   Executive Committee and
                                                   Nominating Committee;
                                                   Principal in Walder, Sondak
                                                   & Brogan, P.A., Attorneys at
                                                   Law, Roseland, NJ.


 Saul H. Weisman       72     1978-      2000      Member of Executive
                              Present              Committee and Audit
                                                   Committee; Retired
                                                   President, Jarett
                                                   Industries, Inc., Cedar
                                                   Knolls, NJ, the principal
                                                   business of which is the
                                                   sale of hydraulic and
                                                   pneumatic equipment to
                                                   industry, 1955-1997.



                   No director also serves as a director of another company registered under the Securities Exchange Act of 1934.

(b) Identification of executive officers.

                   The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2000.

                                                   Positions and Offices
                               Period Served          with Company;
       Name            Age      as Officer         Family Relationships
       ----            ---     -------------     -----------------------

Louis V. Aronson II    75        1953 -          President & Chief Executive
                                 Present         Officer; Chairman of
                                                 Executive Committee; Director.

Daryl K. Holcomb       47        June 1996 -     Vice President;
                                 Present

                                 1993 -          Chief Financial Officer;
                                 Present

                                 1988 -          Controller and Treasurer; None.
                                 Present

Justin P. Walder       62        1989 -          Secretary;
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

        (c) Section 16(a) Beneficial Ownership Reporting Compliance

                  Under  Securities and Exchange  Commission  ("SEC") rules, the
        Company is required to review copies of beneficial ownership reports filed with the Company which are required under Section 16(a) of the Exchange Act by officers, directors and greater than 10% beneficial owners. Based solely on the Company's review of forms filed with the Company, the Company believes no information is required to be reported under this item, except that a Form 4 filed by Mr. Weisman for June 1997 reporting one transaction was filed six days after its due date.

        Item 11 - EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION TABLE

                  The Summary Compensation Table presents compensation information for the years ended December 31, 1997, 1996 and 1995, for the Chief Executive Officer and the other executive officer of the Company whose combined base salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                                                            Long-Term   All
                                                            Compensa-  Other
        Name and                      Annual Compensation      tion   Compen-
                                      -------------------   --------- sation
        Principal                     Salary        Bonus    Options/
        Position              Year     ($)         ($)(1)    SARS (#)  ($)(2)
        ---------             ----   ---------------------  --------- -------

    Louis V. Aronson II       1997   $462,405     $39,597       --    $10,446
        President & Chief     1996    432,154      53,229   22,500     10,024
        Executive Officer     1995    403,882      53,031       --      9,264

    Daryl K. Holcomb          1997    119,062      12,724       --      2,701
        Vice President &      1996    111,687      15,969   10,000      2,500
        Chief Financial       1995    100,625      13,322    5,500      2,424
        Officer, Controller
        & Treasurer


        Footnotes

        (1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's subsidiaries of certain levels of net sales and profits before taxes.

        (2) In 1997 All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $3,200 and Mr. Holcomb, $2,701); and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $7,246).

        OPTION GRANTS IN LAST FISCAL YEAR

                  None.

        AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

                  The following table summarizes, for each of the named executive officers, the number of stock options unexercised at December 31, 1997. All options held by the named executives were exercisable at December 31, 1997. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
        FISCAL YEAR END OPTION VALUES

                                                            Value of
                                    Number of             In-the-Money
                               Unexercised Options         Options at
                                   at FY-End (1)            FY-End (2)
              Name                Exercisable              Exercisable
              ----             -------------------        ------------
        Louis V. Aronson II         22,500                   $   --
        Daryl K. Holcomb            22,500 (2)                14,694

        Footnotes

        (1) The options held by the named executive officers at December 31, 1997, are exercisable at any time and expire at various times from March 11, 1998, through June 26, 2001.

        (2) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 1997, to the option prices. Options to purchase 12,500 shares held by Mr. Holcomb were in-the-money at December 31, 1997. In March 1998 Mr. Holcomb exercised options for 7,000 of these shares.

                  LONG-TERM INCENTIVE PLANS

                  None.


                  PENSION PLAN

                  No named executive is a participant in a defined benefit pension plan of the Company.


                  COMPENSATION OF DIRECTORS

                  Effective August 26, 1997, directors who are not officers of the Company receive an annual fee of $8,500 and, in addition, are compensated at the rate of $650 for each meeting of the Company's Board of Directors actually attended and $400 for each meeting of a Committee of the Company's Board of Directors actually attended. Officers receive no compensation for their services on the Board or on any Committee.

                  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

                  Mr. L.V. Aronson II is a party to an employment contract with the Company dated September 21, 1978, which, as amended on July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989,
         August 22, 1991, May 22, 1995, and June 11, 1997, provides for a term expiring December 31, 2000. The employment contract provides for the payment of a base salary which is to be increased 7% as of January 1 of each year. It also provides that the Company shall reimburse Mr. L.V. Aronson for expenses, provide him with an automobile, and pay a death benefit equal to two years' salary. During 1990 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract, and, in addition, a 7% salary increase due January 1, 1991, under the terms of the contract was waived. During 1992 also, Mr. L.V. Aronson offered and accepted a 7% reduction in his base salary. Effective September 1, 1993, Mr. L.V. Aronson offered and accepted a further 5% reduction in his base salary. Under the employment contract, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contract also provides that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contract.


                  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
                  PARTICIPATION

                  The Board of the Company, as a whole, provides overall guidance of the Company's executive compensation program. All members of the Board participate in the review and approval of each of the components of the Company's executive compensation program described below, except that no director who is also a Company employee participates in the review and approval of his compensation. Directors of the Company who are also current employees of the Company are Messrs. L.V. Aronson and Walder. Directors of the Company who are also former employees of the Company are Messrs. R.A. Aronson, whose employment with the Company ceased in 1987, Ganz, who retired from the Company in 1993, and Quinnan, who retired from Ronson Consumer Products in 1990. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 1998, which is cancellable at any time by either party with 60 days notice and, effective February 1, 1997, provides compensation at the annual rate of $77,500 for the years ending December 31, 1997 and 1998, plus participation in the Company's health and life insurance plans and the use of an automobile. Mr. Quinnan has a consulting agreement with the Company for the period ending December 31, 1999, which is cancellable at any time by either party with 60 days notice. The agreement provides that Mr. Quinnan perform consulting services for the Company, Ronson Consumer Products, and Prometcor at a specified daily rate. In 1997 Mr. Quinnan was compensated $35,688 for his services, of which approximately $32,000 was deferred, and was provided the use of an automobile.

        (a) Transactions with management and others.

                  During the year ended December 31, 1997, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $70,094. A greater than 10% shareholder of Michael Graphics is the son-in-law of the Company's President, who also serves as a director.

        (b) Certain business relationships.

                  During the year ended December 31, 1997, RCPC, Ronson Aviation and Prometcor retained the firm of Walder, Sondak & Brogan, P.A., Attorneys at Law, to perform legal services. Justin P. Walder, a principal in that firm, is a director and officer of the Company.

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

                  Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

        Name and Address
         of Beneficial                  Title of    Beneficially     Percent of
            Owner                        Class         Owned            Class
        ----------------                --------    --------------   -----------
        Louis V. Aronson II               Common     740,155 (1)(2)  23.1%(1)(2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Ronson Corporation Retirement
        Plan                              Common     171,300 (2)      5.4%(2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Patrick Kintz                     Common     228,550 (3)      7.2%(3)
           8323 Misty Vale
           Houston, Texas 77075

        Carl W. Dinger III                Common     184,666 (4)      5.8%(4)
           7 Lake Trail West
           Morristown, New Jersey 07960

        Steel Partners II, L.P.           Common     189,699 (5)      6.0%(5)
           750 Lexington Avenue
           27th Floor
           New York, New York   10022

        (1) Includes 22,500 shares of unissued common stock issuable to Mr. L.V. Aronson upon exercise of stock options held by Mr. L.V. Aronson under the Ronson Corporation 1996 Incentive Stock Option Plan.

        (2) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 171,300 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson, Ganz and Gedinsky. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 911,455 shares, or 28.5% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 198,442 shares, or 6.3% of the class. If the shares held by the Retirement Plan were included in Mr. Gedinsky's beneficial ownership, Mr. Gedinsky's beneficial ownership would be 171,300 shares or 5.4% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997.

        (3) 228,550 common shares owned directly. This information was provided to the Company by Mr. Kintz.

        (4) 184,666 common shares owned directly. This information was provided to the Company by Mr. Dinger.

        (5) 189,699 shares owned by Steel Partners II, L.P. Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D filed with the SEC by Steel Partners II, L.P., and Mr. Lichtenstein.

        (b) Security Ownership of Management

                  The following table shows the number of shares of common stock beneficially owned by each director, each named executive officer, and by all directors and officers as a group and the percentage of the total shares of common stock outstanding owned by each individual and by the group shown in the table. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

        Name of Individual or    Amount and Nature of       Percent of
          Identity of Group     Beneficial Ownership(2)       Class
        ---------------------   -----------------------     ----------
        Louis V. Aronson II           740,155 (3)              23.1%

        Robert A. Aronson               5,495                   (1)

        Barton P. Ferris, Jr.          54,136                   1.7%

        Erwin M. Ganz                  27,142 (3)               (1)

        Gerard J. Quinnan               2,500                   (1)

        Justin P. Walder               44,503                   1.4%

        Saul H. Weisman                13,843                   (1)

        Daryl K. Holcomb               32,270                   1.0%

        All Directors and
        Officers as a group
        (nine (9) individuals
        including those named above)  924,744                  28.7%

        (1) Shares owned beneficially are less than 1% of total shares outstanding.

        (2) Shares listed as owned beneficially include 46,500 shares subject to option under the Ronson Corporation 1983, 1987 and 1996 Incentive Stock Option Plans as follows:

                                                       Common Shares
                                                        Under Option
                                                       -------------
                      Louis V. Aronson II                 22,500

                      Justin P. Walder                     5,000

                      Daryl K. Holcomb                    15,500

                      All Directors and Officers
                      as a group (nine (9)
                      individuals including
                      those named above)                  46,500


        (3) Does not include 171,300 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Plan's trustees, Messrs. L.V. Aronson, Ganz and Gedinsky. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 911,455 shares, or 28.5% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 198,442 shares, or 6.3% of the class.

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

         (3) Listing of exhibits, as applicable.

                     (3) Articles of incorporation are incorporated herein by reference. The By-Laws of the Company were amended on March 5, 1997, to include a new Section 9 of Article I, Nomination for Board of Directors. The amended By-Laws were filed as Exhibit 3 with the 1996 Form 10-K and are incorporated herein by reference.

                         Reference is made to Company's Form S-2 filed on September 18, 1987, and incorporated herein by reference.

                         Reference is made to Company's Form S-2 filed on April 8, 1988, and incorporated herein by reference.

                    (10) Material contracts.

                         On January 6, 1995, RCPC entered into an agreement with Summit Bank for a Revolving Loan and a Term Loan. On March 6, 1997, the Revolving Loan was amended and extended to June 30, 2000. On July 8, 1997, the Revolving Loan was further amended to provide $400,000 in additional loan availability. The 1995 agreements were attached to the
        Company's 1994 Form 10-K as Exhibits 10(a)-10(f). The March 1997 amendments to the Revolving Loan were attached to the Company's 1996 Form 10-K as Exhibits 10(a)-10(c). The July 1997 amendment was attached to the Company's September 30, 1997, Form 10-Q as Exhibit 10(g).

                         On December 1, 1995, the Company and RCPC entered into a mortgage loan agreement with Summit. The agreements were attached to the Company's 1995 Form 10-K as Exhibits 10(a) and 10(b).

                         On August 28, 1997, Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan. The Revolving Loan and Term Loan agreements were attached to the Company's September 30, 1997, Form 10-Q as Exhibits 10(a)-10(f).

                         For further information on Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 1997, filed with this report pursuant to
        Item 8, which is incorporated herein by reference.

                         The Company is a party to an employment contract with Mr. Louis V. Aronson II dated December 21, 1978, as amended July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August
        22, 1991, May 22, 1995, and June 11, 1997. This contract is incorporated herein by reference as filed as Exhibit 10.16 to Registration Statement No. 33-13696 on Form S-2 dated September 18, 1987.

                  (a) The Summary of the Management Incentive Plan of the Company and its subsidiaries is attached as Exhibit 10(a).

                    (11) Statement re computation of per share earnings is attached hereto as Exhibit 11.

                    (20) Other documents or statements to security holders.

                         The   Ronson   Corporation   Notice   of   Meeting   of
        Stockholders held on August 26, 1997, and Proxy Statement was filed on July 28, 1997, and is incorporated herein by reference.

                         On November 15, 1996, the Company issued an offer to exchange up to 1,423,912 aggregate shares of its common stock for all of the 837,595 issued and outstanding shares of its 12% Cumulative
        Convertible Preferred Stock. For each share of preferred stock exchanged, the Company offered to issue 1.7 shares of common stock. The terms and conditions of the offer are more fully described in the Offering Circular and the accompanying Letter of Transmittal filed on November 15, 1996, which are incorporated herein by reference. The Exchange Offer terminated September 30, 1997.

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

                    (23)  Consent  of experts  and  counsel  attached  hereto as
        Exhibit 23.

                    (99) Additional exhibits.

                       None.

        (b) Reports on Form 8-K filed in the fourth quarter of 1997.

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



                               RONSON CORPORATION



   Dated:  March 24, 1998             By:   /s/Louis V. Aronson II
                                            ----------------------
                                            Louis V. Aronson II, President and
                                            Chief Executive Officer and Director


   Dated:  March 24, 1998             By:   /s/Daryl K. Holcomb
                                            -------------------
                                            Daryl K. Holcomb, Vice President &
                                            Chief Financial Officer, Controller
                                            and Treasurer


   Dated:  March 24, 1998             By:   /s/Justin P. Walder
                                            -------------------
                                            Justin P. Walder, Secretary and
                                            Director


   Dated:  March 24, 1998             By:   /s/Robert A. Aronson
                                            --------------------
                                            Robert A. Aronson, Director


   Dated:  March 24, 1998            By:    /s/Barton P. Ferris, Jr.
                                            ------------------------
                                            Barton P. Ferris, Jr., Director


   Dated:  March 24, 1998            By:    /s/Erwin M. Ganz
                                            ----------------
                                            Erwin M. Ganz, Director


   Dated:  March 24, 1998            By:    /s/Gerard J. Quinnan
                                            --------------------
                                            Gerard J. Quinnan, Director


   Dated:  March 24, 1998            By:    /s/Saul H. Weisman
                                            -------------------
                                            Saul H. Weisman, Director