Form 10-K/A
period 1997-12-31
RONSON CORP
filed 1998-04-27
CIK 84919

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

       Registrant's telephone number, including area code: (732) 469-8300
                                                           --------------

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

Item 5 -   MARKET FOR THE COMPANY'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

         Item 5 is hereby amended to add the following.

         On November 15, 1996, the Registrant, Ronson Corporation (the "Company"), issued an offer to exchange up to 1,423,912 aggregate shares of its common stock for all of the 837,595 issued and outstanding shares of its 12% Cumulative Convertible Preferred Stock. For each share of preferred stock exchanged, the Company offered to issue 1.7 shares of common stock. The terms and conditions of the offer were more fully described in the Schedule 13E-4, the Offering Circular and the accompanying Letter of Transmittal dated November 15, 1996 (together the "Exchange Offer"). These items were previously filed with the SEC and are incorporated herein by reference. The Company's Exchange Offer expired on September 30, 1997. During the year ended December 31, 1997, the Company issued 1,361,435 shares of common stock under the Exchange Offer.

         The Company received a total of 800,844 shares of preferred stock tendered in exchange for the common shares. The preferred shares received were retired and cancelled.

         The issuance by the Company of shares of common stock in exchange for shares of preferred stock in the Exchange Offer was in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(9) of the 1933 Act. That section provides an exemption from registration "for any security exchanged by the issuer with its existing shareholders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange". Since both the preferred stock and the common stock involved in the Exchange Offer are securities of the Company, and the Company exchanged one of its securities for another of its securities exclusively with its existing security holders without paying any commission or other remuneration for soliciting the exchange, the Exchange Offer met all the requirements for exemption as provided by Section 3(a)(9).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               RONSON CORPORATION




   Dated:  April 15, 1998               By: /s/Louis V. Aronson II
                                            ----------------------
                                            Louis V. Aronson II, President &
                                            Chief Executive Officer and Director



   Dated:  April 15, 1998               By: /s/Daryl K. Holcomb
                                            -------------------
                                            Daryl K. Holcomb, Vice President &
                                            Chief Financial Officer, Controller
                                            and Treasurer

FORM 10-K -- ITEM 14 (a) (2) and (d)

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENT SCHEDULES

The amendment includes the following schedules required for Form 10-K for the Company and its wholly owned subsidiaries for the fiscal year ended December 31, 1997.

         Schedule I                 Condensed Financial Information
                                            of Company

         Schedule II                Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
  Ronson Corporation:

Under date of March 11, 1998, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, and cash flows for each of the years in the three year period ended December 31, 1997 as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/DEMETRIUS & COMPANY, L.L.C.
------------------------------
DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 11, 1998

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION

                            CONDENSED BALANCE SHEETS
                            (in thousands of dollars)

                                                               DECEMBER 31,
                           ASSETS                          1997           1996
                                                         --------      --------
CURRENT ASSETS:
Cash ...............................................     $      4      $      5
Other current assets ...............................          109            98
                                                         --------      --------
     Total Current Assets ..........................          113           103

Property, plant, and equipment .....................          220           218
Less accumulated depreciation and amortization .....          180           164
                                                         --------      --------
                                                               40            54
Other assets .......................................        2,833         2,169
                                                         --------      --------
TOTAL ASSETS .......................................     $  2,986      $  2,326
                                                         ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...................................     $    167      $    128
Other current liabilities ..........................          530           542
                                                         --------      --------
     Total Current Liabilities .....................          697           670

Pension obligation .................................           60          --
Other long-term liabilities ........................          365           446

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ....................................         --               8
Common stock .......................................        3,226         1,864
Additional paid-in capital .........................       28,991        30,345
Accumulated deficit ................................      (27,153)      (27,936)
Unrecognized net loss on pension plans .............       (1,545)       (1,441)
Cumulative foreign currency translation adjustment .          (61)          (36)
                                                         --------      --------
                                                            3,458         2,804
Less cost of treasury shares:
     1997, 62,332 and 1996, 62,105  common shares ..        1,594         1,594
                                                         --------      --------
                                                            1,864         1,210
                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $  2,986      $  2,326
                                                         ========      ========

See notes to condensed financial statements.

      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             RONSON CORPORATION

                              CONDENSED STATEMENTS OF OPERATIONS
                                  (in thousands of dollars)


                                                                 YEAR ENDED DECEMBER 31,
                                                             1997         1996         1995
                                                           -------      -------      -------
Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation) ................................     $ 1,720      $ 1,734      $ 1,925
                                                           -------      -------      -------

Costs and expenses:
    General and administrative expenses ..............       1,436        1,292        1,338
    Interest expense (includes inter-
      company interest expense of $113,
      $120 and $38 in 1997, 1996 and
      1995, respectively, eliminated in
      consolidation) .................................         155          157           76
    Non-operating expense - net ......................          99          136          134
                                                           -------      -------      -------
                                                             1,690        1,585        1,548
                                                           -------      -------      -------

EARNINGS BEFORE INCOME TAXES AND
    EQUITY IN NET EARNINGS (LOSS)
    OF SUBSIDIARIES ..................................          30          149          377

Income tax benefits (provision) ......................         (67)          20           81

Equity in net earnings (loss) of subsidiaries
    (includes loss from  discontinued operations
    of $1,190 and $860 in 1996 and 1995, respectively)         820       (1,024)         182
                                                           -------      -------      -------

NET EARNINGS (LOSS) ..................................     $   783      $  (855)     $   640
                                                           =======      =======      =======

See notes to condensed financial statements.

        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             RONSON CORPORATION

                          CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)
                                                         YEAR ENDED DECEMBER 31,
                                                     1997         1996         1995
                                                   -------      -------      -------
Cash Flows from Operating Activities:
Net earnings (loss) ..........................     $   783      $  (855)     $   640
Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in)
  operating activities:
  Equity in net (earnings) loss
    of subsidiaries ..........................        (820)       1,024         (182)
  Depreciation and amortization ..............          16           14           12
  Deferred income tax (benefits) expense .....          22          (48)         (15)
  Increase (decrease) in cash from changes in:
    Other current assets .....................          (4)         (35)          23
    Accounts payable and other current
      liabilities ............................         124          (26)        (235)
  Increase (decrease) in net advances from
    subsidiaries .............................         (81)         (31)       1,468
  Net change in pension-related accounts .....         (71)         (31)      (1,674)
  Other ......................................          32          (39)         (55)
                                                   -------      -------      -------
     Net cash provided by (used in)
        operating activities .................           1          (27)         (18)
                                                   -------      -------      -------

Cash Flows from Investing Activities:
     Net cash used in investing activities,
        capital expenditures .................          (2)         (42)          (3)
                                                   -------      -------      -------

Cash Flows from Financing Activities:
  Exercise of stock options ..................        --             80           31
  Payments of leases .........................        --             (6)         (10)
                                                   -------      -------      -------
     Net cash provided by
        financing activities .................        --             74           21
                                                   -------      -------      -------
Net increase (decrease) in cash ..............          (1)           5         --

Cash at beginning of year ....................           5         --           --
                                                   -------      -------      -------

Cash at end of year ..........................     $     4      $     5      $  --
                                                   =======      =======      =======

See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A:  Condensed Financial Statements.

         The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

         The Company has authorized 5,000,000 shares of preferred stock with no par value. Outstanding shares of 12% Cumulative Convertible Preferred Stock were 36,518 and 837,595 at December 31, 1997 and 1996, respectively. (Refer to Note I below.)

         The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 3,163,275 and 1,801,834 were outstanding at December 31, 1997 and 1996, respectively.


NOTE B:  Debt.

         In January 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan and a Term Loan (in the original amount of $225,000). On March 6, 1997, RCPC and Summit extended RCPC's Revolving Loan by over three years to June 30, 2000. The Revolving Loan provides a line of credit up to $2,500,000 (an increase in 1997 of $500,000 from the prior $2,000,000). The Company guaranteed the debts of RCPC to Summit under the Revolving Loan and Term Loan. At December 31, 1997, the amount due by RCPC to Summit under the Revolving Loan and Term Loan was $2,072,000.

         In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The outstanding amount under the agreement for the additional loan availability of $356,000 as of December 31, 1997, is included in the balance of the Revolving Loan in the paragraph above.

         In November 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. In 1997 Ronson-Canada and CIBC extended Ronson-Canada's Revolving Loan to 1998. At December 31, 1997, the total amount due by Ronson-Canada to CIBC under the line of credit was $123,000 (C$176,000). The line of credit is guaranteed by the Company.

         On August 28, 1997, Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Summit for a Revolving Loan and a Term Loan (in the original amount of $285,000). The Revolving Loan provides a line of credit up to $400,000 to Ronson Aviation and is payable on demand under an agreement which expires August 31, 2000. The Company and RCPC guaranteed the debts of Ronson Aviation to Summit under the Revolving Loan and Term Loan. At December 31, 1997, the amount due by Ronson Aviation to Summit under the Revolving Loan and Term Loan was $271,000. The proceeds of the Term Loan were used to repay the balance remaining of the prior mortgage loan due from Ronson Aviation to Bank of New York/National Community Division.

         On December 1, 1995, the Company and RCPC entered into a Mortgage Loan agreement with Summit in the amount of $1,300,000. The loan, with a balance of $1,248,000 at December 31, 1997, is secured by a first mortgage on the land, buildings and improvements of RCPC and is payable in sixty monthly installments of $11,589, including interest, and a final installment on December 1, 2000, of $1,155,000. The loan bears interest at a fixed rate of 8.75%.

         The Company has guaranteed the loans of Ronson Aviation from various lenders for Ronson Aviation's purchase of specific aircraft. The guarantees outstanding at December 31, 1997, were provided to Summit and Cessna Finance Corporation. The total outstanding amount of these Company-guaranteed loans to Ronson Aviation at December 31, 1997, was $2,416,000.

NOTE C: Other Assets.

                                                    December 31,
                                                   (in thousands)
                                                1997          1996
                                               ------       ------


    Investment in subsidiaries                 $2,526       $1,774
    Intangible pension assets                     133          159
    Other                                         174          236
                                               ------       ------
                                               $2,833       $2,169
                                               ======       ======


         Investment in subsidiaries was eliminated in consolidation. The Company is amortizing the intangible pension assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") #87, "Employers' Accounting for Pensions".

NOTE D:  Net Advances from Subsidiaries.

         The net advances from subsidiaries balances of $365,000 and $446,000 at December 31, 1997 and 1996, respectively, were eliminated in consolidation.


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

NOTE F:  Commitments and Contingencies.

         On February 28, 1997, the Ronson Corporation Retirement Plan ("Retirement Plan") completed the sale of its Salisbury, North Carolina, land for cash proceeds, net of related expenses, of about $800,000. The net proceeds of the sale of the property satisfied a substantial portion of a 1994 settlement with the United States Department of Labor ("DOL") and the Internal Revenue Service ("IRS"). The $144,000 balance of the settlement was paid by the Company in 1997.

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

         The Company is involved in various lawsuits and claims. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company's financial position.

         The Company has an employment contract with an officer. The contract expires on December 31, 2000. Base salaries in the years 1998, 1999 and 2000 are $494,773, $529,408 and $566,466, respectively, and the contract provides for additional compensation and benefits, including a death benefit equal to two years' salary.

NOTE G:  Income Taxes.

         The Company and its domestic subsidiaries have elected to allocate consolidated federal income taxes on the separate return method. Under this method of allocation, income tax expenses (benefits) are allocated to the Company and each subsidiary based on its taxable income (loss) and net operating loss carryforward.

         In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 1997, 1996 and 1995, the Company and its subsidiaries recorded the benefits (expenses) of net deferred income tax assets of $225,000, $390,000 and $686,000, respectively, of which $(22,000), $48,000 and $15,000, respectively, were allocated to the Company.

NOTE H:  Statement of Cash Flows.

         Certificates of deposit that have a maturity of 90 days or more are not
considered  cash  equivalents  for  purposes  of  the   accompanying   Condensed
Statements of Cash Flows.


NOTE I:  Preferred Stock.

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

         Dividends in arrears at December 31, 1997, totalled $1.1025 per share of preferred stock (twenty-one quarters at $0.0525 per share per quarter), or approximately $40,000 in the aggregate. If the Company had not done the Exchange Offer, the aggregate dividends in arrears would have been about $923,000.

                                                         RONSON CORPORATION
                                                  AND ITS WHOLLY OWNED SUBSIDIARIES

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      (in thousands of dollars)

        Column A                       Column B                    Column C                        Column D             Column E
        --------                       --------                    --------                        --------             --------
                                                                   Additions
                                                         --------------------------------
                                       Balance at        Charged to            Charged to                                Balance
                                       Beginning         Costs and               Other                                    at End
Description                            of Period         Expenses               Accounts           Deductions           of Period
-----------                            ----------        ----------           -----------          ----------           ---------
Allowance for doubtful
  accounts:

     Year Ended 12/31/97               $   64                $34                 $ -                $  22 (1)             $   76

     Year Ended 12/31/96                   86                 46                   -                   68 (1)                 64

     Year Ended 12/31/95                   95                 20                   -                   29 (1)                 86


Valuation allowance for
  deferred income
  tax assets:

     Year Ended 12/31/97               $4,035                $ -                 $ -                $ 976 (2)             $3,059

     Year Ended 12/31/96                3,902                  -                  523                 390 (2)              4,035

     Year Ended 12/31/95                4,783                  -                   -                  881 (2)              3,902


(1) Allowance for doubtful accounts - primarily uncollectible accounts written off.

(2) Valuation allowance for deferred income tax assets - due to utilization of credits and carryforwards, to changes in the deferred income tax assets and to recognition of net deferred income tax assets.