Form 10-Q
period 1998-03-31
RONSON CORP
filed 1998-05-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended  March 31, 1998
                                           --------------

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

As of March 31, 1998, there were 3,177,175 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX


    PART I -      FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:
                  MARCH 31, 1998 AND DECEMBER 31, 1997

         CONSOLIDATED STATEMENTS OF EARNINGS:
                  QUARTER ENDED MARCH 31, 1998 AND 1997

         CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  QUARTER ENDED MARCH 31, 1998 AND 1997

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS



    PART II -     OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                         March 31,    December 31,
                                                           1998          1997
                                                         --------      --------
                                                        (unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash                                                     $     72      $     32
Accounts receivable - net                                   1,548         1,865
Inventories:
  Finished goods                                            2,229         2,260
  Work in process                                             133            62
  Raw materials                                               659           695
                                                         --------      --------
                                                            3,021         3,017
Other current assets                                          932           914
                                                         --------      --------
      TOTAL CURRENT ASSETS                                  5,573         5,828
                                                         --------      --------
Property, plant and equipment, at cost:
  Land                                                         19            19
  Buildings and improvements                                3,743         3,742
  Machinery and equipment                                   7,103         7,071
  Construction in progress                                     71            61
                                                         --------      --------
                                                           10,936        10,893
Less accumulated depreciation and amortization              5,563         5,424
                                                         --------      --------
                                                            5,373         5,469
Other assets                                                2,233         2,222
                                                         --------      --------
                                                         $ 13,179      $ 13,519
                                                         ========      ========

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
              ----------------------------------------------------
                            (in thousands of dollars)

                                                         March 31,    December 31,
                                                           1998          1997
                                                         --------      --------
                                                        (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                          $  2,161      $  2,713
Current portion of long-term debt and leases                  445           459
Accounts payable                                            1,594         1,431
Accrued expenses                                            1,738         1,724
Current liabilities of discontinued operations              1,078         1,106
                                                         --------      --------
      TOTAL CURRENT LIABILITIES                             7,016         7,433
                                                         --------      --------
Long-term debt and leases                                   3,644         3,744
Other long-term liabilities                                   410           478

STOCKHOLDERS' EQUITY:
Common stock                                                3,240         3,226
Additional paid-in capital                                 28,994        28,991
Accumulated deficit                                       (26,970)      (27,153)
Accumulated other comprehensive deficit                    (1,561)       (1,606)
                                                         --------      --------
                                                            3,703         3,458
Less cost of treasury shares                                1,594         1,594
                                                         --------      --------
      TOTAL STOCKHOLDERS' EQUITY                            2,109         1,864
                                                         --------      --------
                                                         $ 13,179      $ 13,519
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

                                                                Quarter Ended
                                                                  March 31,
                                                           ---------------------
                                                            1998           1997*
                                                           ------         ------
NET SALES                                                  $5,435         $5,603
                                                           ------         ------
Cost and expenses:
  Cost of sales                                             3,194          3,467
  Selling, shipping and advertising                           870            913
  General and administrative                                  903            808
  Depreciation and amortization                               139            141
                                                           ------         ------
                                                            5,106          5,329
                                                           ------         ------

EARNINGS FROM OPERATIONS                                      329            274
                                                           ------         ------
Other expense:
  Interest expense                                            168            123
  Other-net                                                    10             12
                                                           ------         ------
                                                              178            135
                                                           ------         ------

EARNINGS BEFORE INCOME TAXES                                  151            139

Income tax benefits-net                                        32             39
                                                           ------         ------

NET EARNINGS                                               $  183         $  178
                                                           ======         ======


NET EARNINGS PER COMMON SHARE:

  Basic                                                    $ 0.06         $ 0.06
                                                           ======         ======

  Diluted                                                  $ 0.06         $ 0.06
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

                                                                Quarter Ended
                                                                  March 31,
                                                             ------------------
                                                              1998        1997*
                                                             -----        -----
Cash Flows from Operating Activities:
Net earnings                                                 $ 183        $ 178
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                               139          141
   Deferred income tax benefits                                (38)         (50)
   Increase (decrease) in cash from changes in
      current assets and current liabilities                   493          492
   Other                                                       (45)        (238)
                                                             -----        -----
      Net cash provided by operating activities                732          523
                                                             -----        -----

Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures                                        (31)         (99)
                                                             -----        -----

Cash Flows from Financing Activities:
Proceeds from short-term debt                                   40         --
Proceeds from exercise of stock options                         17         --
Payments of short-term debt                                   (592)        (416)
Payments of long-term debt                                    (103)         (86)
Payments of long-term lease obligations                        (23)         (27)
                                                             -----        -----

      Net cash used in financing activities                   (661)        (529)
                                                             -----        -----
   Net increase (decrease) in cash                              40         (105)
                                                             -----        -----
   Cash at beginning of period                                  32          116
                                                             -----        -----

   Cash at end of period                                     $  72        $  11
                                                             =====        =====

                See notes to consolidated financial statements.

                        * Reclassified for comparability.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 1998 (unaudited)


Note 1: ACCOUNTING POLICIES

         Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 1998 and 1997, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

         Per Common Share Data - Basic net earnings per common share was computed by dividing net earnings less cumulative preferred dividends by the weighted average number of common shares outstanding.

         Diluted net earnings per common share was computed by dividing net earnings by the weighted average number of common shares outstanding, plus the assumed conversion of the preferred shares to common shares and the dilutive effect of outstanding stock options.

         The  weighted   average   number  of  common   shares  used  for  these
computations was as follows:

                                         Quarter Ended
                                           March 31,
                                    --------------------
                                       1998       1997
                                    ---------  ---------
         Basic                      3,166,518  2,728,612
         Diluted (1)                3,219,592  3,031,256

(1) The number of shares for the computation of diluted earnings per share for the quarter ended March 31, 1997, has been adjusted to include the dilutive effect of outstanding stock options in accordance with Statement of Financial Accounting Standards ("SFAS") #128, "Earnings per Share".

         On November 15, 1996, the Company issued an offer to exchange 1.7 shares of its common stock for each share of preferred stock outstanding. During the quarter ended March 31, 1997, the Company accepted approximately 623,000 preferred shares tendered in accordance with the terms of its offer. Approximately 1,059,000 common shares were issued in exchange for the preferred shares tendered and accepted. After the expiration of the offer on September 30, 1997, the Company had accepted a total of 800,844 shares of preferred stock and had issued a total of 1,361,435 shares of common stock in exchange under the Company's Exchange Offer. At March 31, 1998, the Company had outstanding 36,518 shares of preferred stock and 3,177,175 shares of common stock.

         Discontinued Operations - In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). As a result, the operations of Prometcor have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and other related operating statement data.

         This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

Note 2: SHORT-TERM DEBT

         In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan and a Term Loan. The Revolving Loan of $1,492,000 at March 31, 1998, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance of the Term Loan was $6,250 at March 31, 1998, and was paid in full on April 1, 1998.

         In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional loan availability is being reduced in monthly amounts of $14,583 from October 1997 to March 1998 and $20,833 from April 1998 to June 1999. The outstanding amount under the agreement for the additional available loan of $313,000 as of March 31, 1998, is included in the balance of the Revolving Loan in the paragraph above.

         In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $163,000 (C$232,000) at March 31, 1998, by Ronson-Canada under the line of credit is secured by the accounts receivable and inventory of Ronson-Canada.

         At March 31, 1998, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $346,000 due to Raytheon Aircraft Credit Corp.; and 2) $160,000 due to Greentree Financial Servicing Corporation. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.

         In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 3 below regarding the Term
Loan). The Revolving Loan, which had not yet been utilized at March 31, 1998, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable.


Note 3: LONG-TERM DEBT

         In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan balance was $257,000 at March 31, 1998.

Note 4: CONTINGENCIES

         On August 31, 1995, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA") notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA designated as a Superfund site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. The Company sold the Duarte, California, hydraulic subsidiary to the Boeing Corporation in 1981. As a result of successfully challenging the USEPA's original volumetric allocation, on September 29, 1995, the USEPA reduced the volume of waste attributed to the Duarte facility, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), and determined the volume to be "de minimis". In addition, counsel for this matter has informed the Company that factual arguments are available that could further reduce the amount of waste attributed to the hydraulic subsidiary, and that arguments also exist that the subsequent owners of the facility should be required to pay a significant portion, or possibly all, of the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. Although the Company's final contribution amount, if any, is not yet determinable, in the General Notice Letter, the USEPA offered to partially settle the matter if the Company paid $212,000, which would have been full settlement of the Fifth Partial Consent Decree. This offer, however, was made prior to the USEPA reduction of the volume of waste allocated to RHUCOR-CA and prior to the USEPA determination that the waste volume is "de minimis". Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", and because the USEPA has sent a General Notice Letter to another PRP for the same waste, the Company believes that the cost, if any, will not have a material effect on the Company's financial position.

         The Company is involved in various lawsuits and claims. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company's financial position.


Note 5: COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted SFAS #130, "Reporting Comprehensive Income". Comprehensive Income is the change in equity during a period from transactions and other events from nonowner sources. Under SFAS #130, the Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income (deficit) separately in the equity section of the Consolidated Balance Sheets. The adoption of SFAS #130 does not have a material impact on the financial position or results of operations of the Company.

         The composition of Comprehensive Income was as follows (in thousands):

                                                               Quarter Ended
                                                                  March 31,
                                                             ------------------
                                                              1998         1997
                                                             -----        -----
Net earnings                                                 $ 183        $ 178

Other comprehensive income, net of tax:
     Minimum pension liability adjustment                       40           35
     Foreign currency translation adjustment                     5          (10)
                                                             -----        -----
          Comprehensive income                               $ 228        $ 203
                                                             =====        =====


Note 6: STATEMENTS OF CASH FLOWS

         Certificates  of deposit  that have a maturity of three  months or more
are  not  considered  cash   equivalents   for  purposes  of  the   accompanying
Consolidated Statements of Cash Flows.

         Supplemental disclosure of cash flow information (in thousands):

                                             Quarter Ended
                                               March 31,
                                             -------------
                                             1998     1997
                                             ----     ----

         Cash Payments for Interest          $169     $126

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1998 Compared to First Quarter 1997

         The Registrant, Ronson Corporation ("the Company"), had Net Earnings in the first quarter of 1998 of $183,000 compared to Net Earnings in the first quarter of 1997 of $178,000. The Company's Earnings before Income Taxes increased to $151,000 in the first quarter of 1998 from $139,000 in the first quarter of 1997.

         The Company's Consolidated Net Sales were $5,435,000 in the first quarter of 1998 compared to $5,603,000 in the first quarter of 1997. Net sales of consumer products at Ronson Consumer Products Corporation, Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd., Mississauga, Ontario (together "Ronson Consumer Products"), decreased by 5% in the first quarter of 1998 as compared to the first quarter of 1997 primarily due to decreased shipments of lighters and accessory products. Net sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 2% in the first quarter of 1998 as compared to the first quarter of 1997, primarily because lower aircraft sales were more than offset by increased sales of charter services in the first quarter of 1998. This increase in revenue from charter operations is primarily due to Ronson Aviation's fourth quarter 1997 purchase of a Cessna Citation II jet and to increases in other charter revenues.

         Consolidated Cost of Sales, as a percentage of Consolidated Net Sales, was reduced to 59% in the first quarter of 1998 from 62% in the first quarter of 1997. The Cost of Sales percentage at Ronson Consumer Products decreased to 50% in the first quarter of 1998 as compared to 53% in the first quarter of 1997 primarily due to increases in the selling prices of products sold. The Cost of Sales percentage at Ronson Aviation decreased to 77% in the first quarter of 1998 as compared to 84% in the first quarter of 1997 primarily due to increased sales of general aviation services, particularly increased charter services.

         Consolidated General and Administrative Expenses, as a percentage of Consolidated Net Sales, increased to 17% in the first quarter of 1998 as compared to 14% in the first quarter of 1997. The increase was primarily due to business development costs and to increased professional fees in the first quarter of 1998.

         The Company's Earnings from Operations improved by 20% to $329,000 in the first quarter of 1998 compared to $274,000 in the first quarter of 1997. This improvement in operating earnings of $55,000 was due to an improvement at Ronson Aviation of over $100,000. Ronson Consumer Products' operating earnings, while still much higher than Ronson Aviation's, declined by 3%, partially offsetting the increase at Ronson Aviation. The improvement in sales and operating earnings at Ronson Aviation was primarily due to increased sales of charter services, and the majority of this increase in charter revenue is from Ronson Aviation's expansion into jet charter operations with its purchase of the Cessna Citation II.

         Interest Expense increased to $168,000 from $123,000 in the first quarter of 1997 primarily due to increased long-term debt at Ronson Aviation to finance its fourth quarter 1997 purchase of the Citation II.

FINANCIAL CONDITION

         The Company's Stockholders' Equity improved to $2,109,000 at March 31, 1998, from $1,864,000 at December 31, 1997. The improvement of $245,000 in 1998
Stockholders' Equity was primarily due to the Net Earnings of $183,000 in the first quarter of 1998. At March 31, 1998, the Company's first quarter 1998 Net Earnings were the primary factor improving the Company's working capital by $162,000 in the quarter to a deficiency in working capital of $1,443,000 at March 31, 1998, as compared to $1,605,000 at December 31, 1997.

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


                                             RONSON CORPORATION



        Date:  May 13, 1998                  /s/Louis V. Aronson II
                                             -------------------------------
                                             Louis V. Aronson II, President
                                             and Chief Executive Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)



        Date:  May 13, 1998                  /s/Daryl K. Holcomb
                                             -------------------------------
                                             Daryl K. Holcomb, Vice President
                                             and Chief Financial Officer,
                                             Controller and Treasurer

                                             (Signing as Chief Financial
                                             Officer of the Registrant)