Form 10-Q
period 1998-06-30
RONSON CORP
filed 1998-08-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998
                  -------------

Commission File Number 1-1031
                       ------

                               RONSON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                          22-0743290
--------------------------------------------------------------------------------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)


       Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875
--------------------------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)


                                 (732) 469-8300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [  ]

As of June 30, 1998, there were 3,177,175 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX





    PART I -      FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:

                  JUNE 30, 1998 AND DECEMBER 31, 1997

         CONSOLIDATED STATEMENTS OF EARNINGS:

                  QUARTER ENDED JUNE 30, 1998 AND 1997

                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         CONSOLIDATED STATEMENTS OF CASH FLOWS:

                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS


    PART II -     OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                         June 30,     December 31,
                                                           1998           1997
                                                       -----------    ------------
                         ASSETS                        (unaudited)
CURRENT ASSETS:
Cash                                                     $    224      $     32
Accounts receivable, net                                    1,675         1,865
Inventories:
  Finished goods                                            2,112         2,260
  Work in process                                             125            62
  Raw materials                                               603           695
                                                         --------      --------
                                                            2,840         3,017
Other current assets                                        1,037           914
                                                         --------      --------
      TOTAL CURRENT ASSETS                                  5,776         5,828
                                                         --------      --------
Property, plant and equipment, at cost:
  Land                                                         19            19
  Buildings and improvements                                3,744         3,742
  Machinery and equipment                                   7,130         7,071
  Construction in progress                                    102            61
                                                         --------      --------
                                                           10,995        10,893
Less accumulated depreciation and amortization              5,698         5,424
                                                         --------      --------
                                                            5,297         5,469
Other assets                                                2,244         2,222
                                                         --------      --------
                                                         $ 13,317      $ 13,519
                                                         ========      ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                          $  2,075      $  2,713
Current portion of long-term debt and leases                  439           459
Accounts payable                                            1,811         1,431
Accrued expenses                                            1,606         1,724
Current liabilities of discontinued operations              1,043         1,106
                                                         --------      --------
      TOTAL CURRENT LIABILITIES                             6,974         7,433
                                                         --------      --------
Long-term debt and leases                                   3,535         3,744
Other long-term liabilities                                   408           478

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                         June 30,     December 31,
                                                           1998          1997
                                                       -----------    ------------
                                                       (unaudited)
STOCKHOLDERS' EQUITY:
Common stock                                                3,240         3,226
Additional paid-in capital                                 28,994        28,991
Accumulated deficit                                       (26,699)      (27,153)
Accumulated other comprehensive deficit                    (1,541)       (1,606)
                                                         --------      --------
                                                            3,994         3,458
Less cost of treasury shares                                1,594         1,594
                                                         --------      --------
      TOTAL STOCKHOLDERS' EQUITY                            2,400         1,864
                                                         --------      --------
                                                         $ 13,317      $ 13,519
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


                                                                 Quarter Ended
                                                                    June 30,
                                                             -------------------
                                                              1998         1997 *
                                                             ------       ------
NET SALES                                                    $6,266       $5,894
                                                             ------       ------
Cost and expenses:
  Cost of sales                                               3,810        3,796
  Selling, shipping and advertising                             890          904
  General and administrative                                    996          809
  Depreciation and amortization                                 136          113
                                                             ------       ------
                                                              5,832        5,622
                                                             ------       ------

EARNINGS FROM OPERATIONS                                        434          272
                                                             ------       ------
Other expense:
  Interest expense                                              167          128
  Other, net                                                     28           30
                                                             ------       ------
                                                                195          158
                                                             ------       ------

EARNINGS BEFORE INCOME TAXES                                    239          114

Income tax benefits, net                                         32           47
                                                             ------       ------

NET EARNINGS                                                 $  271       $  161
                                                             ======       ======


NET EARNINGS PER COMMON SHARE:

  Basic                                                      $ 0.08       $ 0.05
                                                             ======       ======

  Diluted                                                    $ 0.08       $ 0.05
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



                                                             Six Months Ended
                                                                  June 30,
                                                        ------------------------
                                                           1998            1997 *
                                                        --------         -------
NET SALES                                                $11,701         $11,497
                                                         -------         -------
Cost and expenses:
  Cost of sales                                            7,004           7,263
  Selling, shipping and advertising                        1,760           1,817
  General and administrative                               1,899           1,617
  Depreciation and amortization                              275             254
                                                         -------         -------
                                                          10,938          10,951
                                                         -------         -------

EARNINGS FROM OPERATIONS                                     763             546
                                                         -------         -------
Other expense:
  Interest expense                                           335             251
  Other, net                                                  38              42
                                                         -------         -------
                                                             373             293
                                                         -------         -------

EARNINGS BEFORE INCOME TAXES                                 390             253

Income tax benefits, net                                      64              86
                                                         -------         -------

NET EARNINGS                                             $   454         $   339
                                                         =======         =======


NET EARNINGS PER COMMON SHARE:

  Basic                                                  $  0.14         $  0.11
                                                         =======         =======

  Diluted                                                $  0.14         $  0.11
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

                                                              Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             1998         1997 *
                                                           -------      --------
Cash Flows from Operating Activities:
Net earnings                                               $   454      $   339
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                               275          254
   Deferred income tax benefits                                (76)        (101)
   Increase in cash from changes in current
      assets and current liabilities                           407          623
   Other                                                        86            9
                                                           -------      -------
      Net cash provided by operating activities              1,146        1,124
                                                           -------      -------

Cash Flows from Investing Activities:
Net cash used in investing activities,
      capital expenditures                                     (92)        (160)
                                                           -------      -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                  377          142
Proceeds from exercise of stock options                         17         --
Payments of short-term debt                                 (1,015)        (324)
Payments of long-term debt                                    (196)        (691)
Payments of long-term lease obligations                        (45)         (54)
                                                           -------      -------

   Net cash used in financing activities                      (862)        (927)
                                                           -------      -------
   Net increase in cash                                        192           37
                                                           -------      -------
   Cash at beginning of period                                  32          116
                                                           -------      -------

   Cash at end of period                                   $   224      $   153
                                                           =======      =======


See notes to consolidated financial statements.

* Reclassified for comparability.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 (unaudited)


    Note 1:  ACCOUNTING POLICIES

             Basis of Financial Statement Presentation - The information as of and for the three-month and six-month periods ended June 30, 1998 and 1997 is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

             The weighted average number of common shares used for these computations was as follows:

                                             Quarter Ended
                                                June 30,
                                         --------------------
                                            1998       1997
                                         ---------  ---------
                   Basic                 3,177,175  2,921,046
                   Diluted (1)           3,238,031  3,108,588

                                           Six Months Ended
                                                June 30,
                                         --------------------
                                            1998       1997
                                         ---------  ---------
                   Basic                 3,171,876  2,825,361
                   Diluted (1)           3,228,393  3,070,173


         (1) The number of shares for the computation of diluted earnings per share for the quarter and six months ended June 30, 1997, has been adjusted to include the dilutive effect of outstanding stock options in accordance with Statement of Financial Accounting Standards ("SFAS") #128, "Earnings per Share".

             On November 15, 1996, Ronson Corporation (the "Company") issued an offer to exchange 1.7 shares of its common stock for each share of preferred stock outstanding. During the six months ended June 30, 1997, the Company accepted approximately 662,000 preferred shares tendered in accordance with the terms of its offer. Approximately 1,125,000 common shares were issued in exchange for the preferred shares tendered and accepted. After the expiration of the offer on September 30, 1997, the Company had accepted a total of 800,844 shares of preferred stock and had issued a total of 1,361,435 shares of common stock in exchange under the Company's Exchange Offer. At June 30, 1998, the Company had outstanding 36,518 shares of preferred stock and 3,177,175 shares of common stock.

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


    Note 2:  SHORT-TERM DEBT

             In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan and a Term Loan. The Revolving Loan of $1,456,000 at June 30, 1998, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance of the Term Loan was paid in full on April 1, 1998.

             In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional loan availability was reduced in monthly amounts of $14,583 from October 1997 to March 1998, and is currently being reduced in monthly amounts of $20,833 from April 1998 to June 1999. The outstanding amount under the agreement for the additional available loan of $250,000 as of June 30, 1998, is included in the balance of the Revolving Loan in the paragraph above.

             In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $89,000 (C$131,000) at June 30, 1998, by Ronson-Canada under the line of credit is secured by the accounts receivable and inventory of Ronson-Canada.

             At June 30, 1998, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $377,000 due to Raytheon Aircraft Credit Corp.; and 2) $153,000 due to Greentree Financial Servicing Corporation. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.

             In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 3 below regarding the Term Loan). The Revolving Loan, which had not yet been utilized at June 30, 1998, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable.


    Note 3:  LONG-TERM DEBT

             In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan balance was $242,000 at June 30, 1998.

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

             The Company is involved in various other lawsuits and claims. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company's financial position.


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

             The  composition  of  Comprehensive   Income  was  as  follows  (in
    thousands):

                                                           Quarter Ended
                                                              June 30,
                                                           -------------
                                                           1998     1997
                                                           ----     ----

           Net earnings                                    $271     $161

           Other comprehensive income, net of tax:
                Minimum pension liability adjustment         42       35
                Foreign currency translation adjustment     (22)       1
                                                           ----     ----
                     Comprehensive income                  $291     $197
                                                           ====     ====


                                                          Six Months Ended
                                                               June 30,
                                                          ----------------
                                                            1998    1997
                                                            ----    ----

           Net earnings                                     $454    $339

           Other comprehensive income, net of tax:
                Minimum pension liability adjustment          82      70
                Foreign currency translation adjustment      (17)     (9)
                                                            ----    ----
                     Comprehensive income                   $519    $400
                                                            ====    ====


    Note 6:  STATEMENTS OF CASH FLOWS

             Certificates of deposit that have a maturity of three months or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

             Supplemental disclosures of cash flow information (in thousands):

                                                Six Months Ended
                                                    June 30,
                                                ----------------
                                                  1998    1997
                                                  ----    ----
        Cash Payments for:
         Interest                                 $328    $265
         Income taxes                                3      36

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

       Second Quarter 1998 Compared to Second Quarter 1997 and First Half 1998 Compared to First Half 1997.

                Ronson Corporation's ("the Company's") second quarter 1998 Earnings from Operations increased by 60% to $434,000 from $272,000 in the second quarter of 1997. The first half 1998 Earnings from Operations were 40% higher than in the first half of 1997. Earnings from Operations were significantly higher at both Ronson Consumer Products and Ronson Aviation in the second quarter and first half of 1998 compared to the same periods in 1997.

                The Company's Consolidated Net Sales increased by 6% to $6,266,000 in the second quarter of 1998 from $5,894,000 in the second quarter of 1997. Consolidated Net Sales increased by 2% to $11,701,000 in the first half of 1998 compared to $11,497,000 in the first half of 1997. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 3% in the second quarter of 1998 as compared to the second quarter of 1997, but Net Sales were 1% lower in the first half of 1998 as compared to the first half of 1997. The increased sales in the second quarter 1998 from the second quarter 1997 were slightly more than offset by a decline in the first quarter 1998 from the first quarter 1997. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 12% in the second quarter of 1998 as compared to the second quarter of 1997 and by 7% in the first half of 1998 as compared to the first half of 1997 primarily because lower aircraft sales were more than offset by increased sales of general aviation services, notably of charter services, in the 1998 periods. These increases in revenue from charter operations were primarily due to Ronson Aviation's fourth quarter 1997 purchase of a Cessna Citation II jet and to increases in other charter revenues.

                Consolidated Cost of Sales, as a percentage of Consolidated Net Sales, was reduced to 61% in the second quarter of 1998 from 64% in the second quarter of 1997 and to 60% in the first half of 1998 from 63% in the first half of 1997. The Cost of Sales percentage at Ronson Consumer Products decreased to 52% in the second quarter of 1998 as compared to 54% in the second quarter of 1997 and to 51% in the first half of 1998 from 53% in the first half of 1997 primarily due to reductions in material costs related to certain products and to small increases in the selling prices of certain products. The Cost of Sales percentage at Ronson Aviation decreased to 75% in the second quarter of 1998 as compared to 84% in the second quarter of 1997 and to 76% in the first half of 1998 from 84% in the first half of 1997 primarily due to increased sales of general aviation services, particularly increased charter services.

                Consolidated General and Administrative Expenses, as a percentage of Consolidated Net Sales, increased to 16% in the first half of 1998 as compared to 14% in the first half of 1997. The increase was primarily due to new market and brand development costs and to increased professional fees in the first half of 1998.

                The Company's Earnings from Operations improved by 60% to $434,000 in the second quarter of 1998 compared to $272,000 in the second quarter of 1997. The Company's Earnings from Operations were 40% higher at $763,000 in the first half of 1998 as compared to $546,000 in the first half of 1997. This improvement in operating earnings of $217,000 was due primarily to an improvement at Ronson Aviation of over $200,000. The improvements in sales and operating earnings at Ronson Aviation were primarily due to increased sales of charter services, and the majority of this increase in charter revenue is from Ronson Aviation's expansion into jet charter operations with its purchase of the Cessna Citation II. Ronson Consumer Products' operating earnings increased by 6%.

                Interest Expense increased to $167,000 in the second quarter of 1998 from $128,000 in the second quarter of 1997 and to $335,000 in the first half of 1998 from $251,000 in the first half of 1997 primarily due to increased long-term debt financing Ronson Aviation's purchase of the Citation II.


       FINANCIAL CONDITION

                The Company's Stockholders' Equity improved to $2,400,000 at June 30, 1998, from $1,864,000 at December 31, 1997. The improvement of $536,000 in 1998 Stockholders' Equity was primarily due to the Net Earnings of $454,000 in the first half of 1998. The Company's first half 1998 Net Earnings were also the primary factor improving the Company's working capital by $407,000 to a deficiency in working capital of $1,198,000 at June 30, 1998, from $1,605,000 at December 31, 1997.

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


                                            RONSON CORPORATION



        Date:  August 13, 1998              /s/Louis V. Aronson II
                                            ----------------------
                                            Louis V. Aronson II, President
                                            and Chief Executive Officer

                                            (Signing as Duly Authorized
                                             Officer of the Registrant)



        Date:  August 13, 1998              /s/Daryl K. Holcomb
                                            -------------------
                                            Daryl K. Holcomb, Vice President
                                            and Chief Financial Officer,
                                            Controller and Treasurer

                                            (Signing as Chief Financial
                                            Officer of the Registrant)