Form 10-Q
period 1998-09-30
RONSON CORP
filed 1998-11-16
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998
                  ------------------

Commission File Number 1-1031
                       ------

                               RONSON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                          22-0743290
--------------------------------------------------------------------------------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)


 Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ    08875-6707
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

As of September 30, 1998, there were 3,197,175 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX

PART I -  FINANCIAL INFORMATION:

          CONSOLIDATED BALANCE SHEETS:

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

          CONSOLIDATED STATEMENTS OF OPERATIONS:

            QUARTER ENDED SEPTEMBER 30, 1998 AND 1997

            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          CONSOLIDATED STATEMENTS OF CASH FLOWS:

            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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


PART II -   OTHER INFORMATION:

            ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                      September 30,  December 31,
                                                           1998          1997
                                                      -------------  ------------
                                                       (unaudited)
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents ........................      $    285       $     32
Accounts receivable, net .........................         1,651          1,865
Inventories:
  Finished goods .................................         2,205          2,260
  Work in process ................................           105             62
  Raw materials ..................................           606            695
                                                        --------       --------
                                                           2,916          3,017
Other current assets .............................         1,213            914
                                                        --------       --------
      TOTAL CURRENT ASSETS .......................         6,065          5,828
                                                        --------       --------
Property, plant and equipment, at cost:
  Land ...........................................            19             19
  Buildings and improvements .....................         3,763          3,742
  Machinery and equipment ........................         7,161          7,071
  Construction in progress .......................           341             61
                                                        --------       --------
                                                          11,284         10,893
Less accumulated depreciation and amortization ...         5,831          5,424
                                                        --------       --------
                                                           5,453          5,469
Other assets .....................................         2,274          2,222
                                                        --------       --------
                                                        $ 13,792       $ 13,519
                                                        ========       ========

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                      September 30,  December 31,
                                                           1998          1997
                                                      -------------  ------------
                                                       (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt ..................................      $  2,348       $  2,713
Current portion of long-term debt and leases .....           470            459
Accounts payable .................................         1,827          1,431
Accrued expenses .................................         1,725          1,724
Current liabilities of discontinued operations ...           851          1,106
                                                        --------       --------
      TOTAL CURRENT LIABILITIES ..................         7,221          7,433
                                                        --------       --------
Long-term debt and leases ........................         3,658          3,744
Other long-term liabilities ......................           289            478

STOCKHOLDERS' EQUITY:
Common stock .....................................         3,260          3,226
Additional paid-in capital .......................        29,024         28,991
Accumulated deficit ..............................       (26,548)       (27,153)
Accumulated other comprehensive deficit ..........        (1,518)        (1,606)
                                                        --------       --------
                                                           4,218          3,458
Less cost of treasury shares .....................         1,594          1,594
                                                        --------       --------
      TOTAL STOCKHOLDERS' EQUITY .................         2,624          1,864
                                                        --------       --------
                                                        $ 13,792       $ 13,519
                                                        ========       ========



See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
           ----------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)


                                                               Quarter Ended
                                                               September 30,
                                                           ---------------------
                                                             1998          1997*
                                                           ------         ------
NET SALES ........................................         $6,145         $6,377
                                                           ------         ------
Cost and expenses:
  Cost of sales ..................................          3,769          4,059
  Selling, shipping and advertising ..............            961            941
  General and administrative .....................            982            850
  Depreciation and amortization ..................            138            109
                                                           ------         ------
                                                            5,850          5,959
                                                           ------         ------

EARNINGS FROM OPERATIONS .........................            295            418
                                                           ------         ------
Other expense:
  Interest expense ...............................            159            122
  Other, net .....................................             10             33
                                                           ------         ------
                                                              169            155
                                                           ------         ------

EARNINGS BEFORE INCOME TAXES .....................            126            263

Income tax benefits, net .........................             25             48
                                                           ------         ------

NET EARNINGS .....................................         $  151         $  311
                                                           ======         ======


NET EARNINGS PER COMMON SHARE:

  Basic ..........................................         $ 0.05         $ 0.10
                                                           ======         ======

  Diluted ........................................         $ 0.05         $ 0.10
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

                                                             Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                           1998           1997 *
                                                         -------         -------
NET SALES ......................................         $17,846         $17,874
                                                         -------         -------
Cost and expenses:
  Cost of sales ................................          10,773          11,322
  Selling, shipping and advertising ............           2,721           2,758
  General and administrative ...................           2,881           2,467
  Depreciation and amortization ................             413             363
                                                         -------         -------
                                                          16,788          16,910
                                                         -------         -------

EARNINGS FROM OPERATIONS .......................           1,058             964
                                                         -------         -------
Other expense:
  Interest expense .............................             494             373
  Other, net ...................................              48              75
                                                         -------         -------
                                                             542             448
                                                         -------         -------

EARNINGS BEFORE INCOME TAXES ...................             516             516

Income tax benefits, net .......................              89             134
                                                         -------         -------

NET EARNINGS ...................................         $   605         $   650
                                                         =======         =======


NET EARNINGS PER COMMON SHARE:

  Basic ........................................         $  0.19         $  0.22
                                                         =======         =======

  Diluted ......................................         $  0.19         $  0.21
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

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1998        1997 *
                                                           -------      -------
Cash Flows from Operating Activities:
Net earnings .........................................     $   605      $   650
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization .....................         413          363
   Deferred income tax benefits ......................        (112)        (150)
   Increase in cash from changes in current
     assets and current liabilities ..................          35          456
   Other .............................................         138          (65)
                                                           -------      -------
      Net cash provided by operating activities ......       1,079        1,254
                                                           -------      -------

Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures ..............................        (388)        (273)
                                                           -------      -------

Cash Flows from Financing Activities:
Proceeds from short-term debt ........................       1,084          571
Proceeds from long-term debt .........................         264          285
Proceeds from exercise of stock options ..............          14         --
Payments of short-term debt ..........................      (1,449)        (923)
Payments of long-term debt ...........................        (282)        (886)
Payments of long-term lease obligations ..............         (69)         (83)
                                                           -------      -------

      Net cash used in financing activities ..........        (438)      (1,036)
                                                           -------      -------
   Net increase (decrease) in cash ...................         253          (55)
                                                           -------      -------
   Cash at beginning of period .......................          32          116
                                                           -------      -------

   Cash at end of period .............................     $   285      $    61
                                                           =======      =======

See notes to consolidated financial statements.

* Reclassified for comparability.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)

Note 1: ACCOUNTING POLICIES

         Basis of Financial Statement Presentation - The information as of and for the three-month and nine-month periods ended September 30, 1998 and 1997, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

         Discontinued Operations - In December 1989 Ronson Corporation (the "Company") adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). As a result, the operations of Prometcor have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and other related operating statement data.

         This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.


Note 2: PER COMMON SHARE DATA

         The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                     Quarter Ended September 30,
                       ------------------------------------------------------
                                  1998                        1997
                       --------------------------  --------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------
Net earnings           $    151                    $    311
Less accrued
 dividends on
 preferred stock             (2)                         (2)
                       --------                    --------
Basic                       149   3,192    $0.05        309    3,015   $0.10
                                           =====                       =====

Effect of dilutive
 securities:
 Stock options                       22                           12(1)
 Cumulative
  convertible
  preferred stock             2      37                   2      124
                       --------   -----            --------    -----
Diluted                $    151   3,251    $0.05   $    311    3,151   $0.10
                       ========   =====    =====   ========    =====   =====

                                   Nine Months Ended September 30,
                       ------------------------------------------------------
                                  1998                        1997
                       --------------------------  --------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------
Net earnings           $    605                    $    650
Less accrued
 dividends on
 preferred stock             (6)                         (6)
                       --------                    --------
Basic                       599   3,178    $0.19        644    2,889   $0.22
                                           =====                       =====
Effect of dilutive
 securities:
 Stock options                       20                           10(1)
 Cumulative
  convertible
  preferred stock             6      37                   6      198
                       --------   -----           --------    -----
Diluted                $    605   3,235    $0.19   $    650    3,097   $0.21
                       ========   =====    =====   ========    =====   =====

(1) The number of shares for the computation of Diluted Earnings Per Share for the quarter and nine months ended September 30, 1997, have been adjusted to include the dilutive effect of outstanding stock options.


         There were no securities that were excluded in the computation of Diluted Earnings Per Share because they were anti-dilutive in the periods presented.

         On November 15, 1996, the Company issued an offer to exchange 1.7 shares of its common stock for each share of preferred stock outstanding. After the expiration of the offer on September 30, 1997, the Company had accepted a total of 800,844 shares of preferred stock and had issued a total of 1,361,435 shares of common stock in exchange under the Company's Exchange Offer. At September 30, 1998, the Company had outstanding 36,518 shares of preferred stock and 3,197,175 shares of common stock.

Note 3: SHORT-TERM DEBT

         In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan and a Term Loan. The Revolving Loan of $1,396,000 at September 30, 1998, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance of the Term Loan was paid in full on April 1, 1998.

         In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional loan availability was reduced in monthly amounts of $14,583 from October 1997 to March 1998, and is currently being reduced in monthly amounts of $20,833 from April 1998 to June 1999. The outstanding amount under the agreement for the additional available loan of $188,000 as of September 30, 1998, is included in the balance of the Revolving Loan in the paragraph above.

         In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The agreement was renewed in August 1998. The Revolving
Loan balance of $99,000 (C$151,000) at September 30, 1998, of Ronson-Canada under the line of credit is secured by the accounts receivable and inventory of Ronson-Canada. The Revolving Loan currently bears interest at the rate of 1.25% above CIBC's prime rate. Prior to the August 1998 renewal, the interest rate on the loan was 1.5% above CIBC's prime rate.

         At September 30, 1998, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $707,000 due to Raytheon Aircraft Credit Corp.; and 2) $146,000 due to Greentree Financial Servicing Corporation. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.

         In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term
Loan). The Revolving Loan, which had not yet been utilized at September 30, 1998, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable.


Note 4: LONG-TERM DEBT

         In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. On October 26, 1998, Ronson Aviation and Summit amended the Term Loan agreement to extend the payment terms to June 30, 2000. The Term Loan balance was $228,000 at September 30, 1998.

         Ronson Aviation has five additional term loans payable to Summit with balances at September 30, 1998, totalling approximately $2,192,000. The loans are collateralized by specific aircraft.

         Also, Ronson Aviation has a Promissory Term Note payable to Texaco Refining and Marketing, Inc. effective September 15, 1998, in the original amount of $250,000. The Promissory Term Note is payable in ten annual installments of $25,000 plus interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum. The proceeds of the Promissory Term Note are being used to finance the construction of Ronson Aviation's new aircraft fueling facilities. The Promissory Term Note is secured by the leased premises of the fueling facilities complex and all related equipment, and also contains restrictive covenants.

Note 5: CONTINGENCIES

         In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers the subsequent owner also liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. Although the Settlement Offer includes various options at costs of from $307,000 to $376,000, the Company's final contribution, if any, is not yet determinable.

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


Note 6: COMPREHENSIVE INCOME

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

         The composition of Comprehensive Income was as follows (in thousands):

                                                           Quarter Ended
                                                           September 30,
                                                           -------------
                                                           1998     1997
                                                           ----     ----
   Net earnings                                            $151     $311

   Other comprehensive income, net of tax:
        Minimum pension liability adjustment                 41       35
        Foreign currency translation adjustment             (18)      --
                                                           ----     ----
             Comprehensive income                          $174     $346
                                                           ====     ====

                                                         Nine Months Ended
                                                           September 30,
                                                           -------------
                                                           1998     1997
                                                           ----     ----
   Net earnings                                            $605     $650

   Other comprehensive income, net of tax:
        Minimum pension liability adjustment                123      105
        Foreign currency translation adjustment             (35)      (9)
                                                           ----     ----
             Comprehensive income                          $693     $746
                                                           ====     ====

Note 7: STATEMENTS OF CASH FLOWS

         Certificates  of deposit  that have a maturity of three  months or more
are  not  considered  cash   equivalents   for  purposes  of  the   accompanying
Consolidated Statements of Cash Flows.

         Supplemental disclosures of cash flow information (in thousands):

                                       Nine Months Ended
                                         September 30,
                                       -----------------
                                          1998    1997
                                          ----    ----
Cash Payments for:
        Interest                          $479    $380
        Income taxes                        20      36

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1998 Compared to Third Quarter 1997 and Nine Months 1998 Compared to Nine Months 1997.

         Ronson Corporation's ("the Company's") nine months 1998 Earnings from Operations increased by 10% to $1,058,000 from $964,000 in the nine months of 1997. Earnings from Operations in the third quarter and nine months of 1998 were reduced by increased legal and other professional fees relating to shareholder matters and costs of development of new international markets associated with a new brand of products. Net Earnings were slightly lower in the nine months of 1998 as compared to the nine months of 1997, and the Net Earnings also were lower in the third quarter of 1998 than in the third quarter of 1997. The reductions in the periods were primarily due to increased legal and other professional fees related to shareholder matters and costs of development of new international markets associated with a new brand of products.

         The Company's Consolidated Net Sales decreased by 4% to $6,145,000 in the third quarter of 1998 from $6,377,000 in the third quarter of 1997. The Company's Consolidated Net Sales were $17,846,000 in the nine months of 1998 compared to $17,874,000 in the nine months of 1997. Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 1% in the third quarter of 1998 as compared to the third quarter of 1997. Net Sales at Ronson Consumer Products were approximately unchanged in the nine months of 1998 as compared to the nine months of 1997. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 11% in the third quarter of 1998 compared to the third quarter of 1997. The decrease in Net Sales at Ronson Aviation in the third quarter of 1998 was primarily due to decreased aircraft sales in this period. Net Sales at Ronson Aviation were approximately unchanged in the nine months of 1998 as compared to the nine months of 1997 because increased sales of general aviation services were offset by lower aircraft sales in the periods. A substantial portion of the increase in general aviation services in the nine months of 1998 was in charter service revenues. The increase in revenue from charter operations was primarily due to Ronson Aviation's fourth quarter 1997 purchase of a Cessna Citation II jet and to increases in other charter revenues.

         Consolidated Cost of Sales, as a percentage of Consolidated Net Sales, was reduced to 61% in the third quarter of 1998 from 64% in the third quarter of 1997 and to 60% in the nine months of 1998 from 63% in the nine months of 1997. The Cost of Sales percentage at Ronson Consumer Products was 51% in the third quarters of both 1998 and 1997 and was reduced to 51% in the nine months of 1998 from 52% in the nine months of 1997, primarily due to reductions in material costs related to certain products. The Cost of Sales percentage at Ronson Aviation decreased to 81% in the third quarter of 1998 as compared to 84% in the third quarter of 1997 and to 78% in the nine months of 1998 from 84% in the nine months of 1997, primarily due to increased sales of general aviation services, particularly increased charter services.

         Consolidated General and Administrative Expenses, as a percentage of Consolidated Net Sales, increased to 16% in the third quarter and nine months of 1998 as compared to 13% in the third quarter of 1997 and 14% in the nine months of 1997. The increases in the 1998 periods compared to the 1997 periods were primarily due to increased legal and other professional fees related to shareholder matters and to costs of development of new international markets associated with a new brand of products.

         Interest expense increased to $159,000 in the third quarter of 1998 from $122,000 in the third quarter of 1997 and to $494,000 in the nine months of 1998 from $373,000 in the nine months of 1997 primarily due to increased long-term debt financing of Ronson Aviation's purchase of the Citation II.


FINANCIAL CONDITION

         The Company's Stockholders' Equity improved to $2,624,000 at September 30, 1998, from $1,864,000 at December 31, 1997. The improvement of $760,000 in
1998 Stockholders' Equity was primarily due to the Net Earnings of $605,000 in the nine months of 1998. The Company's nine months 1998 Net Earnings were also the primary factor improving the Company's working capital by $449,000 to a deficiency in working capital of $1,156,000 at September 30, 1998, from $1,605,000 at December 31, 1997.

         In September 1998 Ronson Aviation entered into a long-term loan agreement with its primary fuel supplier. The loan agreement provided $250,000 to Ronson Aviation to be used to construct the new fueling facility. The loan is due in ten annual installments of $25,000 plus interest at the rate of 6% per annum. The total cost of the new fueling facility is expected to be $396,000.

         In October 1998 Ronson Aviation and Summit Bank ("Summit"), the Company's principal lender, agreed to extend Ronson Aviation's Term Loan to June 30, 2000. All other terms of the agreement were substantially unchanged.

         In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers the subsequent owner also liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. Although the Settlement Offer includes various options at costs of from $307,000 to $376,000, the Company's final contribution, if any, is not yet determinable.

         The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financing arrangements, potential additional sources of financing and existing cash balances.

YEAR 2000 ISSUES

The Company's information technology systems have been reviewed for Year 2000 ("Y2K") readiness, and actions have been taken to update all material systems. The information technology systems used at Ronson Aviation were recently acquired and have been certified Y2K compliant. The necessary upgrades to the information technology systems utilized by the Company and Ronson Consumer Products have been acquired. The implementation of these upgraded systems has begun and is expected to be completed in the first quarter of 1999.

The Company has also reviewed its non-information technology systems. The Company believes there are no material concerns. This assessment includes Ronson Aviation's aircraft and related equipment.

The Company has assessed its material relationships with third parties. Based on information received from the Company's third parties, the Company believes that those third parties with which the Company has a material relationship will not be disrupted by any Y2K issues.

The majority of the costs to address the Company's Y2K issues have been incurred and have not been material. The costs remaining will be incurred in the fourth quarter 1998 and will not be material.

Because of the current status of the Company's preparations related to the Y2K issues, the Company does not believe there is a material risk of losses related to the Y2K issues.

For those systems for which compliance has not yet been demonstrated, the Company is developing contingency plans even though none of those systems are material to the Company's operations.

PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on October 27, 1998, the matters set forth in the Company's 1998 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

         (b) Messrs. Robert A. Aronson, Erwin M. Ganz and Justin P. Walder were elected as Class II directors for three-year terms and Mr. Albert G. Besser was elected as a Class III director for a one-year term.

         (c) The  appointment  of   Demetrius  &  Company,  L.L.C.,  independent
auditors, to audit the consolidated financial statements of the Company for the year 1998 was ratified.

         (d) A shareholder proposal was rejected.

         The number of affirmative votes, negative votes and abstentions on each matter is set forth in the Report of Inspectors of Election, a copy of which is attached hereto as Exhibit 99(a).


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         (99)(a) Report of Inspectors of Election for the Ronson Corporation Annual Meeting of Stockholders on October 27, 1998.

         (b) Reports on Form 8-K

         On August 24, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to Item 5 of such report. No financial statements or pro forma financial information was included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RONSON CORPORATION



Date:  November 16, 1998                /s/Louis V. Aronson II
       -----------------                ----------------------------------------
                                        Louis V. Aronson II, President
                                        and Chief Executive Officer

                                        (Signing as Duly Authorized
                                        Officer of the Registrant)



Date:  November 16, 1998                /s/Daryl K. Holcomb
       -----------------                ----------------------------------------
                                        Daryl K. Holcomb, Vice President
                                        and Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                        Officer of the Registrant)