Form 10-K
period 1998-12-31
RONSON CORP
filed 1999-03-31
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
       (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

                                       OR

       [ ]    TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____ .

                           Commission File No. 1-1031

                               RONSON CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW JERSEY                         22-0743290
       --------------------------        --------------------------------
       (State of incorporation)          (IRS Employer Identification No.)

       CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.             08875
       -------------------------------------------         --------------
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

                                    YES  X      NO
                                        ----       ----

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
       Item 405 of Regulation S-K (229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting stock held by non-affiliates of the registrant was $5,771,670 as of March 10, 1999.

       As of March 10, 1999, there were 3,197,142 shares of the registrant's common stock outstanding.

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

                In December 1989 the Company adopted a plan to discontinue the operations of Ronson Metals Corporation, Newark, New Jersey, one of the Company's wholly owned subsidiaries. On January 8, 1997, Ronson Metals Corporation amended its Certificate of Incorporation to change its corporation name to Prometcor, Inc. ("Prometcor"). Prometcor had sizable losses in several years prior to 1987 with reduced losses continuing in 1987 through 1989. In 1990 operations ceased at Prometcor and Prometcor began complying with the New Jersey Industrial Site Recovery Act ("ISRA"), formerly ECRA, and all other applicable laws. As part of the plan to sell the properties of the Prometcor discontinued operations, Prometcor has also been involved in termination of its United States Nuclear Regulatory Commission ("NRC") license. Compliance with ISRA and NRC requirements has continued through 1998 and into 1999. (See Environmental Matters below and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

       (c) Narrative description of business.

                (1) Consumer Products

                    The  Company's   consumer  packaged   products,   which  are
        manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", a spot remover under the product tradename "Kleenol", and a surface protectant under the tradename "GlossTek". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. A subsidiary of WalMart Stores, Inc. ("WalMart") is a significant distributor for the consumer products segment and, as such, supplies Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on WalMart or its distributor subsidiary because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to various units of WalMart in 1998 and 1997 accounted for 12% and 10%, respectively, of Consolidated Net Sales of the Company and 18% and 15% of Net Sales of the segment in 1998 and 1997, respectively, most of which were to its distributor subsidiary.

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

                    In 1995 Ronson Consumer Products introduced a new lighter product, the RONII refillable butane lighter, in both the United States and Canada. The RONII is a pocket lighter that meets the new child resistant requirements issued by the Consumer Product Safety Commission. The RONII is manufactured for the Company in Spain and is sold through the Company's distribution channels. The RONII is priced competitively but has strong competition from several other brands of disposable lighters and unbranded imports from China and other Far Eastern countries.

                    In January 1997 Ronson Consumer Products introduced a new lighter product, the WINDII windproof lighter, in the United States and Canada. The WINDII uses Ronson flints, Ronsonol lighter fuel and Ronson wicks. The WINDII faces strong competition from other nationally distributed brands and from unbranded imports.

                    The WINDII lighter and Varaflame Ignitor are manufactured in China, both in accordance with the design specifications of the Company. The Company has the exclusive right to market these products in the United States, Canada and Mexico, and does so through its distribution channels. The Varaflame Ignitor is refillable with Ronson butane refills and is less expensive than most other refillable ignitors. The Varaflame Ignitor encounters strong competition from imported disposable ignitors.

                (2) Aviation - Fixed Wing Operations and Services and Helicopter
                    Services

                    Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter, air cargo, cargo handling, avionics, management aviation services, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Properties, (4) Trenton, New Jersey). In its passenger and cargo services, Ronson Aviation operates a total of three aircraft, including a Citation Jet and two twin-engine turbo-prop airplanes in charter operations. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Raytheon Aircraft and Parts Sales and Service Center and a customer service facility for Bell Helicopter Textron.

                    At December 31, 1998, Ronson Aviation had one new aircraft in sales inventory and orders to purchase three new aircraft from Raytheon Aircraft Corporation, all of which are for resale. The total sales value of these aircraft is approximately $1,835,000. The orders are subject to cancellation by Ronson Aviation.

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

                    In December 1989 the Company  adopted a plan to  discontinue the operations in 1990 of one of its facilities, Prometcor, located in Newark, New Jersey, and to comply with ISRA (formerly ECRA) and all other applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its NJDEP related environmental compliance activities respecting its Newark facility. In November 1994 Prometcor submitted a Preliminary Assessment, Site Investigation and Remedial Investigation Report ("PA/SI/RIR") to the NJDEP following extensive testing. The NJDEP approved Prometcor's PA/SI/RIR in the first quarter of 1995. Prometcor completed the actions required under the approved PA/SI/RIR and, in June 1995, submitted its Remedial Action WorkPlan/Remedial Action Report ("RAW/RAR") to the NJDEP. As the result of the continuation of sampling and evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and in the first quarter of 1997, areas of contamination in the groundwater below a section of the property were identified. Sampling and delineation have been and are continuing in this area of the property.

                    Prometcor has also  proceeded  with  reporting to the NRC in order to terminate the NRC license held by Prometcor. In 1996 through 1998 Prometcor's radiological consultants performed additional sampling and submitted additional reports to the Company and to the NRC. As a result of the evaluation of the sampling results by the Company's radiological consultant and in consideration of comments from the NRC, low-level contamination was identified and delineated in certain sections of the Prometcor property.

                    In the second quarter of 1998, the Company's consultants completed additional testing. Based on the results of certain of these tests and on discussions with parties interested in the properties, the Company determined, in the third quarter of 1998, to demolish the buildings. The preparation for the demolition required additional testing for final clearance to verify and to supplement the results of previous consultants. This further testing and significant, unanticipated cleanup were required and completed in January 1999. The NRC and NJDEP accepted the results of the testing for one of the two buildings in February 1999 and acceptance of the results of the testing for the other is expected in the next 30 days, approving the demolition of the buildings. The demolition is in progress and is expected to be completed in April 1999.

                    The Company's plan for final radiological remediation and clearance of the soils was approved by the NRC in November 1998 and by the NJDEP in February 1999. The implementation of this plan will follow the completion of the demolition of the buildings. The Company's plan regarding resolving the non-radiological issues in the soil has been approved by the NJDEP and will be implemented after the demolition has been completed. The Company's plan to resolve the groundwater issue has not yet been approved by the NJDEP.

                    A portion of the Newark property has already been released by the NRC and the NJDEP. In November 1997 Prometcor completed the necessary radiological cleanup activities for one of the three parcels of property and amended the Prometcor license to release this property. Also, in January 1998, the NJDEP provided a "No Further Action" letter for this portion of the property. It is now available to be sold without any further environmental clearance needed.

                    The additional sampling and remediation required during demolition and for soil contamination for the two remaining parcels of the Newark property are continuing. The full extent of the costs is not determinable until all testing and remediation have been completed and accepted by the NJDEP and NRC.

                    Two of the Company's subsidiaries are subject to the New Jersey Underground Storage Tank Law, N.J.S.A. 58:10A-21 et seq. and the regulations promulgated thereunder, N.J.A.C. 7:14B-1.1 et seq., requiring upgrades to certain types of underground storage tanks. The Company previously replaced its underground storage tanks at RCPC. In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000, and ceased use of most of its former underground storage tanks.

                    The underground storage tanks formerly used by Ronson Aviation will be closed in place or removed in 1999. The extent of any soil and groundwater contamination cannot be determined until testing has been undertaken. Ronson Aviation is currently in negotiations with the lessor, the County of Mercer ("Mercer"), as to the allocation of responsibility between Ronson Aviation and Mercer for the costs of meeting regulatory requirements as to the former tank system and for the installation of the new storage tanks, because the former tanks are owned by Mercer. In addition, most of the tanks pre-date the lease between Mercer and Ronson Aviation. The negotiations with Mercer may result in: 1) Mercer assuming responsibility for the new fueling facility, closure and removal of the former tanks, and all soil and groundwater remediation, if any, found to be required; 2) Ronson Aviation being responsible for the construction of the new fueling facility, Mercer assuming responsibility for the closure and removal of the former tanks, and all or some of the soil and groundwater remediation, with the cost incurred by Ronson Aviation to be deemed to meet the requirements in the lease for three five-year extensions through November 2022; or 3) some other allocation of responsibility for the costs. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the ultimate allocation of costs cannot be estimated at this time, the effect on the Company's financial position or results of future operations cannot be estimated at this time, but management does not believe that the effect will be material.

                    In the third quarter, a mechanical failure at Ronson Aviation resulted in an overfill of a fuel tank and a release of about 700 gallons of jet fuel. The Company has taken appropriate action to address the release and to meet NJDEP requirements. Ronson Aviation expended approximately $57,000 in 1998 and accrued about $78,000 in future costs related to the release. The Company's insurance carriers have been notified of the claim, and management believes that the Company will receive a reimbursement for the cost from insurance, but the Company has not recorded a receivable for that reimbursement at December 31, 1998.

                    In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers that entity to also be liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. The USEPA Settlement Offer includes various options at costs ranging from $307,000 to $376,000. In the fourth quarter of 1998, the Company offered to settle all liabilities in the matter for payments totalling $90,000 to be paid semiannually over three years. Because the USEPA has determined that the volume of waste generated by the facility and sent to the Site is "de minimis", because the USEPA has sent a General Notice Letter to another PRP for the same waste and because the Company has offered to settle the matter under the above mentioned terms, the Company believes that the cost, if any, will not have a material effect on the Company's financial position or results of operations.

                    Other than the expenditures related to the replacement and closure of underground storage tanks at Ronson Aviation, the Company believes that compliance with environmental laws and regulations will not have a material effect upon the Company's future capital expenditures. Other than the cash requirements related to completing the Prometcor environmental clearance and the fact that the full extent of the Prometcor costs is not yet determinable, the Company believes that compliance with environmental laws and regulations will not have a material effect upon the Company's earnings or competitive position.


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


        RESEARCH ACTIVITIES

                 The Company's consumer products segment expensed approximately $164,000, $141,000 and $134,000 during the fiscal years ended December 31, 1998, 1997 and 1996, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.


        NUMBER OF EMPLOYEES

                 As of December 31, 1998, the Company and its subsidiaries employed a total of 131 persons.

        CUSTOMER DEPENDENCE

                 See above under "Consumer Products".


        SALES AND REVENUES

                 The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                              Consumer        Aviation Operations
                              Products            and Services
                              --------            ------------

          1998                  68%                   32%

          1997                  66%                   34%

          1996                  65%                   35%

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

            (2)  Newark, New Jersey

                 One small facility and two parcels of vacant land. Operations of these facilities have terminated.

            (3)  Somerset, New Jersey

                 One small facility for executive and consumer products offices. This facility is leased under a lease which expires in June 2001. The facility is constructed of metal, cinder block and cement.

            (4)  Trenton, New Jersey

                 (a) One medium facility for fixed wing operations and services and helicopter services, sales and office space leased to others. This building is owned and is constructed of steel and concrete. The land on which this building is located is leased under a leasehold with six five-year terms automatically renewed, with the last five-year term expiring in November 2007. The lease may be extended for five additional five-year terms through November 2032, provided that during the five-year term ending November 2007, Ronson Aviation invests $1,500,000 in capital improvements. The Company has proposed to the lessor, the County of Mercer, that the 1998 and 1999 investment in fueling facilities by Ronson Aviation be deemed to meet the requirements to extend the lease term through November 2022.

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

        Item 3 - LEGAL PROCEEDINGS

                 The Company is involved in various product liability claims. The claimants have claimed unspecified damages. The ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by these matters. However, based on facts currently available, management believes that damages awarded, if any, would be well within existing insurance coverage.

                 See Item 1. "Business - Environmental Matters" above for discussion of a pending environmental matter involving a Superfund Site in California.

        Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                 Not Applicable.

        PART II

        Item 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                 a) The  principal  market for trading in Ronson common stock is the Nasdaq SmallCap Market. Market data for the last two fiscal years are listed below for information and analysis. The data presented reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

        1998
        ----------------------------------------------------

        Quarter            1st      2nd      3rd      4th
        ----------------------------------------------------
        High Bid          3 3/4    3 7/8    3 15/16  3  1/2
        Low Bid           2 9/16   3 5/16   3 3/8    2 11/16

        1997
        ----------------------------------------------------

        Quarter            1st      2nd      3rd      4th
        ----------------------------------------------------
        High Bid          2 5/8    2 1/2    3 1/4    4 1/8
        Low Bid           2 1/4    1 13/16    2      2 1/4

                 At March 10, 1999, there were 2,772 stockholders of record of the Company's common stock. Information required by this Item on the frequency and amount of dividends is contained in Item 6 and is incorporated herein by reference.

                 b) On November 15, 1996, the Company issued an offer to exchange up to 1,423,912 aggregate shares of its common stock for all of the 837,595 issued and outstanding shares of its 12% Cumulative
        Convertible Preferred Stock. For each share of preferred stock exchanged, the Company offered to issue 1.7 shares of common stock. The terms and conditions of the offer were more fully described in the
        Schedule 13E-4, the Offering Circular and the accompanying Letter of Transmittal dated November 15, 1996 (together the "Exchange Offer"). These items were previously filed with the SEC and are incorporated herein by reference. The Company's Exchange Offer expired on September 30, 1997. During the year ended December 31, 1997, the Company issued 1,361,435 shares of common stock under the Exchange Offer.

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

        Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        1998 Compared to 1997

                    Ronson Corporation's (the "Company's") Earnings from Continuing Operations were $660,000 in 1998 compared to $783,000 in 1997. After the Loss from Discontinued Operations in 1998 of $949,000, the Company's Net Loss in 1998 was $289,000, compared to Net Earnings in 1997 of $783,000. The $949,000 Loss from Discontinued Operations in 1998 of Prometcor, Inc. ("Prometcor"), Newark, New Jersey, related to additional costs and expenses projected to complete compliance with environmental requirements and the eventual sale of Prometcor's properties.

                    Consolidated Net Sales were $23,173,000 in 1998 compared to $23,170,000 in 1997. Net Sales of consumer products increased at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and at Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), (together "Ronson Consumer Products"), by 3% in 1998 compared to 1997, primarily as the result of increased shipments of the Company's flame accessories. Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 5% in 1998 compared to 1997, primarily because increased sales of general aviation services were more than offset by lower sales of aircraft in 1998; however, Ronson Aviation's Earnings before Interest, Other Items and Intercompany Charges increased by 80%, before non-recurring costs, in 1998 from 1997.

                    Consolidated Cost of Sales, as a percentage of Consolidated Net Sales, was reduced to 60% in 1998 from 63% in 1997. The Cost of Sales percentage at Ronson Consumer Products was reduced to 51% in 1998 from 52% in 1997, primarily due to reductions in material costs related to certain products. The Cost of Sales percentage at Ronson Aviation decreased to 78% in 1998 from 83% in 1997, primarily due to increased sales of general aviation services, particularly increased charter services. The Cost of Sales at Ronson Aviation in 1998 included one-time costs of about $135,000 related to a release, due to a mechanical failure, of several hundred gallons of jet fuel. The Company has notified its insurance carriers and expects a reimbursement of the costs, but none of that potential insurance reimbursement has been recorded as of December 31, 1998.

                    Consolidated General and Administrative Expenses, as a percentage of Consolidated Net Sales, increased to 17% in 1998 from 15% in 1997, primarily due to increased personnel costs, to legal and other professional fees related to stockholder matters, and to costs of development of new international markets associated with a new brand of products.

                    Interest expense increased to $645,000 in 1998 from $523,000 in 1997, primarily due to increased long-term debt financing of Ronson Aviation's fourth quarter 1997 purchase of the Citation II jet.

                    Other-Net increased to $185,000 in 1998 from $107,000 in 1997, primarily due to costs accrued in the amount of $110,000 related to the Company's offer to settle the California Superfund Site matter discussed more fully below.

                    The Company's Earnings from Continuing Operations before Income Taxes were $520,000 in 1998 compared to $549,000 in 1997. The 1998 Earnings from Continuing Operations before Income Taxes of $520,000 were net of non-recurring costs of $245,000, consisting of $135,000 related to the jet fuel release and $110,000 related to the California Superfund Site matter. Improved operating earnings in 1998 of 9% at Ronson Consumer Products and of 104%, before non-recurring costs, at Ronson Aviation were offset by the increased corporate General and Administrative Expenses and the non-recurring costs.

                    The Loss from Discontinued Operations included the costs recorded by the Company related to the discontinuance of Prometcor, as follows (in thousands):

                                               Year Ended December 31,
                                             1998        1997      1996
                                            -------    -------    -------

        Discontinuance costs accrued        $ 1,506    $    --    $ 1,370
        Deferred income tax benefit            (557)        --       (180)
                                            -------    -------    -------
        Loss from Discontinued Operations   $   949    $    --    $ 1,190
                                            =======    =======    =======

                    In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor. Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of the New Jersey Environmental Cleanup Responsibility Act ("ECRA"), now known as the Industrial Site Recovery Act ("ISRA"), administered by the New Jersey Department of Environmental Protection ("NJDEP") and other applicable State laws with the objective of selling the land and existing buildings previously used in the discontinued operations. The discontinuance of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license obtained in 1984 for the storage and use on site of a radioactive element to be used in a new product, the sales of which were minimal.

                    To comply with the New Jersey state environmental laws, the Company has utilized the services of independent environmental consultants to undertake studies and extensive field tests and to develop appropriate cleanup plans. The plans as originally adopted have since been amended on many occasions to address various substances uncovered by additional tests required from time to time by NJDEP. In addition, radiological consultants have been engaged to conduct tests and sampling to develop and implement a Decommissioning Plan to terminate the NRC license held by Prometcor.

                    In assessing the results of recent additional tests for radiological and non-radiological materials required by the NJDEP and NRC in the second half of 1998, the Company has concluded that the final release of the Prometcor properties for eventual sale by the Company can be most economically obtained by the demolition of the Prometcor buildings and the removal from the site of the resulting debris, in lieu of the alternative of a prolonged period of continuing costly testing and more extensive cleanup of every part of the affected buildings. Accordingly, further testing and cleanup were undertaken and completed in January 1999 to support the Company's request to the NRC for approval of the proposed demolition. In February 1999 the NRC amended Prometcor's license to permit the demolition of the major building on the property, and the Company expects the NRC amendment for the demolition of the remaining building to be received in the next 30 days. All buildings are expected to be demolished by April 30, 1999.

                    Separately, Prometcor's plan for final radiological cleanup of the soils was approved by the NRC in November 1998 and the NJDEP in February 1999. In addition, the plan relating to non-radiological cleanup and clearance of the soil has been approved by the NJDEP and will be implemented following the demolition of the buildings. The Company's plan to resolve groundwater issues has not yet been approved by the NJDEP. Completion of the actions to be taken under the cleanup plans, including the removal of affected debris and soil as may be required, is expected to be completed later this year. At that time, the properties will be available for sale.

                    The total costs and expenses related to the termination of Prometcor's business operations in 1990, less the expected gain from the eventual sale of Prometcor's assets, have been estimated, based on the latest available information, to be about $5,770,000. These estimated costs and expenses consist of: Prometcor's expenses for the completion of compliance with the NJDEP and NRC environmental regulations; the termination of Prometcor's business operations; environmental consulting costs, legal and other professional fees; and costs for the maintenance of the Prometcor property, including insurance and taxes. These costs and expenses, net of deferred income tax benefits, have been charged against the Company's Loss from Discontinued Operations and Net Earnings
        (Loss) between the beginning of 1990 and year end 1998. The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 1998, was based, in accordance with normal accounting practices, on the lower limit of the range of costs as projected by the Company. The estimated upper limit of the range of costs is approximately $1,000,000 above the lower limit.

                    The additional costs accrued in December 1998, as discussed above, were primarily due to (in thousands):


                NRC and NJDEP environmental clearance of
                   the buildings for demolition and
                   their demolition                           $  857
                Additional time required to obtain final
                   clearance from the NRC and NJDEP              287
                Long-term groundwater monitoring (present
                   value)                                        172
                Estimated NRC and NJDEP charges, the
                   majority of which were received by the
                   Company in January 1999                       138
                Other                                             52
                                                              ------
                                                              $1,506
                                                              ======

                    The full extent of the costs and time required for completion is not determinable until the remediation and confirmation testing of the properties have been completed and accepted by the NJDEP and NRC.

        1997 Compared to 1996

                    The Company's Earnings from Continuing Operations increased to $783,000 in 1997 from $335,000 in 1996, an increase of $448,000, or
        134%. After the Loss from Discontinued Operations in 1996 of $1,190,000, the Company's Net Loss in 1996 was $855,000, compared to Net Earnings in 1997 of $783,000. The 1996 $1,190,000 Loss from Discontinued Operations of Prometcor related to additional costs and expenses projected to complete compliance with environmental requirements and the eventual sale of Prometcor's properties.

                    Consolidated Net Sales were $23,170,000 in 1997 compared to $25,454,000 in 1996. Net Sales of consumer products decreased at Ronson Consumer Products by 7% in 1997 compared to 1996, primarily as the result of reduced shipments of the Varaflame Ignitor. Net Sales at Ronson Aviation decreased by 12% in 1997 compared to 1996, primarily because increased sales of general aviation services were more than offset by lower sales of aircraft in 1997.

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
                                                           =======

                    In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Prometcor, and to comply with ISRA and all other applicable laws. As part of the plan to sell the properties of Prometcor's discontinued operations, Prometcor has also been involved in the termination of its United States NRC license. The total costs and expenses related to terminating the Prometcor operations, less the expected gain from the eventual sales of Prometcor's assets, have been projected to be approximately $4,260,000. These costs and expenses consisted of: termination of Prometcor's operations; maintenance of the Prometcor property; and completion of compliance by Prometcor with environmental regulations. In the fourth quarter of 1996, the amount of $1,370,000 was charged against the Company's Loss from Discontinued Operations, prior to deferred income tax benefits. The charges between the beginning of 1990 and year end 1996 were due primarily to: costs incurred; previously projected costs related to compliance with the NJDEP requirements; NRC related activities; and the extended period of time previously projected for NJDEP and NRC clearance. The liability for these costs and expenses recorded in the financial statements at December 31, 1997, was considered adequate by the Company, based upon: the results of testing completed; NJDEP and NRC comments; reports to the Company by its environmental counsel and environmental consultants.

        INCOME TAXES

                    In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 1998, 1997 and 1996, the Company recognized deferred income tax benefits of
        $727,000, $225,000 and $390,000, respectively, as the result of reductions in the valuation allowance related to the Company's deferred income tax assets and to accruals of costs related to discontinued
        operations in 1998 and 1996. Current income taxes in the year ended December 31, 1998, of $108,000 were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 1998, 1997 and 1996, current income tax benefits (expenses) were composed of state income tax benefits (expenses) of $(30,000), $141,000, and $(81,000), respectively. At
        December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7,293,000, investment tax credit carryforwards of $43,000 and alternative minimum tax credit carryforwards of $60,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

        IMPACT OF INFLATION

                    The Company recognizes that inflation can adversely affect the operating performance of a company. Therefore, in formulating operating and pricing policy, the Company carefully considers changing price levels. The Company believes that it has been able to pass along cost increases as they relate to the production of goods and services.

        FINANCIAL CONDITION

                    The Company's Stockholders' Equity increased to $2,145,000 at December 31, 1998, from $1,864,000 at December 31, 1997. The increase of $281,000 in 1998 in the Company's Stockholders' Equity was due primarily to a net gain on pension plans of $393,000 and amortization of the Unrecognized Net Loss on Pension Plans of $162,000, partially offset by the Net Loss of $289,000. The Company had a deficiency in working capital at December 31, 1998, of $2,208,000 as compared to $1,605,000 at December 31, 1997. The 1998 decline in working capital of $603,000 was primarily due to the accrual of $1,506,000 in costs related to discontinued operations in 1998, partially offset by Earnings from Continuing Operations of $660,000.

                    Cash increased in 1998 from changes in inventories primarily due to reduced inventories at Ronson Consumer Products. Cash increased in 1997 from changes in inventories primarily due to sales by Ronson Aviation of aircraft transferred from fixed assets into inventories. The Company's inventories were reduced by $1,412,000 in the year ended December 31, 1996, primarily due to a reduction in aircraft inventory at Ronson Aviation. Short-term debt was reduced by $1,112,000 in 1996 primarily as the result of repayment of aircraft-related loans upon the sales of the aircraft.

                    Cash increased from changes in accounts payable in 1998 primarily due to differences in timing of purchases in 1998 from 1997.

                    The Company's current liabilities of discontinued operations increased by approximately $727,000 in 1998 primarily as the result of the 1998 accrual of additional costs and expenses of $1,506,000 projected to complete compliance by Prometcor with environmental requirements. The Company's current liabilities of discontinued operations declined by $647,000 in 1997, primarily due to the expenditures incurred in the year related to Prometcor's environmental compliance.

                    Capital expenditures decreased to $845,000 in 1998 from $2,138,000 in 1997 primarily due to the fourth quarter 1997 Ronson
        Aviation purchase of a Citation II jet for use in its charter operations. The acquisition of the aircraft was financed by long-term debt from Summit Bank ("Summit"). (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

                    Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1998, Ronson Consumer Products had unused borrowings available at December 31, 1998, of about $225,000 under the Summit and Canadian Imperial Bank of Commerce lines of credit. Ronson Aviation had no outstanding loans under the Summit Revolving Loan. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $294,000 under the Summit line of credit at December 31, 1998.

                    In September 1998 Ronson Aviation entered into a long-term loan agreement with its primary fuel supplier. The loan agreement provided $250,000 to Ronson Aviation to be used to construct the new fueling facility. The loan is due in 120 monthly installments of $2,775 including interest at the rate of 6% per annum. The total cost of the new fueling facility is expected to be about $430,000, approximately $115,000 of which was yet to be incurred at December 31, 1998.

                    In October 1998 Ronson Aviation and Summit, the Company's principal lender, agreed to extend Ronson Aviation's Term Loan to June 30, 2000. All other terms of the agreement were substantially unchanged.

                    In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers that entity to also be liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. In the fourth quarter of 1998, the Company offered to settle the matter for six equal payments totalling $90,000, to be paid semiannually over three years. Although the Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $90,000, the Company's final contribution, if any, is not yet determinable. As of December 31, 1998, the Company has accrued the amount of its offer and related expenses.

                    In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000 and ceased use of most of its former underground storage tanks. The underground storage tanks formerly used by Ronson Aviation will be closed in place or removed in 1999 as required by the NJDEP. The presence or extent of any soil and groundwater contamination cannot be determined until testing has been undertaken. Ronson Aviation is currently in negotiations with the lessor, the County of Mercer ("Mercer"), as to the allocation of responsibility between Ronson Aviation and Mercer for the costs of meeting regulatory requirements as to the former tank system and for the installation of the new storage tanks, because the former tanks are owned by Mercer. In addition, most of the tanks pre-date the lease between Ronson Aviation and Mercer. The negotiations with Mercer may result in: 1) Mercer assuming responsibility for the new fueling facility, closure and removal of the former tanks, and all soil and groundwater remediation, if any, found to be required; 2) Ronson Aviation being responsible for the construction of the new fueling facility, Mercer assuming responsibility for the closure and removal of the former tanks, and all or some of the soil and groundwater remediation, with the cost incurred by Ronson Aviation to be deemed to meet the requirements in the lease for three five-year extensions through November 2022; or 3) some other allocation of responsibility for the costs. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the ultimate allocation of costs cannot be estimated at this time, the effect on the Company's financial position or results of future operations cannot be estimated at this time, but management does not believe that the effect will be material.

                    At December 31, 1998, the Company did not have significant other capital commitments. The Company has operating leases, the most significant of which relates to office space used by the Company and RCPC. The Company's total commitments under capital and operating leases are presented in Note 6 of the Notes to Consolidated Financial Statements.

                    At December 31, 1998, net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $2,520,000, substantially all of which is restricted by loan covenants as to transfer to the parent. (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

                    The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financing arrangements, potential additional sources of financing and existing cash balances.

        YEAR 2000 ISSUES

                    The Company's information technology systems have been reviewed for Year 2000 ("Y2K") readiness, and actions have been taken to update all material systems. The information technology systems used at Ronson Aviation were recently acquired and have been certified Y2K compliant. The necessary upgrades to the information technology systems utilized by the Company and Ronson Consumer Products have been acquired. The implementation of these upgraded systems has begun and is expected to be completed and tested in the second quarter of 1999.

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

                    The majority of the costs to address the Company's Y2K issues have been incurred and have not been material. Any costs remaining are not expected to be material.

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

FORWARD-LOOKING STATEMENTS

                    This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. The use of the words "expects", "plans", "anticipates" and other similar words in conjunction with discussions of future operations or financial performance identifies these statements.

                    Forward-looking statements are based on current expectations of future events. The Company cannot ensure that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or that unknown risks or uncertainties materialize, actual results could vary materially from our projections. The Company assumes no obligation to update any forward-looking statements as a result of future events or developments.

                    Investors are cautioned not to place undue reliance on such statements that speak only as of the date made. Investors also should understand that it is not possible to predict or identify all such factors and should not consider this to be a complete statement of all potential risks and uncertainties.

        Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                 Financial statements required by this item are included in
        Item 14.

        Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 There were no disagreements with accountants in the years ended December 31, 1998, 1997 and 1996.

                                    PART III

        Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        (a) Identification of directors.

                          The following table indicates certain information about the Company's seven (7) directors:

                                                          Positions and Offices
                                                               with Company
                                                          Presently Held (other
                                                          than that of Director);
                               Period                       Business Experience
                               Served   Term as           During Past Five Years
                                 as     Director           (with Company unless
 Name of Director     Age     Director  Expires              otherwise noted)
 ----------------     ---     --------  -------           ----------------------

 Louis V. Aronson II   76     1952-      1999             President & Chief
                              Present                     Executive Officer;
                                                          Chairman of Executive
                                                          Committee; Member of
                                                          Nominating Committee.

 Robert A. Aronson     49     1993-      2001             Member of Audit
                              Present                     Committee; Managing
                                                          Member of Independence
                                                          Leather, L.L.C.,
                                                          Mountainside, NJ, the
                                                          principal business of
                                                          which is the import of
                                                          leather products, May
                                                          1996 to present;
                                                          Senior Vice
                                                          President/Chief
                                                          Financial Officer of
                                                          Dreher, Inc., Newark,
                                                          NJ, the principal
                                                          business of which was
                                                          the manufacture and
                                                          import of leather
                                                          products, October 1987
                                                          to May 1996; son of
                                                          the President & Chief
                                                          Executive Officer of
                                                          the Company.

                                                          Positions and Offices
                                                               with Company
                                                          Presently Held (other
                                                          than that of Director);
                               Period                       Business Experience
                               Served   Term as           During Past Five Years
                                 as     Director           (with Company unless
 Name of Director     Age     Director  Expires              otherwise noted)
 ----------------     ---     --------  -------           ----------------------
 Albert G. Besser (1)  74     Sept.      1999             Founder, former
                              1998-                       Director and of
                              Present                     counsel for Hannoch
                                                          Weisman, Attorneys at
                                                          Law, Roseland, NJ,
                                                          1957 to present;
                                                          Editor, New Jersey Law
                                                          Journal, 1970 to
                                                          present; Arbitrator
                                                          for NASD, 1993 to
                                                          present.

 Erwin M. Ganz         69     1976-      2001             Chairman of Audit
                              Present                     Committee; Member of
                                                          Executive Committee
                                                          and Nominating
                                                          Committee; Consultant
                                                          for the Company, 1994
                                                          to present; Executive
                                                          Vice President-
                                                          Industrial Operations,
                                                          1975 to 1993; Chief
                                                          Financial Officer,
                                                          1987 to 1993.

Gerard J. Quinnan      70     1996-       2000            Consultant for the
                              Present                     Company, 1990 to
                                                          present; Vice
                                                          President-General
                                                          Manager of Ronson
                                                          Consumer Products
                                                          Corporation, 1981 to
                                                          1990.

                                                          Positions and Offices
                                                               with Company
                                                          Presently Held (other
                                                          than that of Director);
                               Period                       Business Experience
                               Served   Term as           During Past Five Years
                                 as     Director           (with Company unless
 Name of Director     Age     Director  Expires              otherwise noted)
 ----------------     ---     --------  -------           ----------------------
Justin P. Walder       63     1972-      2001             Secretary; Assistant
                              Present                     Corporation Counsel;
                                                          Member of Executive
                                                          Committee and
                                                          Nominating Committee;
                                                          Principal in Walder,
                                                          Sondak & Brogan, P.A.,
                                                          Attorneys at Law,
                                                          Roseland, NJ.

Saul H. Weisman        73     1978-      2000             Member of Executive
                              Present                     Committee and Audit
                                                          Committee; Retired
                                                          President, Jarett
                                                          Industries, Inc.,
                                                          Cedar Knolls, NJ, the
                                                          principal business of
                                                          which is the sale of
                                                          hydraulic and
                                                          pneumatic equipment to
                                                          industry, 1955 to
                                                          1997.

(1) Mr. Besser was appointed on September 15, 1998, to the Class II director position vacated due to the August 1998 resignation of Mr. Barton P. Ferris, Jr.

                    No director also serves as a director of another company registered under the Securities Exchange Act of 1934.

(b) Identification of executive officers.

                    The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2002:

                                                     Positions and Offices
                              Period Served              with Company;
       Name          Age       as Officer            Family Relationships
-------------------  ---       ----------          ------------------------

Louis V. Aronson II  76          1953-           President & Chief Executive
                                 Present         Officer; Chairman of
                                                 Executive Committee; Director.

Daryl K. Holcomb     48          1996-           Vice President;
                                 Present

                                 1993-           Chief Financial Officer;
                                 Present

                                 1988-           Controller and Treasurer; None.
                                 Present

Justin P. Walder     63          1989-           Secretary;
                                 Present

                                 1972-           Assistant Corporation Counsel;
                                 Present         Director; None.

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

        Item 11 - EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION TABLE

                    The Summary Compensation Table presents compensation information for the years ended December 31, 1998, 1997 and 1996, for the Chief Executive Officer and the other executive officer of the Company whose combined base salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                                            Compensa-   All
                                      Annual Compensation      tion    Other
        Name and                      -------------------   ---------  Compen-
        Principal                     Salary        Bonus    Options/  sation
        Position              Year     ($)         ($)(1)    SARS (#)  ($)(2)
        --------              ----    -------------------   ---------  ------
    Louis V. Aronson II       1998   $494,773     $51,535       --    $11,204
        President & Chief     1997    462,405      39,597       --     10,446
        Executive Officer     1996    432,154      53,229   22,500     10,024

    Daryl K. Holcomb          1998    127,500      17,929       --      2,805
        Vice President &      1997    119,062      12,724       --      2,701
        Chief Financial       1996    111,687      15,969   10,000      2,500
        Officer, Controller
        & Treasurer

        Footnotes

        (1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes.

        (2) In 1998 All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $3,200 and Mr. Holcomb, $2,805); and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $8,004).


        OPTION GRANTS IN LAST FISCAL YEAR

                    None.


        AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

                    The following table summarizes, for each of the named executive officers, options exercised during the year and the number of stock options unexercised at December 31, 1998. All options held by the named executives were exercisable at December 31, 1998. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                     Value of
                         Shares                   Number of        In-the-Money
                        Acquired              Unexercised Options    Options at
                           on      Value (1)     at FY-End (2)       FY-End (3)
         Name           Exercise   Realized       Exercisable       Exercisable
         ----           --------   --------       -----------       -----------

   Louis V. Aronson II      --     $    --         22,500            $    --
   Daryl K. Holcomb      7,000      14,350         15,500             10,750

        Footnotes

        (1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

        (2) The options held by the named executive officers at December 31, 1998, are exercisable at any time and expire on May 22, 2000, and June 26, 2001.

        (3) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 1998, to the option prices. Options to purchase 15,500 shares held by Mr. Holcomb were in-the-money at December 31, 1998.

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

                    EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

                    Mr. L.V. Aronson II is a party to an employment contract with the Company dated September 21, 1978, which, as amended on July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August
        22, 1991, May 22, 1995,  June 11, 1997, and December 17, 1998,  provides for a term expiring December 31, 2002. The employment contract provides for the payment of a base salary which is to be increased 7% as of January 1 of each year. It also provides that the Company shall reimburse Mr. L.V. Aronson for expenses, provide him with an automobile, and pay a death benefit equal to two years' salary. During 1990 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract, and, in addition, a 7% salary increase due January 1, 1991, under the terms of the contract was waived. During 1992 also, Mr. L.V. Aronson offered and accepted a 7% reduction in his base salary. Effective September 1, 1993, Mr. L.V. Aronson offered and accepted a further 5% reduction in his base salary. Under the employment contract, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contract also provides that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contract.


                    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                    The Board of the Company, as a whole, provides overall guidance of the Company's executive compensation program. All members of the Board participate in the review and approval of each of the components of the Company's executive compensation program described below, except that no director who is also a Company employee participates in the review and approval of his compensation. Directors of the Company who are also current employees of the Company are Messrs. L.V. Aronson and Walder. Directors of the Company who are also former employees of the Company are Messrs. R.A. Aronson, whose employment with the Company ceased in 1987, Ganz, who retired from the Company in 1993, and Quinnan, who retired from Ronson Consumer Products in 1990. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 2000, which is cancellable at any time by either party with 180 days notice and, effective January 1, 1999, provides compensation at the annual rate of $83,000 for the years ending December 31, 1999 and 2000, plus participation in the Company's health and life insurance plans and the use of an automobile. Mr. Ganz's compensation under the agreement was $77,500 for the year ended December 31, 1998. Mr. Quinnan has a consulting agreement with the Company for the period ending December 31, 1999, which is cancellable at any time by either party with 60 days notice. The agreement provides that Mr. Quinnan perform consulting services for the Company, Ronson Consumer Products, and Prometcor at a specified daily rate. In 1998 Mr. Quinnan was compensated $22,024 for his services and was provided the use of an automobile.

        (a) Transactions with management and others.

                    During the year ended December 31, 1998, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $80,781. A greater than 10% shareholder of Michael Graphics is the son-in-law of the Company's President.

                    In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a 5% shareholder of the Company. The agreement provides that Mr. Dinger will perform certain consulting services for the Company for a period of 18 months at a fee of $4,500 per month. During the year ended December 31, 1998, Mr. Dinger was compensated $13,500 under the agreement.

                    In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,666 shares of the Company's common stock held by Mr. Dinger. The option is for a period of 18 months, and the exercise price of the option is $5.25 per share. The cost of the option is $5,500 per month for the period of the option or until exercised. The Company incurred a cost of $16,500 during the year ended December 31, 1998. As part of the option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option.

        (b) Certain business relationships.

                    During the year ended December 31, 1998, the Company, RCPC, Ronson Aviation and Prometcor retained the firm of Walder, Sondak & Brogan, P.A., Attorneys at Law, to perform legal services. Justin P. Walder, a principal in that firm, is a director and officer of the Company.

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

                    Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

        Name and Address
         of Beneficial                    Title of        Beneficially        Percent of
            Owner                          Class             Owned              Class
        ----------------                  --------        ------------        ----------
        Louis V. Aronson II               Common         786,849 (1)(2)      24.4% (1)(2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Ronson Corporation Retirement
        Plan                              Common         171,300 (2)          5.4% (2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Patrick Kintz                     Common         232,200 (3)          7.3% (3)
           8323 Misty Vale
           Houston, Texas 77075

        Carl W. Dinger III                Common         184,666 (4)          5.8% (4)
           7 Lake Trail West
           Morristown, New Jersey 07960

        Steel Partners II, L.P.           Common         316,199 (5)          9.9% (5)
           750 Lexington Avenue
           27th Floor
           New York, New York 10022

        (1) Includes 22,500 shares of unissued common stock issuable to Mr. L.V. Aronson upon exercise of stock options held by Mr. L.V. Aronson under the Ronson Corporation 1996 Incentive Stock Option Plan.

        (2) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 171,300 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson, Ganz and Gedinsky. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 958,149 shares, or 29.8% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 200,442 shares, or 6.3% of the class. If the shares held by the Retirement Plan were included in Mr. Gedinsky's beneficial ownership, Mr. Gedinsky's beneficial ownership would be 171,300 shares or 5.4% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997.

        (3) 232,200 common shares owned directly. This information was provided to the Company by Mr. Kintz.

        (4) 184,666 common shares owned directly. This information was provided to the Company by Mr. Dinger. Mr. Dinger has provided the Company's Board of Directors with an irrevocable proxy to vote these shares (refer to "Transactions with Management and Others" in Item 11 above).

        (5) 316,199 common shares owned by Steel Partners II, L.P., Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D filed with the SEC by Steel Partners II, L.P., and Mr. Lichtenstein.

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

        Name of Individual or    Amount and Nature of       Percent of
          Identity of Group     Beneficial Ownership(2)       Class
        ---------------------   ----------------------      ----------
        Louis V. Aronson II           786,849 (3)              24.4%

        Robert A. Aronson               6,995                   (1)

        Albert G. Besser                  700                   (1)

        Erwin M. Ganz                  29,142 (3)               (1)

        Gerard J. Quinnan               3,500                   (1)

        Justin P. Walder               47,503                   1.5%

        Saul H. Weisman                15,343                   (1)

        Daryl K. Holcomb               33,270                   1.0%

        All Directors and
        Officers as a group
        (nine (9) individuals
        including those named above)  927,502                  28.6%

        (1) Shares  owned   beneficially  are  less  than  1%  of  total  shares
            outstanding.

        (2) Shares listed as owned beneficially include 46,500 shares subject to option under the Ronson Corporation 1987 and 1996 Incentive Stock Option Plans as follows:

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

        (3) Does not include 171,300 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Plan's trustees, Messrs. L.V. Aronson, Ganz and Gedinsky. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 958,149 shares, or 29.8% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 200,442 shares, or 6.3% of the class.

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

                   (10) Material contracts.

                        On January 6, 1995, RCPC entered into an agreement with Summit for a Revolving Loan and a Term Loan. On March 6, 1997, the Revolving Loan was amended and extended to June 30, 2000. On July 8, 1997, the Revolving Loan was further amended to provide $400,000 in additional loan availability. The 1995 agreements were attached to the
        Company's 1994 Form 10-K as Exhibits 10(a)-10(f). The March 1997 amendments to the Revolving Loan were attached to the Company's 1996 Form 10-K as Exhibits 10(a)-10(c). The July 1997 amendment was attached to the Company's September 30, 1997, Form 10-Q as Exhibit 10(g).

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

                        For further information on Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 1998, filed with this report pursuant to
        Item 8, which is incorporated herein by reference.

                        The Company is a party to an employment contract with Mr. Louis V. Aronson II dated December 21, 1978, as amended July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August
        22, 1991,  May 22,  1995,  June 11,  1997,  and December 17, 1998.  This
        contract is incorporated herein by reference as filed as Exhibit 10.16 to Registration Statement No. 33-13696 on Form S-2 dated September 18, 1987. The amendment dated December 17, 1998, is attached hereto as
        Exhibit 10(a).

                 (a) The Summary of the Management Incentive Plan of the Company and its subsidiaries is attached as Exhibit 10(b).

                   (20) Other documents or statements to security holders.

                        The Ronson Corporation Notice of Meeting of Stockholders held on October 27, 1998, and Proxy Statement was filed on September 29, 1998, and is incorporated herein by reference.

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

                        (99) Additional exhibits.

                       None.

        (b) Reports on Form 8-K filed in the fourth quarter of 1998.

                        On October 30, 1998, and on November 13, 1998, the Company filed reports on Form 8-K with the Securities and Exchange Commission providing information in response to Item 5 of such reports. No financial statements or pro forma financial information was included in these reports.

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

   Dated:  March 29, 1999       By:     /s/Louis V. Aronson II
                                        ------------------------------------
                                        Louis V. Aronson II, President and
                                        Chief Executive Officer and Director



   Dated:  March 29, 1999       By:     /s/Daryl K. Holcomb
                                        ------------------------------------
                                        Daryl K. Holcomb, Vice President &
                                        Chief Financial Officer, Controller
                                        and Treasurer



   Dated:  March 29, 1999       By:     /s/Justin P. Walder
                                        ------------------------------------
                                        Justin P. Walder, Secretary and
                                        Director



   Dated:  March 29, 1999       By:     /s/Robert A. Aronson
                                        ------------------------------------
                                        Robert A. Aronson, Director



   Dated:  March 29, 1999       By:     /s/Albert G. Besser
                                        ------------------------------------
                                        Albert G. Besser, Director



   Dated:  March 29, 1999       By:     /s/Erwin M. Ganz
                                        ------------------------------------
                                        Erwin M. Ganz, Director



   Dated:  March 29, 1999       By:     /s/Gerard J. Quinnan
                                        ------------------------------------
                                       Gerard J. Quinnan, Director



   Dated:  March 29, 1999       By:     /s/Saul H. Weisman
                                        ------------------------------------
                                        Saul H. Weisman, Director

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14 (a) (1) and (2), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                          YEAR ENDED DECEMBER 31, 1998




                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

              RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
              ----------------------------------------------------
                  Dollars in thousands (except per share data)

                                     1998        1997       1996       1995        1994
                                     ----        ----       ----       ----        ----

        Net sales                  $23,173     $23,170    $25,454     $26,953    $25,583
        Earnings from continuing
          operations                   660         783        335       1,500      1,074
        Total assets                14,602      13,519     12,104      13,403     11,887
        Long-term obligations        4,195       4,222      2,963       3,312      2,389
        Per common share (1,2):
          Earnings from continuing
            operations:
               Basic                  0.20        0.26       0.09        0.77       0.52
               Diluted                0.20        0.25       0.09        0.57       0.42

        (1) Basic Earnings per Common Share assumes no conversion of preferred shares to common shares and Diluted Earnings per Common Share assumes full conversion of all preferred shares to common and includes the dilutive effect of outstanding stock options. The assumed conversion of preferred shares to common and the exercise of stock options were anti-dilutive for the years ended December 31, 1998 and 1996, and, therefore, they were excluded from the computation of Diluted Earnings per Common Share for those years.

        (2) No dividends on common stock were declared or paid during the five years ended December 31, 1998.

   FORM 10-K -- ITEM 14 (a) (1) and (2)

   RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


   The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:


        Consolidated Balance Sheets - December 31, 1998 and 1997

        Consolidated Statements of Operations - Years Ended
                December 31, 1998, 1997 and 1996

        Consolidated Statements of Changes in Stockholders' Equity - Years Ended
                December 31, 1998, 1997 and 1996

        Consolidated  Statements of Cash Flows - Years Ended
                December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

   The  following   consolidated   financial   statement   schedules  of  Ronson
   Corporation and its wholly owned subsidiaries to be included in Item 14(d) will be filed by the Company by amendment before April 30, 1999:


        Schedule I              Condensed Financial Information
                                        of Company

        Schedule II             Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT


   The Board of Directors and Stockholders
   Ronson Corporation

   We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders'equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ronson Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/DEMETRIUS & COMPANY, L.L.C.
------------------------------
   DEMETRIUS & COMPANY, L.L.C.

   Wayne, New Jersey
   March 12, 1999

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands


                      ASSETS
                      ------                                        December 31,
                                                                 ----------------
                                                                 1998        1997
                                                                 ----        ----
CURRENT ASSETS:
Cash and cash equivalents ................................     $   146     $    32
Accounts receivable, less allowances for doubtful accounts
  of: 1998, $90; 1997, $76 ...............................       1,777       1,865

Inventories:
  Finished goods .........................................       2,189       2,260
  Work in process ........................................          66          62
  Raw materials ..........................................         429         695
                                                               -------     -------
                                                                 2,684       3,017
Other current assets .....................................         765         527

Current assets of discontinued operations ................         682         387
                                                               -------     -------
      TOTAL CURRENT ASSETS ...............................       6,054       5,828

PROPERTY, PLANT AND EQUIPMENT:
Land .....................................................          19          19
Buildings and improvements ...............................       3,740       3,742
Machinery and equipment ..................................       7,456       7,071
Construction in progress .................................         471          61
                                                               -------     -------
                                                                11,686      10,893

Less accumulated depreciation and amortization ...........       5,879       5,424
                                                               -------     -------
                                                                 5,807       5,469

INTANGIBLE PENSION ASSETS ................................         256         320

OTHER ASSETS .............................................       1,202         843

OTHER ASSETS OF DISCONTINUED OPERATIONS ..................       1,283       1,059
                                                               -------     -------
                                                               $14,602     $13,519
                                                               =======     =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands (except share data)

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------                                        December 31,
                                                                            -----------------
                                                                              1998      1997
                                                                              ----      ----
  CURRENT LIABILITIES:
  Short-term debt .............................................             $ 2,209   $ 2,713
  Current portion of long-term debt ...........................                 392       368
  Current portion of lease obligations ........................                  97        91
  Accounts payable ............................................               1,941     1,431
  Accrued expenses ............................................               1,790     1,724
  Current liabilities of discontinued operations ..............               1,833     1,106
                                                                            -------   -------
       TOTAL CURRENT LIABILITIES ..............................               8,262     7,433

  LONG-TERM DEBT ..............................................               3,649     3,561

  LONG-TERM LEASE OBLIGATIONS .................................                 112       183

  PENSION OBLIGATIONS .........................................                 239       394

  OTHER LONG-TERM LIABILITIES .................................                  34        36

  LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS ............                 161        48

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, authorized 5,000,000 shares:
    12% cumulative convertible, $0.01 stated value; outstanding
    1998 and 1997, 36,518 .....................................                  --        --

  Common stock par value $1

                                              1998              1997
                                              ----              ----
  Authorized shares ...................... 11,848,106        11,848,106
  Reserved shares ........................    125,218           139,618
  Issued (including treasury) ............  3,259,507         3,225,607       3,260     3,226

Additional paid-in capital ...............                                   29,007    28,991
Accumulated deficit ......................                                  (27,442)  (27,153)
Accumulated other comprehensive deficit ..                                   (1,086)   (1,606)
                                                                            -------   -------
                                                                              3,739     3,458

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands (except share data)

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------                                        December 31,
                                                                            ------------------
                                                                             1998        1997
                                                                             ----        ----
Less cost of treasury shares:
  1998, 62,365 and 1997, 62,332 common shares .                               1,594      1,594
                                                                            -------    -------
  TOTAL STOCKHOLDERS' EQUITY ..................                               2,145      1,864
                                                                            -------    -------
                                                                            $14,602    $13,519
                                                                            =======    =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
Dollars in thousands (except per share data)
                                                              Year Ended December 31,
                                                         --------------------------------
                                                         1998          1997          1996
                                                         ----          ----          ----
NET SALES ........................................     $ 23,173      $ 23,170      $ 25,454
                                                       --------      --------      --------
Cost and expenses:
  Cost of sales ..................................       13,865        14,504        16,522
  Selling, shipping and advertising ..............        3,586         3,613         3,650
  General and administrative .....................        3,840         3,384         3,196
  Depreciation and amortization ..................          532           490           551
                                                       --------      --------      --------
                                                         21,823        21,991        23,919
                                                       --------      --------      --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INTEREST AND OTHER ITEMS .......................        1,350         1,179         1,535
                                                       --------      --------      --------
Other expense:
  Interest expense ...............................          645           523           762
  Other-net ......................................          185           107           567
                                                       --------      --------      --------
                                                            830           630         1,329
                                                       --------      --------      --------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ............................          520           549           206

Income tax benefits-net ..........................          140           234           129
                                                       --------      --------      --------
EARNINGS FROM CONTINUING OPERATIONS ..............          660           783           335

Loss from discontinued operations (net of tax
  benefits of: 1998, $557; 1997, $132; 1996, $180)         (949)           --        (1,190)
                                                       --------      --------      --------

NET EARNINGS (LOSS) ..............................     $   (289)     $    783      $   (855)
                                                       ========      ========      ========
EARNINGS (LOSS) PER COMMON SHARE:

Basic:
  Earnings from continuing operations ............     $   0.20      $   0.26      $   0.09
  Loss from discontinued operations ..............        (0.30)           --         (0.66)
                                                       --------      --------      --------
  Net earnings (loss) ............................     $  (0.10)     $   0.26      $  (0.57)
                                                       ========      ========      ========
Diluted:
  Earnings from continuing operations ............     $   0.20      $   0.25      $   0.09
  Loss from discontinued operations ..............        (0.30)           --         (0.66)
                                                       --------      --------      --------
  Net earnings (loss) ............................     $  (0.10)     $   0.25      $  (0.57)
                                                       ========      ========      ========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
For the Years Ended December 31, 1998, 1997 and 1996
Dollars in thousands


                                                                                               Accumu
                              12% Cumulative                                                   lated
                                Convertible                                            Compre   Other         Treasury Stock
                              Preferred Stock   Common Stock    Additional             hensive Compre            (at cost)
                              --------------- ----------------   Paid-in   Accumulated Income  hensive    --------------------------
                               Shares Amount  Shares    Amount   Capital     Deficit   (Loss)  Deficit   Shares  Amount      Total
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1995   847,308  $ 8  1,820,893  $ 1,821  $ 30,308  $ (27,081)          $ (1,429) 62,087 $ (1,593)   $ 2,034
                               -------  ---  ---------  -------  --------  ---------           --------  ------ --------    -------
Net loss - 1996                                                                 (855)  $ (855)                                 (855)
                                                                                       ------
Translation adjustment                                                                    (10)
Pensions                                                                                  (38)
                                                                                       ------
Other comprehensive loss                                                                  (48)      (48)                        (48)
                                                                                       ------
Comprehensive loss                                                                     $ (903)
                                                                                       ======
Stock options exercised                         33,333       33        47                                                        80
Conversion                      (9,713)  --      9,713       10       (10)                                                       --
Treasury shares                                                                                              18       (1)        (1)
                               -------  ---  ---------  -------  --------  ---------           --------  ------ --------    -------
Balance at December 31, 1996   837,595    8  1,863,939    1,864    30,345    (27,936)            (1,477) 62,105   (1,594)     1,210
                               -------  ---  ---------  -------  --------  ---------           --------  ------ --------    -------
Net earnings - 1997                                                              783   $  783                                   783
                                                                                       ------
Translation adjustment                                                                    (25)
Pensions                                                                                 (104)
                                                                                       ------
Other comprehensive loss                                                                 (129)     (129)                       (129)
                                                                                       ------
Comprehensive income                                                                   $  654
                                                                                       ======
Exchange offer                (800,844)  (8) 1,361,435    1,362    (1,354)                                                       --
Conversion                        (233)  --        233       --                                                                  --
Treasury shares                                                                                             227       --         --
                               -------  ---  ---------  -------  --------  ---------           --------  ------ --------    -------

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
For the Years Ended December 31, 1998, 1997 and 1996
Dollars in thousands

                                                                                               Accumu
                              12% Cumulative                                                   lated
                                Convertible                                            Compre  Other            Treasury Stock
                              Preferred Stock   Common Stock    Additional             hensive Compre             (at cost)
                              --------------- ----------------   Paid-in   Accumulated Income  hensive   ---------------------------
                               Shares Amount  Shares    Amount   Capital     Deficit   (Loss)  Deficit   Shares  Amount      Total
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    36,518   --  3,225,607    3,226    28,991    (27,153)            (1,606) 62,332   (1,594)     1,864
                               -------  ---  ---------  -------  --------  ---------           --------  ------ --------    -------
Net loss - 1998                                                                 (289)  $ (289)                                 (289)
                                                                                         ----
Translation adjustment                                                                    (35)
Pensions                                                                                  555
                                                                                         ----
Other comprehensive income                                                                520       520                         520
                                                                                         ----
Comprehensive income                                                                   $  231
                                                                                         ====
Shares issued for:
  Stock options exercised                       13,900       14         3                                                        17
  Other                                         20,000       20        30                                                        50
Stock option purchased                                                (17)                                                      (17)
Treasury shares                                                                                              33         --       --
                               -------  ---  ---------  -------  --------  ---------           --------  ------   --------  -------
Balance at December 31, 1998    36,518  $--  3,259,507  $ 3,260  $ 29,007  $ (27,442)          $ (1,086) 62,365   $ (1,594)   2,145
                               =======  ===  =========  =======  ========  =========           ========  ======   ========  =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Dollars in thousands
                                                                   Year Ended December 31,
                                                               ------------------------------
                                                               1998         1997         1996
                                                               ----         ----         ----
Cash Flows from Operating Activities:
Net earnings (loss) ....................................    $  (289)     $   783      $  (855)
Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
   Depreciation and amortization .......................        532          490          551
   Deferred income tax benefits ........................       (727)        (225)        (390)
   Increase (decrease) in cash from changes in:
      Accounts receivable ..............................         88         (248)         323
      Inventories ......................................        426          737        1,412
      Other current assets .............................        (93)         (73)         133
      Accounts payable .................................        417          (46)          49
      Accrued expenses .................................         21          (72)         (84)
   Net change in pension-related accounts ..............        209          (56)         (30)
   Other ...............................................        (54)          57          137
   Discontinued operations .............................        864         (791)         685
                                                            -------      -------      -------

      Net cash provided by operating activities ........      1,394          556        1,931
                                                            -------      -------      -------
Cash Flows from Investing Activities:
      Net cash used in investing activities,
       capital expenditures ............................       (845)      (2,138)        (504)
                                                            -------      -------      -------
Cash Flows from Financing Activities:
Proceeds from long-term debt ...........................        489        2,085          400
Proceeds from short-term debt ..........................      1,085        1,431        1,847
Proceeds from exercise of stock options ................         17           --           80
Proceeds from issuance of common stock .................         50           --           --
Payments of long-term debt .............................       (377)        (970)        (665)
Payments of long-term lease obligations ................        (93)        (110)         (78)
Payments of short-term debt ............................     (1,589)        (938)      (2,959)
Other ..................................................        (17)          --           --
                                                            -------      -------      -------
      Net cash provided by (used in)
         financing activities ..........................       (435)       1,498       (1,375)
                                                            -------      -------      -------
Net increase (decrease) in cash ........................        114          (84)          52

Cash at beginning of year ..............................         32          116           64
                                                            -------      -------      -------

Cash at end of year ....................................    $   146      $    32      $   116
                                                            =======      =======      =======

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

        Property and Depreciation - Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method. Capitalized leases are amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter. At December 31, 1998 and 1997, aircraft and other related costs utilized by Ronson Aviation in its charter operations and held for more than one year were classified as property, plant and equipment. The term notes payable secured by the above-mentioned aircraft were also classified as long-term debt.

        Inventories - Inventories, other than aircraft, are valued at the lower of average cost or market. Aircraft inventory is carried at the lower of cost, specific identification, or market.

        Foreign Currency Translation - All balance sheet accounts of the Company's foreign subsidiary, Ronson-Canada, are translated at the current exchange rate as of the end of the year. All income statement accounts are translated at average currency exchange rates. Stockholders' Equity accounts are translated at historical exchange rates. The resulting translation adjustment is recorded as part of Accumulated Other Comprehensive Deficit in Stockholders' Equity. Transaction gains and losses are not significant in the periods presented.

        Fair Value of Financial Instruments - The Company has adopted Statement of Financial Accounting Standards ("SFAS") #107 "Disclosures about Fair Value of Financial Instruments" which requires all entities to disclose the fair value of financial instruments for which it is practicable to estimate fair value.

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

        Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $164,000, $141,000 and $134,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Advertising Costs - Costs of advertising are expensed as incurred and amounted to approximately $295,000, $446,000 and $561,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Income Taxes - In accordance with SFAS #109, "Accounting for Income Taxes", in 1998, 1997 and 1996, the Company recorded net deferred income tax assets of $727,000, $225,000 and $390,000, respectively.

        Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):


                                              Year Ended December 31, 1998
                                              ----------------------------
                                              Earnings           Per Share
                                               (Loss)    Shares    Amount
                                              --------   ------  ---------
   Earnings from continuing
     operations.........................      $    660
   Less accrued dividends on
     preferred stock....................            (8)
                                              --------
   Continuing operations................           652    3,183  $   0.20
   Loss from discontinued operations....          (949)   3,183     (0.30)
                                              --------           --------
     BASIC                                    $   (297)   3,183  $  (0.10)
                                              ========    =====  ========

   Effect of dilutive securities (1):
     Stock options......................                     --
     Cumulative convertible
      preferred stock...................            --       --
                                              --------    -----
   Continuing operations................           652    3,183  $   0.20
   Loss from discontinued operations....          (949)   3,183     (0.30)
                                              --------           --------
     DILUTED                                  $   (297)   3,183  $  (0.10)
                                              ========    =====  ========

                                              Year Ended December 31, 1997
                                              ----------------------------
                                                                 Per Share
                                              Earnings   Shares    Amount
                                              --------   ------  ---------
   Earnings from continuing
     operations.........................      $    783
   Less accrued dividends on
     preferred stock....................            (8)
                                              --------
   Continuing operations................           775    2,958    $  0.26
   Loss from discontinued operations....            --    2,958         --
                                              --------             -------

     BASIC                                         775    2,958    $  0.26
                                              ========    =====    =======

   Effect of dilutive securities:
     Stock options......................                     11
     Cumulative convertible
      preferred stock...................             8      161
                                              --------    -----
   Continuing operations................           783    3,130    $   0.25
   Loss from discontinued operations....            --    3,130          --
                                              --------             --------
     DILUTED                                  $    783    3,130    $   0.25
                                              ========    =====    ========

                                              Year Ended December 31, 1996
                                              ----------------------------
                                               Earnings         Per Share
                                               (Loss)    Shares   Amount
                                              --------  -------  --------
  Earnings from continuing
     operations.........................      $    335
   Less accrued dividends on
     preferred stock....................          (176)
                                              --------
   Continuing Operations................           159    1,792    $ 0.09
   Loss from discontinued operations....        (1,190)   1,792     (0.66)
                                              --------              -----

     BASIC                                    $ (1,031)   1,792    $(0.57)
                                              ========    =====    ======

   Effect of dilutive securities (1):
     Stock options......................                     --
     Cumulative convertible
      preferred stock...................            --       --
                                              --------    -----
   Continuing Operations................           159    1,792    $ 0.09
   Loss from discontinued operations....        (1,190)   1,792     (0.66)
                                              --------              -----

     DILUTED                                  $ (1,031)   1,792    $(0.57)
                                              ========    =====    ======

    (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the years ended December 31, 1998 and 1996, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings (Loss) per Common Share for those periods.

        Stock Options - The Company has elected to follow Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees" (APB #25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS #123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB #25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        On November 15, 1996, the Company issued an offer to exchange 1.7 shares of its common stock for each share of preferred stock outstanding. After the expiration of the offer on September 30, 1997, the Company had accepted a total of 800,844 shares of preferred stock and had issued a total of 1,361,435 shares of common stock in exchange under the Company's Exchange Offer. At December 31, 1998, the Company had outstanding 36,518 shares of preferred stock and 3,197,142 shares of common stock.


   Note 2.  DISCONTINUED OPERATIONS:

                The  Loss  from  Discontinued   Operations  included  the  costs
   recorded by the Company related to the discontinuance of Prometcor as follows (in thousands):

                                                   Year Ended December 31,
                                                 1998        1997      1996
                                                 ----        ----      ----

        Discontinuance costs accrued .......    $1,506      $   --    $1,370

         Deferred income tax benefit ........      (557)         --      (180)
                                                ------      ------    ------

        Loss from Discontinued Operations ..    $  949      $   --    $1,190
                                                ======      ======    ======

                In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor. Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of the New Jersey Industrial Site Recovery Act ("ISRA") administered by the New Jersey Department of Environmental Protection ("NJDEP") and other applicable State laws with the objective of selling the land and existing buildings previously used in the discontinued operations. The discontinuance of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license obtained in 1984 for the storage and use on site of a radioactive element to be used in a new product, the sales of which were minimal.

                The total costs and expenses related to the termination of Prometcor's business operations in 1990, less the expected gain from the eventual sale of Prometcor's assets, have been estimated, based on the latest available information, to be about $5,770,000. These estimated costs and expenses consist of: Prometcor's expenses for the completion of compliance with the NJDEP and NRC environmental regulations; the termination of Prometcor's business operations; environmental consulting costs, legal and other professional fees; and costs for the maintenance of the Prometcor property, including insurance and taxes. These costs and expenses, net of deferred income tax benefits, have been charged against the Company's Loss from Discontinued Operations and Net Earnings (Loss) between the beginning of 1990 and year end 1998. The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 1998, was based on the lower limit of the range of costs as projected by the Company. The estimated upper limit of the range of costs is approximately $1,000,000 above the lower limit.

                The full extent of the costs and time required for completion is not determinable until the remediation and confirmation testing of the properties have been completed and accepted by the NJDEP and NRC.

                Prometcor is being accounted for as a discontinued operation, and, accordingly, its operating results are reported in this manner in all years presented in the accompanying Consolidated Statements of Operations and other related operating statement data.

                The assets and liabilities of Prometcor are reflected in the Consolidated Balance Sheets under assets and liabilities of discontinued operations. At December 31, 1998, Other Assets of Discontinued Operations consisted primarily of land and buildings and net deferred income tax assets of Prometcor. The Current Liabilities of Discontinued Operations at December 31, 1998, consisted principally of $1,665,000 of accrued costs related to the environmental compliance of Prometcor and accrued costs related to discontinuance of Prometcor.

   Note 3.  INCOME TAXES:

        At December 31, 1998, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $7,300,000, expiring as follows: $2,750,000 in 1999; $800,000 in 2000 to 2001; $1,750,000 in 2005 to
   2007; and $2,000,000 in 2010 to 2012. The Company also had available alternative minimum tax credit carryforwards of approximately $60,000.

        The income tax benefits (expenses) consisted of the following (in thousands):

                                                   Year Ended December 31,
                                                    1998     1997    1996
                                                    ----     ----    ----
   Current:
     State. . . . . . . . . . . . . . . . . . . .  $ (30)   $ 141   $ (81)
                                                   -----    -----   -----

   Deferred:
     Federal. . . . . . . . . . . . . . . . . . .    498      170     342
     State. . . . . . . . . . . . . . . . . . . .    229       55      48
                                                   -----    -----   -----
                                                     727      225     390
                                                   -----    -----   -----
                                                     697      366     309
   Allocated to discontinued operations . . . . .    557      132     180
                                                   -----    -----   -----
     Income tax benefits-net. . . . . . . . . . .  $ 140    $ 234   $ 129
                                                   =====    =====   =====

        The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax benefits (expenses) is as follows (in thousands):

                                                   Year Ended December 31,
                                                    1998     1997    1996
                                                    ----     ----    ----
   Tax expense amount computed using
     statutory rate. . . . . . . . . . . . . . . . $(177)   $(187)  $ (70)
   State taxes, net of federal benefit . . . . . .   (20)     (93)    (53)
   Operations outside the US . . . . . . . . . . .    27        2       4
   Recognition of deferred income tax assets:
     Federal . . . . . . . . . . . . . . . . . . .   498      170     162
     State . . . . . . . . . . . . . . . . . . . .   229       55      48
   Discontinued operations and other . . . . . . .  (417)     287      38
                                                   -----    -----   -----
     Income tax benefits-net . . . . . . . . . . . $ 140    $ 234   $ 129
                                                   =====    =====   =====

        The tax effects of temporary  differences  that give rise to significant
   portions  of  the  deferred   income  tax  assets  and  deferred  income  tax
   liabilities are presented below (in thousands):

                                                              December 31,
                                                              1998    1997
                                                              ----    ----
   Deferred income tax assets:
      Inventories, principally due to additional costs
        inventoried for tax purposes pursuant to the Tax
        Reform Act of 1986 and valuation reserves
        for financial reporting purposes. . . . . . . . . . . $  108  $  167
      Compensated absences, principally due to accrual for
        financial reporting purposes. . . . . . . . . . . . .    131     115
      Compensation, principally due to accrual
        for financial reporting purposes. . . . . . . . . . .    118      93
      Accrual of projected environmental costs, principally
        related to Prometcor's compliance with NJDEP and NRC
        requirements. . . . . . . . . . . . . . . . . . . . .    878     360
      Net operating loss carryforwards. . . . . . . . . . . .  3,067   4,452
      Alternative minimum tax and
        investment tax credit carryforwards . . . . . . . . .    104     124
      Other . . . . . . . . . . . . . . . . . . . . . . . . .    132     126
                                                              ------  ------
        Total gross deferred income tax assets. . . . . . . .  4,538   5,437
        Less valuation allowance. . . . . . . . . . . . . . .  1,400   3,059
                                                              ------  ------
        Net deferred income tax assets. . . . . . . . . . . .  3,138   2,378
                                                              ------  ------
    Deferred income tax liabilities:
      Pension expense, due to contributions in excess of
        net accruals. . . . . . . . . . . . . . . . . . . . .    502     570
      Other . . . . . . . . . . . . . . . . . . . . . . . . .    254     153
                                                              ------  ------
        Total gross deferred income tax liabilities . . . . .    756     723
                                                              ------  ------
        Net deferred income taxes . . . . . . . . . . . . . . $2,382  $1,655
                                                              ======  ======

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management has assessed the Company's recent operating earnings history and expected future earnings. Based on these past and future earnings, on the expected completion of compliance by Prometcor with environmental regulations and on tax planning strategies, although realization is not assured, management believes it is more likely than not that $3,138,000 of the deferred income tax assets will be realized. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $5,100,000 in the years prior to the expiration of the net operating loss carryforwards in 2012. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards. The valuation allowance was reduced from $3,059,000 at December 31, 1997, to $1,400,000 at December 31, 1998, and from
   $4,035,000 at December 31, 1996, to $3,059,000 at December 31, 1997.

        The net deferred income tax assets are classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                 December 31,
                                                                 1998    1997
                                                                 ----    ----
      Current:
        Other current assets ..........................        $  332  $  182
        Current assets of discontinued operations .....           405      87
                                                               ------  ------
          Total current ...............................           737     269
                                                               ------  ------
      Long-term:
        Other assets ..................................           675     641
        Other assets of discontinued operations .......           970     745
                                                               ------  ------
          Total long-term .............................         1,645   1,386
                                                               ------  ------
      Total net deferred income tax assets ............        $2,382  $1,655
                                                               ======  ======

   Note 4.  SHORT-TERM DEBT:

          Composition (in thousands):

                                                            December 31,
                                                           1998      1997
                                                           ----      ----

        Revolving loans (a). . . . . . . . . . . . . . . $ 1,420   $ 2,170
        Notes payable, commercial finance companies (b).     789       543
                                                         -------   -------
        Total short-term debt. . . . . . . . . . . . . . $ 2,209   $ 2,713
                                                         =======   =======

        (a) In 1995 RCPC entered into an agreement with Summit Bank ("Summit") for a Revolving Loan and a Term Loan. In March 1997 RCPC and Summit extended RCPC's Revolving Loan to June 30, 2000. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,315,000 at December 31, 1998, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Term Loan was paid in full in April 1998. The Revolving Loan currently bears interest at the rate of 1.5% above Summit's prime rate (7.75% at December 31, 1998). The Revolving Loan is payable on demand under an agreement which expires June 30, 2000. The Revolving Loan is secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. At December 31, 1998, RCPC also had outstanding Letters of Credit of approximately $110,000. The Summit agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

        In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional loan availability was reduced in monthly amounts of $14,583 from October 1997 to March 1998, and is currently being reduced in monthly amounts of $20,833 from April 1998 to June 1999. The outstanding amount under the agreement for the additional available loan of $125,000 as of December 31, 1998, is included in the balance of the Revolving Loan in the paragraph above.

        In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. In 1998 Ronson-Canada and CIBC extended Ronson-Canada's Revolving Loan to 1999. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan balance of $105,000 (C$160,000) at December 31, 1998, under the line of credit is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable and inventory. The loan bears interest at the rate of 1.25% (down from the prior 1.5%) over the CIBC prime rate (6.75% at December 31, 1998). The line of credit, payable on demand, is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company.

        Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1998, Ronson Consumer Products had unused borrowings available at December 31, 1998, of about $225,000 under the Summit and CIBC lines of credit described above. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt in (a) above.)

        (b) At December 31, 1998, the notes payable, commercial finance companies, consisted of notes payable by Ronson Aviation as follows: 1) $707,000 due to Raytheon Aircraft Credit Corp. ("Raytheon"); and 2) $82,000 due to Green Tree Financial Servicing Corporation ("Green Tree"). Notes payable to these commercial finance companies by Ronson Aviation are each collateralized by specific aircraft, and the notes are repaid from the proceeds from the sale of the aircraft. The Raytheon note bears interest at a rate of 1.5% over the prime rate (7.75% at December 31, 1998) and the Green Tree note bears interest at the rate of 11%. The notes are secured by aircraft inventory of Ronson Aviation with a book value of $850,000 at December 31, 1998.

        In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 5(b) below regarding the Term
   Loan). The Revolving Loan, which had not yet been utilized at December 31, 1998, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable. The Revolving Loan currently bears interest at the rate of 1.5% above Summit's prime rate (7.75% at December 31, 1998) and is payable on demand under an agreement which expires June 30, 2000. The Revolving Loan and Term Loan are secured by the accounts receivable, inventory and machinery and equipment of Ronson Aviation, and the guarantees of the Company and RCPC. The Summit agreement also contains restrictive covenants.

        Ronson Aviation had no outstanding loans under the Summit Revolving Loan at December 31, 1998. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $294,000 under the Summit line of credit at December 31, 1998.

        At December 31, 1998, the weighted average interest rate for the total short-term debt was 9.1%.


   Note 5.  LONG-TERM DEBT:

            Composition (in thousands):
                                                               December 31,
                                                             1998       1997
                                                             ----       ----
          Mortgage loan payable, Summit (a) . . . . . . . $ 1,219    $ 1,248
          Term note payable, Summit (b) . . . . . . . . .     214        296
          Notes payable, bank (c) . . . . . . . . . . . .   2,350      2,385
          Promissory term note payable (d). . . . . . . .     245         --
          Other . . . . . . . . . . . . . . . . . . . . .      13         --
                                                          -------    -------
                                                            4,041      3,929
          Less portion in current liabilities . . . . . .     392        368
                                                          -------    -------
          Balance of long-term debt . . . . . . . . . . . $ 3,649    $ 3,561
                                                          =======    =======

        (a) On December 1, 1995, the Company and RCPC entered into a Mortgage Loan agreement with Summit in the original amount of $1,300,000. The loan with a balance of $1,219,000 at December 31, 1998, is secured by a first mortgage on the land, buildings and improvements of RCPC and is payable in sixty monthly installments of $11,589, including interest, and a final installment on December 1, 2000, of $1,155,000. The loan bears interest at a fixed rate of 8.75%.

        (b) In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. On October 26, 1998, the Term Loan was amended, extending its maturity to June 30, 2000. The Term Loan with a balance of $214,000 at December 31, 1998, is payable in thirty-three monthly installments of $4,750 plus interest from October 1, 1997, and a final installment on June 30, 2000, of $128,000. The Term Loan bears interest at the rate of 1.5% above Summit's prime rate. (Refer to Note 4(b) above.)

        (c) The notes payable, bank, consisted of six term loans payable by Ronson Aviation to Summit. The notes bear interest at the rate of 1.5% over the prime rate, are collateralized by specific aircraft with a net book value of $3,221,000 at December 31, 1998, and are guaranteed by the Company. Two of the notes, in the amount of approximately $523,000 at December 31, 1998, are payable in monthly installments totalling $6,375 plus interest through October 2000 with a final payment of about $383,000 on October 5, 2000. The other four notes in the amount of approximately $1,827,000 at December 31, 1998, are payable in monthly installments totalling $16,883 plus interest through November 2002 with a final payment of about $1,034,000 on December 20, 2002.

        (d) On September 15, 1998, Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note with a balance of $245,000 at December 31, 1998, is payable in 120 monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note, bears interest at the rate of 6% per annum. The proceeds of the Promissory Term Note are being used to finance the construction of Ronson Aviation's new aircraft fueling facilities. The Promissory Term Note is secured by the leased premises of the fueling facilities complex and all related equipment.

        At December 31, 1998, fixed assets with a net book value of $4,683,000 and accounts receivable and inventories of $4,479,000 are pledged as collateral for the debt detailed in Notes 4 and 5 above.

        Net  assets  of  consolidated   subsidiaries,   excluding   intercompany
   accounts, amounted to approximately $2,520,000 at December 31, 1998, substantially all of which was restricted as to transfer to the Company and its other subsidiaries due to various covenants of their debt agreements at December 31, 1998.

        Long-term debt matures as follows:  1999,  $392,000;  2000,  $2,017,000;
   2001,  $228,000;  2002,  $1,242,000;  2003,  $25,000;  and 2004 through 2008,
   $137,000.

   Note 6.  LEASE OBLIGATIONS:

        Lease expenses consisting principally of office and warehouse rentals, totalled $476,000, $476,000 and $539,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Sublease income amounted to $27,000 and $168,000 for the years ended December 31, 1997 and 1996, respectively (none in 1998).

        At December 31, 1998, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                  Operating     Capitalized
                                       Total        Leases         Leases
                                       -----        ------         ------
      Year Ending December 31:
       1999 . . . . . . . . . . .      $ 402        $ 276          $ 126
       2000 . . . . . . . . . . .        337          245             92
       2001 . . . . . . . . . . .        100           92              8
       2002 . . . . . . . . . . .          6            1              5
       2003 . . . . . . . . . . .          4           --              4
                                       -----        -----          -----
       Total obligations. . . . .      $ 849        $ 614            235
                                       =====        =====

       Less:  Amount representing
              interest. . . . . .                                     26
                                                                   -----
       Present value of capitalized
          lease obligations . . .                                  $ 209
                                                                   =====

        Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                 December 31,
                                                 1998    1997
                                                 ----    ----

       Machinery and equipment . . . . . . . .  $ 642   $ 613
       Less accumulated amortization . . . . .    204     141
                                                -----   -----
                                                $ 438   $ 472
                                                =====   =====

   Note 7.  RETIREMENT PLANS:

        The Company and its subsidiaries have several trusteed retirement plans covering substantially all employees. The Company's funding policy is to make minimum annual contributions as required by applicable regulations. Plans covering union members generally provide benefits of stated amounts for each year of service. The Company's salaried pension plan provides benefits using a formula which is based upon employee compensation. On June 30, 1985, the Company amended its salaried pension plan so that benefits for future service would no longer accrue. A defined contribution plan was established on July 1, 1985, in conjunction with the amendments to the salaried pension plan.

        Plan assets primarily include widely-held common stocks, U.S. Treasury Securities, 171,300 shares of common stock of the Company, and money market funds.

        The following  tables set forth the plans'  aggregate  funded status and
   amounts  recognized  in  the  Company's   Consolidated   Balance  Sheets  (in
   thousands):

                                                       December 31,
                                                    1998          1997
                                                    ----          ----

   Change in Benefit Obligation:
     Benefit obligation at beginning of year.... $ 4,709       $ 4,599
     Service cost...............................      15            17
     Interest cost..............................     330           333
     Benefit increase...........................      --            25
     Actuarial loss.............................     171            63
     Increase in benefit obligation due to
       decreased discount rate..................     175            85
     Benefits paid..............................    (484)         (413)
                                                 -------       -------
     Benefit obligation at end of year..........   4,916         4,709
                                                 -------       -------

   Change in Plan Assets:
     Fair value of plan assets at beginning
       of year..................................   4,185         4,085
     Actual return on plan assets...............     997           177
     Employer contributions.....................     104           336
     Benefits paid..............................    (484)         (413)
                                                 -------       -------
     Fair value of plan assets at end of year...   4,802         4,185
                                                 -------       -------

     Funded status..............................    (114)         (524)
     Unrecognized actuarial loss................     990         1,545
     Unrecognized prior service cost and
       transition obligation....................     256           320
                                                 -------       -------
   Net amount recognized........................ $ 1,132       $ 1,341
                                                 =======       =======

   Amounts Recognized in the Statement of
     Financial Position Consist of:
       Prepaid benefit cost..................... $   300       $    --
       Accrued benefit liability................    (414)         (524)
       Intangible asset.........................     256           320
       Accumulated other comprehensive income...     990         1,545
                                                 -------       -------
   Net amount recognized........................ $ 1,132       $ 1,341
                                                 =======       =======


                                                    1998            1997
                                                    ----            ----
   Weighted-average assumptions as of December 31:
     Discount rate..............................   6.50%            7.00%
     Expected return on plan assets.............   6.08%            6.86%

        If the additional minimum liability recorded exceeds unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

        The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                Year Ended December 31,
                                             1998        1997        1996
                                             ----        ----        ----
   Components of net periodic benefit cost:
     Service cost. . . . . . . . . . .     $   15      $   17      $   18
     Interest cost . . . . . . . . . .        330         333         339
     Expected return on plan assets. .       (257)       (275)       (279)
     Amortization of prior service
       cost and transition obligation.         63          62          62
     Recognized actuarial loss . . . .        163         141         125
                                           ------      ------      ------
     Net pension expense . . . . . . .     $  314      $  278      $  265
                                           ======      ======      ======

        The accumulated benefit obligation and fair value of plan assets for the pension plan with an accumulated benefit obligation in excess of plan assets were $513,000 and $99,000, respectively, as of December 31, 1998, and $519,000 and $142,000, respectively, as of December 31, 1997.

        The Company contributes to its defined contribution plans at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $71,000, $70,000 and $66,000 for this plan were recorded in 1998, 1997 and 1996, respectively.

   Note 8.  COMMITMENTS AND CONTINGENCIES:

                In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers that entity to also be liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. In the fourth quarter of 1998, the Company offered to settle the matter for six equal payments totalling $90,000, to be paid semiannually over three years. Although the Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $90,000, the Company's final contribution, if any, is not yet determinable. As of December 31, 1998, the Company has accrued the amount of its offer and related expenses.

                In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000, and ceased use of most of its former underground storage tanks. The underground storage tanks formerly used by Ronson Aviation will be closed in place or removed in 1999 as required by the NJDEP. The extent of any soil and groundwater contamination cannot be determined until testing has been undertaken. Ronson Aviation is currently in negotiations with the lessor, the County of Mercer ("Mercer"), as to the allocation of responsibility for the costs of meeting regulatory requirements as to the former tank system and for the installation of the new storage tanks, because the former tanks are owned by Mercer. In addition, most of the tanks pre-date the leases between Ronson Aviation and Mercer. The negotiations with Mercer may result in: 1) Mercer assuming responsibility for the new fueling facility, closure and removal of the former tanks, and all soil and groundwater remediation, if any, found to be required; 2) Ronson Aviation being responsible for the construction of the new fueling facilities, Mercer assuming responsibility for the closure and removal of the former tanks, and all or some of the soil and groundwater remediation, with the cost incurred by Ronson Aviation to be deemed to meet the requirements on the lease for three five-year extensions through November 2022; or 3) some other allocation of responsibility for the costs. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the ultimate allocation of costs cannot be estimated at this time, the effect on the Company's financial position or results of future operations cannot be estimated at this time, but management does not believe that the effect will be material.

                In the third quarter of 1998, a mechanical failure at Ronson Aviation resulted in an overfill of a fuel tank and a release of about 700 gallons of jet fuel. The Company has taken appropriate action to address the release and to meet NJDEP requirements. Ronson Aviation expended approximately $57,000 in 1998 and accrued about $78,000 in projected future costs related to the release. Until all required remediation and sampling is completed, the total cost of the release cannot be determined. The Company's insurance carriers have been notified of the claim, and management believes that the Company will receive a reimbursement for the cost from insurance, but the Company has not recorded a receivable for that reimbursement at December 31, 1998.

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

                The Company has employment contracts with an officer of the Company and an officer of a subsidiary. The contracts expire on December 31, 2002 and 2000, respectively. Base salaries in the years 1999, 2000, 2001 and 2002 are $671,408, $716,466, $606,119, and $648,547, respectively. The contract with the officer of the Company also provides for additional compensation and benefits, including a death benefit equal to two years' salary.

   Note 9.  PREFERRED STOCK:

        Each share of 12% Cumulative Convertible Preferred Stock has a stated value of $0.01 per share and a liquidation preference of $1.75 per share ($64,000 at December 31, 1998, in the aggregate) plus accrued dividends. The shares are non-voting and have a right to cumulative dividends at the annual rate of $0.21 per share. The holders of the preferred shares may, at any time, convert each preferred share into one share of common stock unless the preferred shares were previously redeemed. The Company has the option to redeem all or part of the preferred stock at $2.25 per share plus accrued dividends.

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

        Dividends in arrears at December 31, 1998, totalled $1.3125 per share of preferred stock (twenty-five quarters at $0.0525 per share per quarter), or approximately $48,000 in the aggregate.


        In October 1998 the Company declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock at a purchase price of $20 per share. The Rights further provide that each Right will entitle the holder, upon the occurrence of certain other specified events, to purchase from the Company, common stock having a value of twice the exercise price of the Right and, upon the occurrence of certain other specified events, to purchase from another person into which the Company was merged or which acquired 50% or more of the Company's assets or earnings power, common stock of such other person having a value of twice the exercise price of the Right. The Rights may be generally redeemed by the Company at a price of $0.01 per Right. The Rights expire on October 27, 2008.

   Note 10.  STOCK OPTIONS:

        The Company has two incentive stock option plans which provide for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers and other key employees of the Company and its subsidiaries (including directors if they are also employees of the Company or one of its subsidiaries) at not less than 100% of the fair market value on the date on which options are granted. In August 1996 the stockholders approved the adoption of the Company's 1996 Incentive Stock Option Plan which provides for the grant of options for up to 100,000 shares of common stock. In August 1987 the stockholders approved the adoption of the Company's 1987 Incentive Stock Option Plan, which provides for the grant of options for up to 66,666 shares of common stock. After January 21, 1997, no further options were permitted to be granted under the 1987 plan. Options granted under the 1987 plan are exercisable at any time within five years from the date of grant, at which time such options expire. Options granted under the 1996 plan are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

        Pro forma information regarding earnings (loss) per common share is required by SFAS #123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. No options were granted by the Company in 1998 and 1997, and, therefore, no estimated compensation would be applicable in 1998 and 1997. In 1996 the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 0.5; and a weighted average expected life of the option of five years.

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

        The Company's pro forma results of operations after adjustment for the estimated compensation expense under SFAS #123 were as follows (in thousands, except per share data):

                                                    Year Ended December 31,
                                                 1998(1)   1997(1)       1996
                                                -------    -------     -------
   Pro forma Results of Operations:
     Earnings from continuing operations.....   $   660    $   783     $   210
     Loss from discontinued operations.......      (949)        --      (1,190)
                                                -------    -------     -------

     Net earnings (loss).....................   $  (289)   $   783     $  (980)
                                                =======    =======     =======

   Pro forma Earnings (Loss) per Common Share:
     Basic:
       Earnings from continuing operations...   $  0.20    $  0.26     $  0.02
       Loss from discontinued operations.....     (0.30)        --       (0.66)
                                                -------    -------     -------

       Net earnings (loss)...................   $ (0.10)   $  0.26     $ (0.64)
                                                =======    =======     =======

     Diluted:
       Earnings from continuing operations...   $  0.20    $  0.25     $  0.02
       Loss from discontinued operations.....     (0.30)        --       (0.66)
                                                -------    -------     -------

       Net earnings (loss)...................   $ (0.10)   $  0.25     $ (0.64)
                                                =======    =======     =======

   (1) Since no options were issued in 1998 and 1997, no pro forma adjustments have been made above.

        A summary of the Company's stock option activity and related information for the three years ended December 31, 1998, is as follows:

                                                Number of    Weighted Average
                                                 Options      Exercise Price
                                                 -------      --------------

        Outstanding at December 31, 1995........  70,066         $ 1.82
          Granted...............................  87,200           2.88
          Exercised............................. (33,333)          2.39
          Expired............................... (20,083)          1.49
                                                  ------

        Outstanding at December 31, 1996........ 103,850           2.59
          Expired...............................    (750)          2.88
                                                  ------

        Outstanding at December 31, 1997........ 103,100           2.58
          Exercised............................. (13,900)          1.20
          Expired...............................    (500)          2.88
                                                  ------
        Outstanding and Exercisable
          at December 31, 1998..................  88,700         $ 2.80
                                                  ======         ======

        Exercise prices for options outstanding as of December 31, 1998, ranged as follows: 15,500 options from $1.63 to $2.25 per share and 73,200 options from $2.88 to $3.16 per share. The weighted average contractual life of those options is 2.5 years.


   Note 11.  STATEMENTS OF CASH FLOWS:

        Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

        Supplemental disclosures of cash flow information are as follows (in thousands):

                                                 Year Ended December 31,
                                                 1998      1997     1996
                                                 ----      ----     ----

        Cash Payments for:
          Interest.  .  .  .  .  .  .  .  .  .  $ 615     $ 508    $ 747
          Income taxes. .  .  .  .  .  .  .  .     26        45       85

        Financing & Investing Activities
          Not Affecting Cash:
          Capital lease obligations incurred .     28        26      361

   Note 12.  INDUSTRY SEGMENTS INFORMATION:

        The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

        The consumer products segment produces packaged fuels, flints, refillable lighters and ignitors, a penetrant spray lubricant, a spot remover, and a surface protectant, which are distributed through distributors, food brokers, automotive and hardware representatives and chain stores. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States and Canada.

        The aviation services segment represents the chartering, servicing and sales of fixed wing aircraft and servicing of helicopters. Aircraft are sold through Company sales personnel. Ronson Aviation provides a wide range of general aviation services to the general public and to government agencies located in the vicinity of its facilities in Trenton, New Jersey.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from continuing operations before intercompany charges and income taxes.

    Financial   information  by  industry   segment  is  summarized   below  (in
thousands):

                                                    Year Ended December 31,
                                           1998                1997               1996
                                           ----                ----               ----
Net sales:
  Consumer Products.........             $15,717             $15,304            $16,534
  Aviation Services.........               7,456               7,866              8,920
                                         -------             -------            -------
    Consolidated ...........             $23,173             $23,170            $25,454
                                         =======             =======            =======
Earnings (loss) before
  interest, other items
  and intercompany charges:
  Consumer Products.........             $ 2,777             $ 2,546            $ 3,023
  Aviation Services.........                 656                 364                 81
                                         -------             -------            -------
  Total Reportable Segments                3,433               2,910              3,104
  Corporate and others......              (1,948)             (1,731)            (1,569)
  Non-recurring charges.....                (135)                 --                 --
                                         -------             -------            -------
    Consolidated ...........             $ 1,350             $ 1,179            $ 1,535
                                         =======             =======            =======
Interest expense:
  Consumer Products.........             $   206             $   214            $   236
  Aviation Services.........                 290                 154                369
                                         -------             -------            -------
  Total Reportable Segments                  496                 368                605
  Corporate and others......                 149                 155                157
                                         -------             -------            -------
    Consolidated ...........             $   645             $   523            $   762
                                         =======             =======            =======
Depreciation and
  amortization:
  Consumer Products.........             $   234             $   240            $   219
  Aviation Services.........                 280                 233                318
                                         -------             -------            -------
  Total Reportable Segments                  514                 473                537
  Corporate and others......                  18                  17                 14
                                         -------             -------            -------
    Consolidated ...........             $   532             $   490            $   551
                                         =======             =======            =======

                                                    Year Ended December 31,
                                           1998                1997               1996
                                           ----                ----               ----
Earnings  (loss) from
  continuing  operations
  before  intercompany
  charges and taxes:
  Consumer Products.........             $ 2,559             $ 2,339            $ 2,801
  Aviation Services.........                 395                 217               (277)
                                         -------             -------            -------
  Total Reportable Segments                2,954               2,556              2,524
  Corporate and others......              (2,189)             (2,007)            (1,884)
  Non-recurring charges.....                (245)                 --               (434)
                                         -------             -------            -------
    Consolidated ...........             $   520             $   549            $   206
                                         =======             =======            =======
Segment assets:
  Consumer Products.........             $ 5,254             $ 5,787            $ 5,306
  Aviation Services.........               6,586               5,788              5,007
                                         -------             -------            -------
  Total Reportable Segments               11,840              11,575             10,313
  Corporate and others......                 797                 498                607
  Discontinued operations...               1,965               1,446              1,184
                                         -------             -------            -------
    Consolidated ...........             $14,602             $13,519            $12,104
                                         =======             =======            =======
Segment expenditures for
  long-lived assets:
  Consumer Products.........             $   134             $   134            $   619
  Aviation Services.........                 727               2,028                204
                                         -------             -------            -------
  Total Reportable Segments                  861               2,162                823
  Corporate and others......                  12                   2                 42
                                         -------             -------            -------
    Consolidated ...........             $   873             $ 2,164            $   865
                                         =======             =======            =======

   Geographic Information regarding the Company's net sales and long-lived assets are as follows (in thousands):

                                                       Year Ended December 31,
                                           1998                1997               1996
                                           ----                ----               ----
   Net Sales (1):

   United States.....................   $21,448              $21,398            $23,803
   Canada............................     1,664                1,552              1,559
   Other foreign countries...........        61                  220                 92
                                        -------              -------            -------
                                        $23,173              $23,170            $25,454
                                        =======              =======            =======

                                                    December 31,
                                                1998          1997
                                                ----          ----
   Long-Lived Assets:
   United States............................  $  6,076      $  5,719
   Canada...................................        44            63
                                              --------      --------
                                              $  6,120      $  5,782
                                              ========      ========

   (1) Net sales are attributed to countries based on location of customer.

        The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

        For the years ended December 31, 1998, 1997 and 1996, net sales which amounted to approximately $2,770,000, $2,337,000 and $3,624,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to various units of one customer. No other customer accounted for more than 10% of Consolidated Net Sales for the years ended December 31, 1998, 1997 and 1996.


   Note 13.  COMPREHENSIVE INCOME:

        Effective January 1, 1998, the Company adopted SFAS #130, "Reporting Comprehensive Income". Comprehensive Income is the change in equity during a period from transactions and other events from nonowner sources. Under SFAS #130, the Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income (deficit) separately in the equity section of the Consolidated Balance Sheets. The adoption of SFAS #130 does not have an effect on the financial position or results of operations of the Company.

        Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Deficit for 1998, 1997 and 1996 were as follows (in thousands):

                       Foreign Currency   Minimum Pension   Accumulated Other
                         Translation         Liability        Comprehensive
                          Adjustment        Adjustment           Deficit
                       ----------------   ---------------   -----------------
     Balance at
     December 31, 1995....   $  (26)          $(1,403)           $(1,429)
     Change during 1996...      (10)              (38)               (48)
                             ------           -------            -------

     Balance at
     December 31, 1996....      (36)           (1,441)            (1,477)
     Change during 1997...      (25)             (104)              (129)
                             ------           -------            -------

     Balance at
     December 31, 1997....      (61)           (1,545)            (1,606)
     Change during 1998...      (35)              555                520
                             ------           -------            -------

     Balance at
     December 31, 1998....   $  (96)          $  (990)           $(1,086)
                             ======           =======            =======

   Note 14.  CONCENTRATIONS:

        At December 31, 1998, a subsidiary of the Company had cash balances in a bank which exceeded the insured limit by approximately $176,000.

        Ronson Consumer Products currently purchases lighter products from manufacturers in Spain and Peoples Republic of China. Since there are a number of sources of similar lighter products, management believes that other suppliers could provide lighters on comparable terms. A change of suppliers, however, might cause a delay in delivery of the Company's lighter products and, possibly, a short-term loss in sales which could have a short-term adverse effect on operating results.

   Note 15.  RELATED PARTY TRANSACTIONS:

                In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a 5% shareholder of the Company. The agreement provides that Mr. Dinger will perform certain consulting services to the Company for a period of 18 months at a fee of $4,500 per month. During the year ended December 31, 1998, Mr. Dinger was compensated $13,500 under the agreement.

                In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,666 shares of the Company's common stock held by Mr. Dinger. The option is for a period of 18 months, and the exercise price of the option is $5.25 per share. The cost of the option is $5,500 per month for the period of the option or until exercised. The Company incurred a cost of $16,500 during the year ended December 31, 1998, which was charged to Additional Paid-in Capital. As part of the option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the time of the option.

                The Company incurred costs for consulting services under agreements with two directors of the Company of $100,000, $112,000 and $72,000 in the years ended December 31, 1998, 1997 and 1996, respectively. The Company incurred costs of $47,000, $51,000 and $104,000 in the years ended December 31, 1998, 1997 and 1996, respectively, for legal fees to a firm having a member who is also a director and an officer of the Company, with these fees primarily related to the Prometcor environmental matters.