Form 10-K/A
period 1998-12-31
RONSON CORP
filed 1999-04-27
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

     (Mark One)


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from __________ to __________.

                           Commission File No. 1-1031

                               RONSON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NEW JERSEY                                         22-0743290
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.                          08875
-------------------------------------------                      ---------------
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

                             YES  [X]       NO  [ ]

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



                               RONSON CORPORATION


   Dated:  April 22, 1999       By: /s/Louis V. Aronson II
                                    ------------------------------------
                                    Louis V. Aronson II, President &
                                    Chief Executive Officer and Director



   Dated:  April 22, 1999       By: /s/Daryl K. Holcomb
                                    -----------------------------------
                                    Daryl K. Holcomb, Vice President &
                                    Chief Financial Officer, Controller
                                    and Treasurer

FORM 10-K -- ITEM 14 (a) (2) and (d)

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENT SCHEDULES

The amendment includes the following schedules required for Form 10-K for the Ronson Corporation (the "Company") and its wholly owned subsidiaries for the fiscal year ended December 31, 1998.

          Schedule I           Condensed Financial Information
                                         of Company

          Schedule II          Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
  Ronson Corporation:

Under date of March 12, 1999, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998 as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ DEMETRIUS & COMPANY, L.L.C.
-------------------------------
    DEMETRIUS & COMPANY, L.L.C.

    Wayne, New Jersey
    March 12, 1999

      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           RONSON CORPORATION

         CONDENSED BALANCE SHEETS
          (dollars in thousands)
                                                                   DECEMBER 31,
                           ASSETS                              1998           1997
                           ------                              ----           ----
CURRENT ASSETS:
Cash                                                         $     --      $      4
Other current assets                                              187           109
                                                             --------      --------
     Total Current Assets                                         187           113

Property, plant, and equipment                                    232           220
Less accumulated depreciation and amortization                    196           180
                                                             --------      --------
                                                                   36            40
Other assets                                                    2,856         2,833
                                                             --------      --------
TOTAL ASSETS                                                 $  3,079      $  2,986
                                                             ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
Accounts payable                                             $    190      $    167
Other current liabilities                                         530           530
                                                             --------      --------
     Total Current Liabilities                                    720           697

Pension obligation                                                 --            60
Other long-term liabilities                                       214           365

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock                                                    --            --
Common stock                                                    3,260         3,226
Additional paid-in capital                                     29,007        28,991
Accumulated deficit                                           (27,442)      (27,153)
Accumulated other comprehensive deficit                        (1,086)       (1,606)
                                                             --------      --------
                                                                3,739         3,458
Less cost of treasury shares:
     1998, 62,365 and 1997, 62,332  common shares               1,594         1,594
                                                             --------      --------
                                                                2,145         1,864
                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  3,079      $  2,986
                                                             ========      ========

See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION



  CONDENSED STATEMENTS OF OPERATIONS
        (dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                      1998         1997         1996
                                                                                      ----         ----         ----
Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation)                                                                $ 1,940      $ 1,720      $ 1,734
                                                                                     -------      -------      -------

Costs and expenses:
    General and administrative expenses                                                1,633        1,436        1,292
    Interest expense (includes inter-
      company interest expense of $100,
      $113 and $120 in 1998, 1997 and
      1996, respectively, eliminated in
      consolidation)                                                                     149          155          157
    Non-operating expense - net                                                          202           99          136
                                                                                     -------      -------      -------
                                                                                       1,984        1,690        1,585
                                                                                     -------      -------      -------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
    EQUITY IN NET EARNINGS (LOSS)
    OF SUBSIDIARIES                                                                      (44)          30          149

Income tax benefits (provision)                                                          (90)         (67)          20

Equity in net earnings (loss) of subsidiaries  (includes loss from  discontinued
    operations of $949 and $1,190 in 1998 and 1996,
    respectively)                                                                       (155)         820       (1,024)
                                                                                     -------      -------      -------

NET EARNINGS (LOSS)                                                                  $  (289)     $   783      $  (855)
                                                                                     =======      =======      =======

See notes to condensed financial statements.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION

           CONDENSED STATEMENTS OF CASH FLOWS
                 (dollars in thousands)

                                                                                  Year Ended December 31,
                                                                              1998        1997         1996
                                                                              ----        ----         ----
Cash Flows from Operating Activities:
Net earnings (loss)                                                        $  (289)     $   783      $  (855)
Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in)
  operating activities:
  Equity in net (earnings) loss
    of subsidiaries                                                            138         (820)       1,024
  Depreciation and amortization                                                 16           16           14
  Deferred income tax (benefits) expense                                        28           22          (48)
  Increase (decrease) in cash from changes in:
    Other current assets                                                       (27)          (4)         (35)
    Accounts payable and other current
      liabilities                                                              110          124          (26)
  Increase (decrease) in net advances from
    subsidiaries                                                              (171)         (81)         (31)
  Net change in pension-related accounts                                       175          (71)         (31)
  Other                                                                        (22)          32          (39)
                                                                           -------      -------      -------
     Net cash provided by (used in)
        operating activities                                                   (42)           1          (27)
                                                                           -------      -------      -------

Cash Flows from Investing Activities:
     Net cash used in investing activities,
        capital expenditures                                                   (12)          (2)         (42)
                                                                           -------      -------      -------

Cash Flows from Financing Activities:
  Exercise of stock options                                                     17           --           80
  Issuance of common stock                                                      50           --           --
  Payments of leases                                                            --           --           (6)
  Other                                                                        (17)          --           --
                                                                           -------      -------      -------
     Net cash provided by
        financing activities                                                    50           --           74
                                                                           -------      -------      -------
Net increase (decrease) in cash                                                 (4)          (1)           5

Cash at beginning of year                                                        4            5           --
                                                                           -------      -------      -------

Cash at end of year                                                        $    --      $     4      $     5
                                                                           =======      =======      =======


See notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A:    Condensed Financial Statements.

           The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

           The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

           The Company has authorized 5,000,000 shares of preferred stock with no par value. Outstanding shares of 12% Cumulative Convertible Preferred Stock were 36,518 at December 31, 1998 and 1997. (Refer to Note I below.)

           The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 3,197,142 and 3,163,275 were outstanding at December 31, 1998 and 1997, respectively.


NOTE B:    Debt.

           In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan and a Term Loan. In March 1997 RCPC and Summit extended RCPC's Revolving Loan to June 30, 2000. The Revolving Loan provides a line of credit up to $2,500,000 to RCPC. The Company guaranteed the debts of RCPC to Summit under the Revolving Loan and Term Loan. At December 31, 1998, the amount due by RCPC to Summit under the Revolving Loan was $1,315,000. The Term Loan was paid in full in April 1998.

           In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The outstanding amount under the agreement for the additional loan availability of $125,000 as of December 31, 1998, is included in the balance of the Revolving Loan in the paragraph above.

           In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. In 1998 Ronson-Canada and CIBC extended Ronson-Canada's Revolving Loan to 1999. At December 31, 1998, the total amount due by Ronson-Canada to CIBC under the line of credit was $105,000 (C$160,000). The line of credit is guaranteed by the Company.

           In August 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Summit for a Revolving Loan and a Term Loan (in the original amount of $285,000). The Revolving Loan provides a line of credit up to $400,000 to Ronson Aviation and is payable on demand under an agreement which expires June 30, 2000. In October 1998 the Term Loan was amended, extending its maturity to June 30, 2000. The Company and RCPC guaranteed the debts of Ronson Aviation to Summit under the Revolving Loan and Term Loan. At December 31, 1998, the amount due by Ronson Aviation to Summit under the Revolving Loan and Term Loan was $214,000.

           In 1995 the Company and RCPC entered into a Mortgage Loan agreement with Summit in the amount of $1,300,000. The loan, with a balance of $1,219,000 at December 31, 1998, is secured by a first mortgage on the land, buildings and improvements of RCPC and is payable in sixty monthly installments of $11,589, including interest, and a final installment on December 1, 2000, of $1,155,000. The loan bears interest at a fixed rate of 8.75%.

           The Company has guaranteed the loans of Ronson Aviation from Summit for Ronson Aviation's purchase of specific aircraft. The total outstanding amount of these Company-guaranteed loans to Ronson Aviation at December 31, 1998, was $2,350,000.


NOTE C:    Other Assets.


                                 December 31,
                                (in thousands)

                                 1998     1997
                                 ----     ----
Investment in subsidiaries     $2,313     $2,526
Prepaid pension assets            300         --
Intangible pension assets         106        133
Other                             137        174
                               ------     ------
                               $2,856     $2,833
                               ======     ======

           Investment in subsidiaries was eliminated in consolidation. The fair value of the Company's pension plan assets exceeded the projected benefit obligation at December 31, 1998. The Company is amortizing the intangible pension assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") #87, "Employers' Accounting for Pensions".


NOTE D:    Other Long-Term Liabilities.

                                   December 31,
                                  (in thousands)
                                  1998       1997
                                  ----       ----
Net advances from subsidiaries    $ 194     $ 365
Other                                20        --
                                  -----     -----
                                  $ 214     $ 365
                                  =====     =====

           The net advances from subsidiaries of $194,000 and $365,000 at December 31, 1998 and 1997, respectively, were eliminated in consolidation.


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

           The Company has an employment contract with an officer. The contract expires on December 31, 2002. Base salaries in the years 1999, 2000, 2001 and 2002 are $529,408, $566,466, $606,119 and $648,547, respectively, and the contract provides for additional compensation and benefits, including a death benefit equal to two years' salary.


NOTE G:    Income Taxes.

           The Company and its domestic subsidiaries have elected to allocate consolidated federal income taxes on the separate return method. Under this method of allocation, income tax expenses (benefits) are allocated to the Company and each subsidiary based on its taxable income (loss) and net operating loss carryforward.

           In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 1998, 1997 and 1996, the Company and its subsidiaries recorded the benefits (expenses) of net deferred income tax assets of $727,000, $225,000 and $390,000, respectively, of which $(28,000), $(22,000) and $48,000, respectively, were allocated to the Company.

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

                                   RONSON CORPORATION
                            AND ITS WHOLLY OWNED SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
         Column A                     Column B                       Column C                        Column D           Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                          --------------------------------

                                     Balance at           Charged to            Charged to                                Balance
                                     Beginning            Costs and               Other                                   at End
             Description             of Period            Expenses               Accounts            Deductions          of Period
             -----------             ----------           ----------           -----------           ----------          ---------
Allowance for doubtful
     accounts:

     Year Ended 12/31/98               $   76               $   52                 $   --             $38 (1)           $   90

     Year Ended 12/31/97                   64                   34                     --              22 (1)               76

     Year Ended 12/31/96                   86                   46                     --              68 (1)               64


Valuation allowance for
     deferred income
     tax assets:

     Year Ended 12/31/98               $3,059               $   --                 $   --             $1,659 (2)        $1,400

     Year Ended 12/31/97                4,035                   --                     --                976 (2)         3,059

     Year Ended 12/31/96                3,902                   --                    523                390 (2)         4,035

(1) Allowance for doubtful accounts - primarily uncollectible accounts written off.

(2) Valuation allowance for deferred income tax assets - due to utilization of credits and carryforwards, to changes in the deferred income tax assets and to recognition of net deferred income tax assets.