Form 10-Q
period 1999-03-31
RONSON CORP
filed 1999-05-17
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999
                  --------------

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
    Yes  X   No
       -----   -----

    As of March 31, 1999, there were 3,197,736 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------





    PART I -      FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:
                  MARCH 31, 1999 AND DECEMBER 31, 1998

         CONSOLIDATED STATEMENTS OF EARNINGS:
                  QUARTER ENDED MARCH 31, 1999 AND 1998

         CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  QUARTER ENDED MARCH 31, 1999 AND 1998

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS



    PART II -     OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                   March 31,     December 31,
                                                     1999           1998
                                                 ------------   ------------
                         ASSETS                  (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                          $     26      $    146
Accounts receivable, net                              1,605         1,777
Inventories:
  Finished goods                                      2,302         2,189
  Work in process                                        58            66
  Raw materials                                         515           429
                                                   --------      --------
                                                      2,875         2,684
Other current assets                                  1,455         1,447
                                                   --------      --------
      TOTAL CURRENT ASSETS                            5,961         6,054
                                                   --------      --------
Property, plant and equipment, at cost:
  Land                                                   19            19
  Buildings and improvements                          4,118         3,740
  Machinery and equipment                             7,496         7,456
  Construction in progress                              155           471
                                                   --------      --------
                                                     11,788        11,686
Less accumulated depreciation and amortization        5,996         5,879
                                                   --------      --------
                                                      5,792         5,807
Other assets                                          2,784         2,741
                                                   --------      --------
                                                   $ 14,537      $ 14,602
                                                   ========      ========

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                   March 31,     December 31,
                                                     1999           1998
                                                 ------------   ------------
                                                 (unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                    $  1,980      $  2,209
Current portion of long-term debt and leases            490           489
Accounts payable                                      2,262         1,941
Accrued expenses                                      1,811         1,790
Current liabilities of discontinued operations        1,638         1,833
                                                   --------      --------
      TOTAL CURRENT LIABILITIES                       8,181         8,262
                                                   --------      --------
Long-term debt and leases                             3,631         3,761
Other long-term liabilities                             443           434

STOCKHOLDERS' EQUITY:
Common stock                                          3,260         3,260
Additional paid-in capital                           28,991        29,007
Accumulated deficit                                 (27,306)      (27,442)
Accumulated other comprehensive deficit              (1,069)       (1,086)
                                                   --------      --------
                                                      3,876         3,739
Less cost of treasury shares                          1,594         1,594
                                                   --------      --------
      TOTAL STOCKHOLDERS' EQUITY                      2,282         2,145
                                                   --------      --------
                                                   $ 14,537      $ 14,602
                                                   ========      ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                       Quarter Ended
                                                         March 31,
                                                    -------------------
                                                    1999           1998
                                                    ----           ----
NET SALES                                        $  5,609       $  5,435
                                                 --------       --------
Cost and expenses:
   Cost of sales                                    3,231          3,194
   Selling, shipping and advertising                  929            870
   General and administrative                         953            903
   Depreciation and amortization                      137            139
                                                 --------       --------
                                                    5,250          5,106
                                                 --------       --------

EARNINGS FROM OPERATIONS                              359            329
                                                 --------       --------
Other expense:
   Interest expense                                   161            168
   Other-net                                           22             10
                                                 --------       --------
                                                      183            178
                                                 --------       --------

EARNINGS BEFORE INCOME TAXES                          176            151

Income tax expense (benefits)-net                      40            (32)
                                                 --------       --------

NET EARNINGS                                     $    136       $    183
                                                 ========       ========

NET EARNINGS PER COMMON SHARE:

    Basic                                        $   0.04       $   0.06
                                                 ========       ========

    Diluted                                      $   0.04       $   0.06
                                                 ========       ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                        Quarter Ended
                                                            March 31,
                                                       ------------------
                                                         1999      1998
                                                       -------    -------
Cash Flows from Operating Activities:
Net earnings                                           $   136    $   183
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                           137        139
   Deferred income tax expense (benefits)                   26        (38)
   Increase in cash from changes in current assets
      and current liabilities                              381        493
   Discontinued operations                                (246)       (78)
   Other                                                   (76)        33
                                                       -------    -------
      Net cash provided by operating activities            358        732
                                                       -------    -------
Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures                                   (120)       (31)
                                                       -------    -------
Cash Flows from Financing Activities:
Proceeds from short-term debt                               --         40
Proceeds from exercise of stock options                     --         17
Payments of short-term debt                               (229)      (592)
Payments of long-term debt                                (103)      (103)
Payments of long-term lease obligations                    (26)       (23)
                                                       -------    -------

   Net cash used in financing activities                  (358)      (661)
                                                       -------    -------
   Net increase (decrease) in cash                        (120)        40

   Cash at beginning of period                             146         32
                                                       -------    -------

   Cash at end of period                               $    26    $    72
                                                       =======    =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 1999 (unaudited)

Note 1:   ACCOUNTING POLICIES

     Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 1999 and 1998, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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


Note 2:   PER COMMON SHARE DATA

     The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                       Quarter Ended March 31,
                       ------------------------------------------------------
                                   1999                        1998
                       --------------------------  --------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------
    Net earnings       $    136                    $    183
    Less accrued
     dividends on
     preferred stock         (2)                         (2)
                       --------                    --------

    Basic                   134   3,197    $ 0.04        181    3,166  $ 0.06
                                           ======                      ======
    Effect of dilutive
     securities:
     Stock options                    5                           17
     Cumulative
      convertible
      preferred stock         2      37                   2       37
                       --------   -----            --------    -----
    Diluted            $    136   3,239    $ 0.04  $    183    3,220   $ 0.06
                       ========   =====    ======  ========    =====   ======

     There were no securities that were excluded in the computation of Diluted Earnings Per Share because they were anti-dilutive in the periods presented.

Note 3:   SHORT-TERM DEBT

     In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan. On May 13, 1999, RCPC and Summit extended RCPC's Revolving Loan to June 30, 2002. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,133,000 at March 31, 1999, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

     In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional loan availability is being reduced in monthly amounts of $20,833 to June 1999. With the extension of the Revolving Loan and the Mortgage Loan agreement refinancing on May 13, 1999 (refer to Note 4 below), Summit will provide additional loan availability of approximately $200,000 to be amortized through June 30, 2000. The outstanding amount under the agreement for the additional available loan of $63,000 as of March 31, 1999, is included in the balance of the Revolving Loan in the paragraph above.

     In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The agreement was extended to 1999. The Revolving Loan balance of $99,000 (C$149,000) at March 31, 1999, of Ronson-Canada under the line of credit is secured by the accounts receivable and inventory of Ronson-Canada. The Revolving Loan currently bears interest at the rate of 1.25% above CIBC's prime rate.

     At March 31, 1999, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $670,000 due to Raytheon Aircraft Credit Corp.; and 2) $78,000 due to Greentree Financial Servicing Corporation. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.

     In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan, which had not yet been utilized at March 31, 1999, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable. On May 13, 1999, the Revolving Loan was extended for two years to June 30, 2002.

Note 4:   LONG-TERM DEBT

     On May 13, 1999, RCPC and Summit entered into an agreement which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,211,000 at March 31, 1999. The amended Mortgage Loan agreement provides for additional funds of approximately $550,000, is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004. The loan bears interest at a fixed rate of 8.39%.

     In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. On May 13, 1999, Ronson Aviation and Summit amended the Term Loan agreement to extend the payment terms for two years to June 30, 2002. The Term Loan balance was $195,000 at March 31, 1999.

     Ronson Aviation has six additional term loans payable to Summit with balances at March 31, 1999, totalling approximately $2,280,000. The loans are collateralized by specific aircraft.

     In September 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $240,000 at March 31, 1999, is payable in 120 monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum. The proceeds of the Promissory Term Note are being used to finance the construction of Ronson Aviation's new aircraft fueling facilities. The Promissory Term Note is secured by the leased premises of the fueling facilities complex and all related equipment, and also contains restrictive covenants.


Note 5:   CONTINGENCIES

     In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers the subsequent owner also liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. In the fourth quarter of 1998 the Company offered to settle the matter for six equal payments totalling $90,000, to be paid semiannually over three years. Although the USEPA's Settlement Offer includes various options at costs of from $307,000 to $376,000, and the Company has offered to settle the matter for $90,000, the Company's final contribution, if any, is not yet determinable. The Company has accrued the amount of its offer and related expenses.

     In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000, and ceased use of most of its former underground storage tanks. The underground storage tanks formerly used by Ronson Aviation will be closed in place or removed in 1999 as required by the NJDEP. The extent of any soil and groundwater contamination cannot be determined until testing has been undertaken. Ronson Aviation is in negotiations with the lessor, the County of Mercer ("Mercer"), as to the allocation of responsibility for the costs of meeting regulatory requirements as to the former tank system because the former tanks are owned by Mercer and most of the tanks pre-date the lease between Ronson Aviation and Mercer. Since the ultimate allocation of costs cannot be estimated at this time, the effect on the Company's financial position or results of future operations cannot be estimated at this time. Management does not believe that the effect will be material.

     In the third quarter of 1998, a mechanical failure at Ronson Aviation resulted in an overfill of a fuel tank and a release of about 700 gallons of jet fuel. The Company has taken appropriate action to address the release and to meet NJDEP requirements. Ronson Aviation has accrued projected future costs related to the release. Until all required remediation and sampling is completed, the total cost of the release cannot be determined. The Company's insurance carriers have been notified of the claim, and management believes that the Company will receive a reimbursement for the cost from insurance, but the Company has not recorded a receivable for that reimbursement.

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

Note 6:   INDUSTRY SEGMENTS INFORMATION

     The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

     Financial   information  by  industry   segment  is  summarized  below  (in
thousands):

                                                Quarter Ended March 31,
                                                1999              1998
                                                ----              ----
    Net sales:
      Consumer Products                       $ 3,978           $ 3,727
      Aviation Services                         1,631             1,708
                                              -------           -------

        Consolidated                          $ 5,609           $ 5,435
                                              =======           =======
    Earnings (loss) from operations:
      Consumer Products                       $   662           $   615
      Aviation Services                            74               103
                                              -------           -------

      Total reportable segments                   736               718
      Corporate and others                       (377)             (389)
                                              -------           -------

        Consolidated                          $   359           $   329
                                              =======           =======
    Earnings (loss) before intercompany
      charges and taxes:
      Consumer Products                       $   616           $   556
      Aviation Services                            (3)               46
                                              -------           -------

      Total reportable segments                   613               602
      Corporate and others                       (437)             (451)
                                              -------           -------

        Consolidated                          $   176           $   151
                                              =======           =======

Note 7:   COMPREHENSIVE INCOME

     Comprehensive Income is the change in equity during a period from transactions and other events from nonowner sources. As required, the Company classifies items of other comprehensive income in financial statements and displays the accumulated balance of other comprehensive income (deficit) separately in the equity section of the Consolidated Balance Sheets.

Changes  in  the  components  of  Other  Comprehensive   Income  (Loss)  and  in
Accumulated Other Comprehensive Deficit for the first quarters ended March 31, 1999 and 1998, were as follows (in thousands):

                         Foreign Currency  Minimum Pension     Accumulated
                            Translation       Liability    Other Comprehensive
                             Adjustment       Adjustment          Deficit
                         ----------------  --------------- -------------------
    Balance at
    December 31, 1998      $     (96)        $    (990)        $  (1,086)

    Change during first
    quarter 1999                   4                13                17
                           ---------         ---------         ---------
    Balance at
    March 31, 1999         $     (92)        $    (977)        $  (1,069)
                           =========         =========         =========
    Balance at
    December 31, 1997      $     (61)        $  (1,545)        $  (1,606)

    Change during first
    quarter 1998                   5                40                45
                           ---------         ---------         ---------
    Balance at
    March 31, 1998         $     (56)        $  (1,505)        $  (1,561)
                           =========         =========         =========

Note 8: STATEMENTS OF CASH FLOWS

     Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

     Supplemental disclosures of cash flow information are as follows (in thousands):

                                               Quarter Ended
                                                  March 31,
                                               1999     1998
                                               ----     ----
Cash Payments for Interest                     $141     $169

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1999 Compared to First Quarter 1998.

     The Company's Net Sales increased by 3% in the first quarter of 1999 to $5,609,000 from $5,435,000 in the first quarter of 1998. The Company's Earnings from Operations improved by 9% to $359,000 in the first quarter of 1999 from $329,000 in the first quarter of 1998.

     Earnings before Income Taxes increased by 17% in the first quarter of 1999 to $176,000 from $151,000 in the first quarter of 1998. Net Earnings in the first quarter of 1999 were $136,000 as compared to $183,000 in the first quarter of 1998.

     The 1999 Net Earnings were lower than the 1998 Net Earnings due to an increase in deferred income tax expense in the first quarter of 1999, while in 1998 there were deferred income tax benefits. Net Earnings in the first quarter of 1999 were net of deferred income tax expense of $26,000, while the Net Earnings in the first quarter of 1998 included deferred income tax benefits of $38,000, a combined increase in deferred income tax expense of $64,000.

     The Company's Consolidated Net Sales increased to $5,609,000 in the first quarter of 1999 from $5,435,000 in the first quarter of 1998. Net Sales of consumer products at Ronson Consumer Products Corporation, Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd., Mississauga, Ontario (together "Ronson Consumer Products"), increased by 7% in the first quarter of 1999 as compared to the first quarter of 1998 primarily due to increased shipments of lighters and accessory products. Net Sales at Ronson Aviation, Trenton, New Jersey, decreased by 5% in the first quarter of 1999 as compared to the first quarter of 1998, primarily because of lower aircraft sales in the first quarter of 1999.

     Consolidated Cost of Sales, as a percentage of Consolidated Net Sales, was 58% in the first quarter of 1999 as compared to 59% in the first quarter of 1998. The Cost of Sales percentage at Ronson Consumer Products was unchanged at 50% in the first quarters of both 1999 and 1998. The Cost of Sales percentage at Ronson Aviation decreased to 76% in the first quarter of 1999 as compared to 77% in the first quarter of 1998 primarily due to the change in the mix of products sold as the result of the lower 1999 aircraft sales.

     Consolidated Selling, Shipping and Advertising Expenses, as a percentage of Consolidated Net Sales, increased slightly to 17% in the first quarter of 1999 from 16% in the first quarter of 1998. Consolidated General and Administrative Expenses, as a percentage of Consolidated Net Sales, was unchanged at 17% in the first quarter of both 1999 and 1998.

     The 3% increase in Consolidated Net Sales and the lower Consolidated Cost of Sales percentage resulted in a 9% increase in Earnings from Operations and a 17% increase in Earnings before Income Taxes in the first quarter of 1999 as compared to the first quarter of 1998.

FINANCIAL CONDITION

     The Company's Stockholders' Equity improved to $2,282,000 at March 31, 1999, from $2,145,000 at December 31, 1998. The improvement of $137,000 in 1999
Stockholders' Equity was primarily due to the Net Earnings in the first quarter of 1999. The Company had a deficiency in working capital of $2,220,000 at March 31, 1999, as compared to $2,208,000 at December 31, 1998.

     In May 1999 the Company and its principal lender, Summit, reached agreement to amend the Revolving Loans, Mortgage Loan and Term Loan with RCPC and Ronson Aviation. The amendments include a new Mortgage Loan with RCPC which provides additional funds of approximately $550,000 to RCPC and extends the expiration of the Mortgage Loan to May 1, 2004. The amendments also provide for extensions of the RCPC Revolving Loan, the Ronson Aviation Revolving Loan, and the Ronson Aviation Term Loan for two years to June 30, 2002. The RCPC Revolving Loan is amended to also provide approximately an additional $200,000 in available borrowing, to be amortized through June 30, 2000. A substantial majority of the total of $750,000 in additional funds will be utilized to meet the cash requirements of the Prometcor environmental clearance.

     During the first quarter and April 1999, Prometcor received clearance from the NRC and NJDEP to demolish the buildings on the Prometcor property which had not previously been released. The demolition was completed in April. Progress with the remaining tasks to complete Prometcor's environmental clearance continues. The full extent of the costs and time required for completion is not determinable until the remediation and confirmation testing of the properties have been completed and accepted by the NJDEP and NRC.

     The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financing arrangements, potential additional sources of financing and existing cash balances.

YEAR 2000 ISSUES

     The Company's information technology systems have been reviewed for Year 2000 ("Y2K") readiness, and actions have been taken to update all material systems. The information technology systems used at Ronson Aviation were recently acquired and have been certified Y2K compliant. The necessary upgrades to the information technology systems utilized by the Company and Ronson Consumer Products have been acquired. The implementation of these upgraded systems is substantially complete and is expected to be tested in the second and third quarters of 1999.

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


                                        RONSON CORPORATION



Date:  May 13, 1999                     /s/ Louis V. Aronson II
                                        ----------------------------------------
                                        Louis V. Aronson II, President
                                        and Chief Executive Officer

                                        (Signing as Duly Authorized
                                        Officer of the Registrant)


Date:  May 13, 1999                     /s/ Daryl K. Holcomb
                                        ----------------------------------------
                                        Daryl K. Holcomb, Vice President
                                        and Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                        Officer of the Registrant)