Form 10-Q
period 1999-06-30
RONSON CORP
filed 1999-08-13
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 1999

     Commission File Number 1-1031

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X   No ___


    As of June 30, 1999, there were 3,197,736 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX



    PART I -      FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:
                  JUNE 30, 1999 AND DECEMBER 31, 1998

         CONSOLIDATED STATEMENTS OF EARNINGS:
                  QUARTER ENDED JUNE 30, 1999 AND 1998

                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS



    PART II -     OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                                  June 30,           December 31,
                                                                    1999                1998
                                                                 -----------         -----------
                                      ASSETS                     (unaudited)
     CURRENT ASSETS:
     Cash and cash equivalents                                     $     56            $    146
     Accounts receivable, net                                         1,817               1,777
     Inventories:
       Finished goods                                                 2,667               2,189
       Work in process                                                   43                  66
       Raw materials                                                    408                 429
                                                                   --------            --------
                                                                      3,118               2,684
     Other current assets                                             1,488               1,447
                                                                   --------            --------
           TOTAL CURRENT ASSETS                                       6,479               6,054
                                                                   --------            --------
     Property, plant and equipment, at cost:
       Land                                                              19                  19
       Buildings and improvements                                     4,149               3,740
       Machinery and equipment                                        7,611               7,456
       Construction in progress                                         160                 471
                                                                   --------            --------
                                                                     11,939              11,686
     Less accumulated depreciation and amortization                   6,138               5,879
                                                                   --------            --------
                                                                      5,801               5,807
     Other assets                                                     2,760               2,741
                                                                   --------            --------
                                                                   $ 15,040            $ 14,602
                                                                   ========            ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Short-term debt                                               $  2,440            $  2,209
     Current portion of long-term debt and leases                       544                 489
     Accounts payable                                                 1,987               1,941
     Accrued expenses                                                 1,938               1,790
     Current liabilities of discontinued operations                   1,071               1,833
                                                                   --------            --------
           TOTAL CURRENT LIABILITIES                                  7,980               8,262
                                                                   --------            --------
     Long-term debt and leases                                        4,019               3,761
     Other long-term liabilities                                        510                 434

     STOCKHOLDERS' EQUITY:
     Common stock                                                     3,260               3,260
     Additional paid-in capital                                      28,974              29,007
     Accumulated deficit                                            (27,060)            (27,442)
     Accumulated other comprehensive deficit                         (1,049)             (1,086)
                                                                   --------            --------
                                                                      4,125               3,739
     Less cost of treasury shares                                     1,594               1,594
                                                                   --------            --------
           TOTAL STOCKHOLDERS' EQUITY                                 2,531               2,145
                                                                   --------            --------
                                                                   $ 15,040            $ 14,602
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

                                          Quarter Ended
                                             June 30,
                                         ---------------
                                         1999        1998
                                         ----        ----
NET SALES                               $ 7,141    $  6,266
                                        -------    --------
Cost and expenses:
  Cost of sales                           4,353       3,810
  Selling, shipping and advertising       1,032         890
  General and administrative              1,107         996
  Depreciation and amortization             140         136
                                       --------    --------
                                          6,632       5,832
                                       --------    --------

EARNINGS FROM OPERATIONS                    509         434
                                       --------    --------
Other expense:
  Interest expense                          163         167
  Other-net                                  35          28
                                       --------    --------
                                            198         195
                                       --------    --------

EARNINGS BEFORE INCOME TAXES                311         239

Income tax expenses (benefits)-net           65         (32)
                                       --------    --------

NET EARNINGS                           $    246    $    271
                                       ========    ========


NET EARNINGS PER COMMON SHARE:

  Basic                                $   0.08    $   0.08
                                       ========    ========

  Diluted                              $   0.08    $   0.08
                                       ========    ========

See notes to consolidated financial statements.

                RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
             -----------------------------------------------------------
             (in thousands of dollars, except per share data) (unaudited)


                                                   Six Months Ended
                                                        June 30,
                                                 ---------------------
                                                   1999        1998
                                                 --------     --------
NET SALES                                        $ 12,750     $ 11,701
                                                 --------     --------
Cost and expenses:
  Cost of sales                                     7,584        7,004
  Selling, shipping and advertising                 1,961        1,760
  General and administrative                        2,060        1,899
  Depreciation and amortization                       277          275
                                                 --------     --------
                                                   11,882       10,938
                                                 --------     --------

EARNINGS FROM OPERATIONS                              868          763
                                                 --------     --------
Other expense:
  Interest expense                                    324          335
  Other-net                                            57           38
                                                 --------     --------
                                                      381          373
                                                 --------     --------

EARNINGS BEFORE INCOME TAXES                          487          390

Income tax expenses (benefits)-net                    105          (64)
                                                 --------     --------

NET EARNINGS                                     $    382     $    454
                                                 ========     ========


NET EARNINGS PER COMMON SHARE:

  Basic                                          $   0.12     $   0.14
                                                 ========     ========

  Diluted                                        $   0.12     $   0.14
                                                 ========     ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                       -----------------
                                                                                       1999         1998
                                                                                       ----         ----
Cash Flows from Operating Activities:
Net earnings                                                                         $   382      $   454
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                         277          275
   Deferred income tax expenses (benefits)                                                71          (75)
   Increase in cash from changes in current assets
      and current liabilities                                                           (219)         588
   Discontinued operations                                                              (838)        (181)
   Other                                                                                 (97)          85
                                                                                     -------      -------
      Net cash provided by (used in)
         operating activities                                                           (424)       1,146
                                                                                     -------      -------
Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures                                                                 (268)         (92)
                                                                                     -------      -------
Cash Flows from Financing Activities:
Proceeds from short-term debt                                                            405          377
Proceeds from long-term debt                                                             629            -
Proceeds from exercise of stock options                                                    -           17
Payments of short-term debt                                                             (174)      (1,015)
Payments of long-term debt                                                              (205)        (196)
Payments of long-term lease obligations                                                  (53)         (45)
                                                                                     -------      -------
      Net cash provided by (used in)
         operating activities                                                            602         (862)
                                                                                     -------      -------
   Net increase (decrease) in cash                                                       (90)         192

   Cash at beginning of period                                                           146           32
                                                                                     -------      -------

   Cash at end of period                                                             $    56      $   224
                                                                                     =======      =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 (unaudited)

    Note 1:  ACCOUNTING POLICIES

             Basis of Financial Statement Presentation - The information as of and for the three-month and six-month periods ended June 30, 1999 and 1998, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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


    Note 2:  PER COMMON SHARE DATA

             The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                       Quarter Ended June 30,
                       ------------------------------------------------------
                                  1999                        1998
                       ------------------------------------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------

    Net earnings       $    246                    $    271
    Less accrued
     dividends on
     preferred stock         (2)                         (2)
                       --------                    --------

    Basic                   244   3,198    $0.08        269    3,177   $0.08
                                           =====                       =====
    Effect of dilutive
     securities:
     Stock options                    5                           24
     Cumulative
      convertible
      preferred stock         2      36                   2       37
                       --------   -----            --------    -----

    Diluted            $    246   3,239    $0.08   $    271    3,238   $0.08
                       ========   =====    =====   ========    =====   =====

                                      Six Months Ended June 30,
                       ------------------------------------------------------
                                  1999                        1998
                       ------------------------------------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------
    Net earnings       $    382                    $    454
    Less accrued
     dividends on
     preferred stock         (4)                         (4)
                       --------                    --------

    Basic                   378   3,198    $0.12        450    3,172   $0.14
                                           =====                       =====

    Effect of dilutive
     securities:
     Stock options                    6                           20
     Cumulative
      convertible
      preferred stock         4      36                   4       37
                       --------   -----            --------    -----

    Diluted            $    382   3,240    $0.12   $    454    3,229   $0.14
                       ========   =====    =====   ========    =====   =====

     There were no securities that were excluded in the computation of Diluted Earnings Per Share because they were anti-dilutive in the periods presented.

Note 3:  SHORT-TERM DEBT

     In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan. On May 13, 1999, RCPC and Summit extended RCPC's Revolving Loan to June 30, 2002. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,302,000 at June 30, 1999, is under a line of credit up to $2,500,000 to RCPC based on its accounts receivable and inventory.

     In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional loan availability was reduced in monthly amounts of $20,833 to June 1999 when it was fully amortized. With the extension of the Revolving Loan and the Mortgage Loan agreement refinancing on May 13, 1999 (refer to Note 4 below), Summit is providing additional loan availability of $196,000 to be amortized through June 30, 2000, at the rate of approximately $17,000 per month. The additional available loan of $196,000 had not yet been utilized at June 30, 1999, and, therefore, is not included in the balance of the Revolving Loan in the paragraph above.

     In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The agreement was extended to May 2000. The Revolving Loan balance of $100,000 (C$148,000) at June 30, 1999, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory. The Revolving Loan currently bears interest at the rate of 1.25% above CIBC's prime rate.

     At June 30, 1999, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $633,000 due to Raytheon Aircraft Credit Corp.; and 2) $285,000 due to Summit. These notes are each collateralized by specific aircraft and are to be repaid from the proceeds from the sale of the aircraft.

     In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan of $120,000 at June 30, 1999, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable. On May 13, 1999, the Revolving Loan was extended for two years to June 30, 2002.


Note 4:  LONG-TERM DEBT

     On May 13, 1999, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was approximately $1,750,000 at June 30, 1999. The amended Mortgage Loan agreement provides for additional funds of $554,000, is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004, of approximately $1,389,000. The loan bears interest at a fixed rate of 8.39%.

     In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. On May 13, 1999, Ronson Aviation and Summit amended the Term Loan agreement to extend the payment terms for two years to June 30, 2002. The Term Loan balance was $185,000 at June 30, 1999.

     Ronson Aviation has seven additional term loans payable to Summit with balances at June 30, 1999, totalling approximately $2,283,000. The loans are collateralized by specific aircraft.

     In September 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $236,000 at June 30, 1999, is payable in 120 monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum. The Promissory Term Note is secured by the leased premises of Ronson Aviation's new aircraft fueling facilities complex and all related equipment, and also contains restrictive covenants.

Note 5:  CONTINGENCIES

     In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers the subsequent owner also liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. In the fourth quarter of 1998 the Company offered to settle the matter for six equal payments totalling $90,000, to be paid semiannually over three years. Although the USEPA's Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $90,000, the Company's final contribution, if any, is not yet determinable. The Company has accrued the amount of its offer and related expenses.

     In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000, and ceased use of most of its former underground storage tanks. The underground storage tanks formerly used by Ronson Aviation will be closed in place or removed in 1999 as required by the NJDEP. The extent of any soil and groundwater contamination cannot be determined until testing has been undertaken. Ronson Aviation has reached agreement with the lessor, the County of Mercer ("Mercer"), as to the allocation of responsibility for the costs of meeting regulatory requirements as to the former tank system because the former tanks are owned by Mercer and most of the tanks pre-date the lease between Ronson Aviation and Mercer. Under the agreement, the costs of all removal and reporting activities will be allocated such that 60% will be paid by Ronson Aviation and 40% will be paid by Mercer. Ronson Aviation has recorded a provision for the costs estimated for the removal and reporting activities. The allocation of costs related to groundwater contamination, if any is determined to be present, has not been determined. Since the extent of groundwater contamination, if any, and the associated costs cannot be estimated at this time, the effect on the Company's financial position or results of future operations cannot be estimated at this time. Management does not believe that the effect will be material.

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

   Financial information by industry segment is summarized below (in thousands):

                                   Quarter Ended              Six Months Ended
                                      June 30,                    June 30,
                                ----------------------      ----------------------
                                  1999          1998          1999          1998
                                --------      --------      --------      --------
Net sales:
  Consumer Products             $  4,418      $  3,880      $  8,396      $  7,607
  Aviation Services                2,723         2,386         4,354         4,094
                                --------      --------      --------      --------
    Consolidated                $  7,141      $  6,266      $ 12,750      $ 11,701
                                ========      ========      ========      ========
Earnings (loss) from
  operations:
  Consumer Products             $    755      $    594      $  1,417      $  1,209
  Aviation Services                  190           234           264           337
                                --------      --------      --------      --------
  Total reportable segments          945           828         1,681         1,546
  Corporate and others              (436)         (394)         (813)         (783)
                                --------      --------      --------      --------
    Consolidated                $    509      $    434      $    868      $    763
                                ========      ========      ========      ========
Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products             $    701      $    537      $  1,317      $  1,093
  Aviation Services                  103           157           100           203
                                --------      --------      --------      --------
  Total reportable segments          804           694         1,417         1,296
  Corporate and others              (493)         (455)         (930)         (906)
                                --------      --------      --------      --------
    Consolidated                $    311      $    239      $    487      $    390
                                ========      ========      ========      ========

Note 7:  COMPREHENSIVE INCOME

     Comprehensive Income is the change in equity during a period from transactions and other events from nonowner sources. As required, the Company classifies items of other comprehensive income in financial statements and displays the accumulated balance of other comprehensive income (deficit) separately in the equity section of the Consolidated Balance Sheets.

     Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Deficit were as follows (in thousands):

                                 Quarter Ended June 30, 1999 and 1998
                                 ------------------------------------
                         Foreign Currency  Minimum Pension      Accumulated
                           Translation        Liability     Other Comprehensive
                            Adjustment        Adjustment         Deficit
                         ----------------  ---------------  -------------------
    Balance at
      March 31, 1999       $     (92)        $    (977)        $  (1,069)

    Change during second
      quarter 1999                 7                13                20
                           ---------         ---------         ---------

    Balance at
      June 30, 1999        $     (85)        $    (964)        $  (1,049)
                           =========         =========         =========

    Balance at
      March 31, 1998       $     (56)        $  (1,505)        $  (1,561)

    Change during second
      quarter 1998               (22)               42                20
                           ---------         ---------         ---------

    Balance at
      June 30, 1998        $     (78)        $  (1,463)        $  (1,541)
                           =========         =========         =========

                                 Quarter Ended June 30, 1999 and 1998
                                 ------------------------------------
                         Foreign Currency  Minimum Pension      Accumulated
                           Translation        Liability     Other Comprehensive
                            Adjustment        Adjustment         Deficit
                         ----------------  ---------------  -------------------
    Balance at
      December 31, 1998    $     (96)        $    (990)        $  (1,086)

    Change during six
      months ended
      June 30, 1999               11                26                37
                           ---------         ---------         ---------
    Balance at
      June 30, 1999        $     (85)        $    (964)        $  (1,049)
                           =========         =========         =========

    Balance at
      December 31, 1997    $     (61)        $  (1,545)        $  (1,606)

    Change during six
      months ended
      June 30, 1998              (17)               82                65
                           ---------         ---------         ---------
    Balance at
      June 30, 1998        $     (78)        $  (1,463)        $  (1,541)
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

             Supplemental disclosures of cash flow information are as follows (in thousands):

                                             Six Months Ended
                                                 June 30,
                                             ----------------
                                              1999     1998
                                              ----     ----

         Cash Payments for:

           Interest                            $292     $328
           Income taxes                          28        3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Second Quarter 1999 Compared to Second Quarter 1998 and First Half 1999 Compared to First Half 1998.

         The Company's Net Sales increased by 14% in the second quarter of 1999 to $7,141,000 from $6,266,000 in the second quarter of 1998. The Company's Net Sales improved by 9% to $12,750,000 in the first half of 1999 from $11,701,000 in the first half of 1998.

         The Company's second quarter 1999 Earnings from Operations increased by 17% to $509,000 from $434,000 in the second quarter 1998. The first half 1999 operating earnings improved by 14% to $868,000 from $763,000 in the first half of 1998. The Company's Earnings before Income Taxes increased by 30% in the second quarter of 1999 to $311,000 from $239,000 in the second quarter of 1998. For the first half of 1999, the Company's Earnings before Income Taxes improved by 25% to $487,000 from $390,000 in the first half of 1998.

         Net Earnings in the second quarter and first half of 1999 would have exceeded the Net Earnings in the same periods in 1998 were it not for the increase in deferred income tax expenses for 1999 from deferred income tax benefits in 1998. Net Earnings in the second quarter of 1999 were $246,000 as compared to $271,000 in the second quarter of 1998. The second quarter 1999 improvement of $72,000 in Earnings before Income Taxes was more than offset by an increase of $82,000 in deferred income tax expenses. The Net Earnings in the first half of 1999 were $382,000 as compared to $454,000 in the first half of 1998. The first half 1999 improvement of $97,000 in Earnings before Income Taxes was also more than offset by an increase in deferred income tax expenses of $146,000.

Ronson Consumer Products
------------------------
(in thousands)
                                     Quarter Ended     Six Months Ended
                                        June 30,           June 30,
                                        --------           --------
                                     1999     1998      1999      1998
                                     ----     ----      ----      ----

Net sales                          $ 4,418  $ 3,880   $ 8,396   $ 7,607
Earnings from operations               755      594     1,417     1,209
Earnings before income taxes and
 intercompany charges                  701      537     1,317     1,093

         Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 14% in the second quarter of 1999 compared to the second quarter of 1998 primarily due to increased sales of flame accessory products. The Net Sales at Ronson Consumer Products increased by 10% in the first half of 1999 compared to the first half of 1998 primarily due to increased sales of flame accessory and lighter products.

         Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products was reduced to 50% in the second quarter of 1999 from 52% in the second quarter of 1998 and to 50% in the first half of 1999 from 51% in the first half of 1998. These reductions in the Cost of Sales percentage are primarily due to the increased sales in 1999 and to a change in the mix of products sold.

         Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 23% in the second quarter of 1999 from 22% in the second quarter of 1998. The Selling, Shipping and Advertising Expenses percentage was unchanged at 23% in the first halves of 1999 and 1998. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in the 1999 and 1998 periods.

         The Earnings from Operations at Ronson Consumer Products increased by 27% in the second quarter of 1999 as compared to the second quarter of 1998 and by 17% in the first half of 1999 as compared to the first half of 1998. Similarly, Earnings before Income Taxes and Intercompany Charges at Ronson Consumer Products increased by 31% in the second quarter of 1999 compared to the second quarter of 1998 and increased by 20% in the first half of 1999 compared to the first half of 1998. The improvements in earnings at Ronson Consumer Products in the second quarter and first half of 1999 from the same periods in 1998 were primarily due to the increased Net Sales in 1999.

Ronson Aviation
---------------
(in thousands)                       Quarter Ended     Six Months Ended
                                        June 30,           June 30,
                                        --------           --------
                                     1999     1998      1999      1998
                                     ----     ----      ----      ----

Net sales                          $ 2,723  $ 2,386   $ 4,354   $ 4,094
Earnings from operations               190      234       264       337
Earnings before income taxes and
 intercompany charges                  103      157       100       203

         Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 14% in the second quarter of 1999 from the second quarter of 1998, and by 6% in the first half of 1999 from the first half of 1998, primarily due to increased aircraft sales in the second quarter of 1999.

         Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 79% in the second quarter of 1999 from 75% in the second quarter of 1998 and increased to 78% in the first half of 1999 from 76% in the first half of 1998. The increases in the Cost of Sales percentage in 1999 were primarily due to the change in mix of products sold; the increase in aircraft sales in 1999, in particular.

         Ronson Aviation's Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were unchanged from the second quarter and first half of 1998 to the second quarter and first half of 1999. Ronson Aviation's General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 11% in the second quarter of 1999 and 1998 and increased to 12% in the first half of 1999 from 11% in the first half of 1998 primarily due to increases in certain legal expenses.

FINANCIAL CONDITION

         The Company's Stockholders' Equity improved to $2,531,000 at June 30, 1999, from $2,145,000 at December 31, 1998. The improvement of $386,000 in 1999
Stockholders' Equity was primarily due to the Net Earnings of $382,000 in the first half of 1999. The Company has a deficiency in working capital of $1,501,000 at June 30, 1999, as compared to $2,208,000 at December 31, 1998. The improvement of $707,000 in working capital was primarily due to the proceeds of $554,000 from the increase in the RCPC mortgage from Summit Bank ("Summit") and to the Company's Net Earnings in the first half of 1999.

         In May 1999 the Company and its principal lender, Summit, reached agreement to amend the Revolving Loans, Mortgage Loan and Term Loan with RCPC and Ronson Aviation. The amendments include a new Mortgage Loan to RCPC which provides additional funds of $554,000 to RCPC and extends the expiration of the Mortgage Loan to May 1, 2004. The amendments also provide for extensions of the RCPC Revolving Loan, the Ronson Aviation Revolving Loan, and the Ronson Aviation Term Loan for two years to June 30, 2002. The RCPC Revolving Loan is amended to also provide an additional $196,000 in available borrowing, to be amortized through June 30, 2000. A substantial majority of the total of $750,000 in additional funds was utilized to meet the cash requirements of the Prometcor, Inc. ("Prometcor") environmental clearance, which reduced the Current Liabilities of Discontinued Operations in the first half of 1999. During the first half of 1999, Prometcor received clearance from the NRC and NJDEP to demolish the buildings on the Prometcor property which had not previously been released. The demolition was completed in April 1999. In August 1999 Prometcor completed the sale of a portion of its property for cash proceeds of about $100,000. Prometcor has entered into an agreement for the sale of the remainder of the property, subject only to the necessary environmental clearance.


         In the first six months of 1999, Prometcor completed a number of actions required for environmental clearance of the property, and Prometcor expended over $800,000 in the first half of 1999 to complete these activities. As a result, the Current Liabilities of Discontinued Operations were reduced by $762,000 in the first half of 1999. The full extent of the costs and time required for completion is not determinable until the remediation and confirmation testing of the properties have been completed and accepted by the NJDEP and NRC.


         In July 1999 Health Canada issued a notice to Canadian distributors of seventeen utility lighters advising that Health Canada intended to issue a warning to Canadian consumers. Ronson-Canada's utility lighter was one of these seventeen listed. Health Canada requested that the Canadian distributors of the seventeen utility lighters cooperate in the voluntary withdrawal of these utility lighters from the Canadian market. Ronson-Canada is complying with the request even though no incidents or injuries involving the Varaflame Ignitor have been reported related to the allegations by Health Canada. After further product testing, Ronson-Canada expects to resume sales in Canada of the ignitors in the near future. Based upon the safety of the product, on the response from Ronson-Canada's customers, and on the results of discussions with the Company's suppliers, the Company believes that the matter will not have a material effect on the Company's financial condition or results of operations.

         The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financing arrangements, potential additional sources of financing and existing cash balances.

YEAR 2000 ISSUES

         The Company's information technology systems have been reviewed for Year 2000 ("Y2K") readiness, and actions have been taken to update all material systems. The information technology systems used at Ronson Aviation were recently acquired and have been certified Y2K compliant. The necessary upgrades to the information technology systems utilized by the Company and Ronson Consumer Products have been acquired. The implementation of these upgraded systems is substantially complete and will be tested in the third quarter of 1999.

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

     PART II - OTHER INFORMATION

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                           (a) Exhibits

                                    (10) Material Contracts.

         On May 13, 1999, Ronson Consumer Products Corporation and Summit Bank amended the Revolving Loan agreement and refinanced the existing Mortgage Loan agreement (refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements). The Revolving Loan and Mortgage Loan agreements are attached hereto as Exhibits 10(a)-10(f) as follows:

           (a) Third Amendment to Loan and Security Agreement between Summit Bank and Ronson Consumer Products Corporation dated May 13, 1999.
           (b) Mortgage Modification Agreement between Summit Bank and Ronson Consumer Products Corporation dated May 13, 1999.
           (c) Amended and Restated Mortgage Note in the amount of $1,760,000 from Ronson Consumer Products Corporation to Summit Bank dated May 13, 1999.
           (d) Consent and Reaffirmation of Corporate Guarantor by Ronson Corporation to Summit Bank dated May 13, 1999.
           (e) Consent and Reaffirmation of Corporate Guarantor by Ronson Aviation, Inc. to Summit Bank dated May 13, 1999.
           (f) Amended and Restated Master Note in the amount of $2,500,000 from Ronson Consumer Products Corporation to Summit Bank dated May 13, 1999.

                                    On May 13, 1999, Ronson Aviation and
     Summit Bank amended the Revolving Loan and Term Loan agreements (refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements). The Revolving Loan and Term Loan agreements are attached hereto as Exhibits 10(g)-10(k) as follows:

           (g) Amendment to Loan and Security Agreement between Ronson Aviation, Inc. and Summit Bank dated May 13, 1999.
           (h) Amended and Restated Master Note in the amount of $400,000 from Ronson Aviation, Inc. to Summit Bank dated May 13, 1999.
           (i) Amended and Restated Term Note in the amount of $190,000 from Ronson Aviation, Inc. to Summit Bank dated May 13, 1999.
           (j) Consent and Reaffirmation of Corporate Guarantor by Ronson Consumer Products Corporation to Summit Bank dated May 13, 1999.
           (k) Consent and Reaffirmation of Corporate Guarantor by Ronson Corporation to Summit Bank dated May 13, 1999.

                           (b) Reports on Form 8-K

         On June 17, 1999, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to Item 5 of such report. No financial statements or pro forma financial information was included in this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RONSON CORPORATION


        Date:  August 13, 1999      /s/Louis V. Aronson II
                                    ------------------------------
                                    Louis V. Aronson II, President
                                    and Chief Executive Officer

                                    (Signing as Duly Authorized
                                    Officer of the Registrant)


        Date:  August 13, 1999      /s/Daryl K. Holcomb
                                    --------------------------------
                                    Daryl K. Holcomb, Vice President
                                    and Chief Financial Officer,
                                    Controller and Treasurer

                                    (Signing as Chief Financial
                                    Officer of the Registrant)