Form 10-Q
period 1999-09-30
RONSON CORP
filed 1999-11-16
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999

Commission File Number 1-1031

RONSON CORPORATION
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

New Jersey	22-0743290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875-6707
------------------------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

(732) 469-8300
---------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1999, there were 3,197,736 shares of the registrant's common stock outstanding.

RONSON CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION:

CONSOLIDATED BALANCE SHEETS: SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS:

QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

CONSOLIDATED STATEMENTS OF CASH FLOWS:

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
          ----------------------------------------------------
                       (in thousands of dollars)

                                                       September 30,  December 31,
                                                           1999          1998
                                                         --------      --------
                                                        (unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                $     20      $    146
Accounts receivable, net                                    1,524         1,777
Inventories:

  Finished goods                                            2,078         2,189
  Work in process                                              42            66
  Raw materials                                               516           429
                                                         --------      --------
                                                            2,636         2,684
Other current assets                                        1,418         1,447
                                                         --------      --------
      TOTAL CURRENT ASSETS                                  5,598         6,054
                                                         --------      --------
Property, plant and equipment, at cost:

  Land                                                         19            19
  Buildings and improvements                                4,199         3,740
  Machinery and equipment                                   7,671         7,456
  Construction in progress                                    175           471
                                                         --------      --------
                                                           12,064        11,686
Less accumulated depreciation and amortization              6,285         5,879
                                                         --------      --------
                                                            5,779         5,807
Other assets                                                2,811         2,741
                                                         --------      --------
                                                         $ 14,188      $ 14,602
                                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                          $  1,807      $  2,209
Current portion of long-term debt and leases                  549           489
Accounts payable                                            2,451         1,941
Accrued expenses                                            1,764         1,790
Current liabilities of discontinued operations                964         1,833
                                                         --------      --------
      TOTAL CURRENT LIABILITIES                             7,535         8,262
                                                         --------      --------
Long-term debt and leases                                   3,966         3,761
Other long-term liabilities                                   461           434

STOCKHOLDERS' EQUITY:
Common stock                                                3,260         3,260
Additional paid-in capital                                 28,957        29,007
Accumulated deficit                                       (27,356)      (27,442)
Accumulated other comprehensive deficit                    (1,041)       (1,086)
                                                         --------      --------
                                                            3,820         3,739
Less cost of treasury shares                                1,594         1,594
                                                         --------      --------
      TOTAL STOCKHOLDERS' EQUITY                            2,226         2,145
                                                         --------      --------
                                                         $ 14,188      $ 14,602
                                                         ========      ========
See notes to consolidated financial statements

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                               Quarter Ended
                                                               September 30,
                                                          ----------------------
                                                            1999           1998
                                                          -------        -------

NET SALES                                                 $ 6,222        $ 6,145
                                                          -------        -------
Cost and expenses:
  Cost of sales                                             4,182          3,769
  Selling, shipping and advertising                           950            961
  General and administrative                                  895            982
  Depreciation and amortization                               145            138
                                                          -------        -------
                                                            6,172          5,850
                                                          -------        -------

EARNINGS FROM OPERATIONS                                       50            295
                                                          -------        -------
Other expense:
  Interest expense                                            177            159
  Other-net                                                    60             10
                                                          -------        -------
                                                              237            169
                                                          -------        -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        (187)           126
Income tax benefits-net                                        16             25
                                                          -------        -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   (171)           151

Loss from discontinued operations (net of
  deferred income tax benefits of $65 in 1999)               (125)             -
                                                          -------        -------

NET EARNINGS (LOSS)                                       $  (296)       $   151
                                                          =======        =======

EARNINGS (LOSS) PER COMMON SHARE:

Basic:
  Earnings (loss) from continuing operations              $ (0.05)       $  0.05
  Loss from discontinued operations                         (0.04)             -
                                                          -------        -------
  Net earnings (loss)                                     $ (0.09)       $  0.05
                                                          =======        =======

Diluted:
  Earnings (loss) from continuing operations              $ (0.05)       $  0.05
  Loss from discontinued operations                         (0.04)             -
                                                          -------        -------
  Net earnings (loss)                                     $ (0.09)       $  0.05
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

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------

NET SALES                                               $ 18,972       $ 17,846
                                                        --------       --------
Cost and expenses:
  Cost of sales                                           11,766         10,773
  Selling, shipping and advertising                        2,911          2,721
  General and administrative                               2,955          2,881
  Depreciation and amortization                              422            413
                                                        --------       --------
                                                          18,054         16,788
                                                        --------       --------

EARNINGS FROM OPERATIONS                                     918          1,058
                                                        --------       --------
Other expense:
  Interest expense                                           501            494
  Other-net                                                  117             48
                                                        --------       --------
                                                             618            542
                                                        --------       --------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        300            516
Income tax expenses (benefits)-net                            89            (89)
                                                        --------       --------

EARNINGS FROM CONTINUING OPERATIONS                          211            605

Loss from discontinued operations (net of
  deferred income tax benefits of $65 in 1999)              (125)             -
                                                        --------       --------

NET EARNINGS                                            $     86       $    605
                                                        ========       ========

EARNINGS (LOSS) PER COMMON SHARE:

Basic:
  Earnings from continuing operations                   $   0.06       $   0.19
  Loss from discontinued operations                        (0.04)             -
                                                        --------       --------
  Net earnings                                          $   0.02       $   0.19
                                                        ========       ========

Diluted:
  Earnings from continuing operations                   $   0.06       $   0.19
  Loss from discontinued operations                        (0.04)             -
                                                        --------       --------
  Net earnings                                          $   0.02       $   0.19
                                                        ========       ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
Cash Flows from Operating Activities:
Net earnings                                             $    86        $   605
Adjustments to reconcile net earnings to net
     cash provided by operating activities:

     Depreciation and amortization                           422            413
     Deferred income tax expenses (benefits)                  62           (112)
     Increase in cash from changes in current
        assets and current liabilities                       941            450
     Discontinued operations                                (935)          (415)
     Other                                                  (174)           138
                                                         -------        -------
        Net cash provided by operating
           activities                                        402          1,079
                                                         -------        -------

Cash Flows from Investing Activities:
Net cash used in investing activities,
     capital expenditures                                   (367)          (388)
                                                         -------        -------

Cash Flows from Financing Activities:

Proceeds from short-term debt                                387          1,084
Proceeds from long-term debt                                 629            264
Proceeds from exercise of stock options                        -             14
Payments of short-term debt                                 (789)        (1,449)
Payments of long-term debt                                  (315)          (282)
Payments of long-term lease obligations                      (73)           (69)
                                                         -------        -------

        Net cash used in operating
           activities                                       (161)          (438)
                                                         -------        -------
     Net increase (decrease) in cash                        (126)           253

     Cash at beginning of period                             146             32
                                                         -------        -------

     Cash at end of period                               $    20        $   285
                                                         =======        =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)

Note 1: ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The information as of and for the three-month and nine-month periods ended September 30, 1999 and 1998, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2: PER COMMON SHARE DATA

The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                                  Quarter Ended September 30,
                                    ------------------------------------------------------------------------------------
                                                     1999                                          1998
                                    ---------------------------------------       --------------------------------------
                                                                      Per                                          Per
                                    Earnings                         Share                                        Share
                                     (Loss)          Shares          Amount       Earnings         Shares         Amount
                                     ------          ------          ------       --------         ------         ------
Earnings (loss)
  from continuing
  operations ...............        $  (171)                                      $   151
Less accrued
  dividends on
  preferred stock ..........             (2)                                           (2)
                                    -------                                       -------
Continuing
  operations ...............           (173)          3,198         $  (0.05)         149           3,192        $   0.05
Loss from discon-
  tinued operations ........           (125)          3,198            (0.04)          --           3,192           --
                                    -------                         --------      -------                        --------
  BASIC ....................        $  (298)          3,198         $  (0.09)     $   149           3,192        $   0.05
                                    =======           =====         ========      =======           =====        ========

Effect of dilutive
  securities (1):
  Stock options ............                             --                                            22
  Cumulative con-
   vertible prefer-
   red stock ...............        $    --              --                       $     2              37
                                    -------           -----                       -------           -----
Continuing
  operations ...............           (173)          3,198         $  (0.05)         151           3,251        $   0.05
Loss from discon-
  tinued
  operations ...............           (125)          3,198            (0.04)          --           3,251           --
                                    -------                         --------      -------                        --------
  DILUTED ..................        $  (298)          3,198         $  (0.09)     $   151           3,251        $   0.05
                                    =======           =====         ========      =======           =====        ========

                                                                 Nine Months Ended September 30,
                                    ------------------------------------------------------------------------------------
                                                     1999                                          1998
                                    ---------------------------------------       --------------------------------------
                                                                      Per                                          Per
                                    Earnings                         Share                                        Share
                                     (Loss)          Shares          Amount       Earnings         Shares         Amount
                                     ------          ------          ------       --------         ------         ------
Earnings (loss)
  from continuing
  operations......                  $   211                                       $   605
Less accrued
  dividends on
  preferred stock.                       (6)                                           (6)
                                    -------                                       -------
Continuing
  operations......                      205           3,198         $  (0.06)         599           3,178        $   0.19
Loss from discon-
tinued operations.                     (125)          3,198            (0.04)          --           3,178              --
                                    -------                         --------      -------                        --------
  BASIC                             $    80           3,198         $  (0.02)     $   599           3,178        $   0.19
                                    =======           =====         ========      =======           =====        ========
Effect of dilutive
  securities (1):
  Stock options...                                       --                                            20
  Cumulative con-
   vertible prefer-
   red stock......                  $    --              --                       $     6              37
                                    -------           -----                       -------           -----
Continuing
  operations......                      205           3,198         $   0.06          605           3,235          $ 0.19
Loss from discon-
  tinued
  operations......                     (125)          3,198            (0.04)          --           3,235              --
                                    -------                         --------      -------                        --------
  DILUTED                           $    80           3,198         $   0.02      $   605           3,235          $ 0.19
                                    =======           =====         ========      =======           =====        ========

(1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the quarter and nine months ended
September 30, 1999, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings (Loss) per Common Share for those periods.

Note 3: SHORT-TERM DEBT

     In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan. On May 13, 1999, RCPC and Summit extended RCPC's Revolving Loan to June 30, 2002. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,386,000 at September 30, 1999, is under a line of credit up to $2,500,000 to RCPC based on its accounts receivable and inventory.

     In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional loan availability was reduced in monthly amounts of $20,833 to June 1999 when it was fully amortized. With the extension of the Revolving Loan and the Mortgage Loan agreement refinancing on May 13, 1999 (refer to Note 4 below), Summit is providing additional loan availability of $196,000 to be amortized through June 30, 2000, at the rate of approximately $17,000 per month. The outstanding amount under the agreement for the additional available loan of $147,000 as of September 30, 1999, is included in the balance of the Revolving Loan in the paragraph above.

     In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The agreement was extended to May 2000. The Revolving Loan balance of $116,000 (C$170,000) at September 30, 1999, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory. The Revolving Loan currently bears interest at the rate of 1.25% above CIBC's prime rate.

     At September 30, 1999, Ronson Aviation, Inc. ("Ronson Aviation") had a note payable of $285,000 due to Summit which is collateralized by specific aircraft and is to be repaid from the proceeds from the sale of the aircraft.

     In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan of $20,000 at September 30, 1999, is under a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable. On May 13, 1999, the Revolving Loan was extended for two years to June 30, 2002.

Note 4: LONG-TERM DEBT

     On May 13, 1999, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was approximately $1,736,000 at September 30, 1999. The amended Mortgage Loan agreement provided for additional funds of $554,000, and is payable in sixty monthly installments of $17,218, including interest, with a final installment on May 1, 2004, of approximately $1,389,000. The loan bears interest at a fixed rate of 8.39%.

     In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. On May 13, 1999, Ronson Aviation and Summit amended the Term Loan agreement to extend the payment terms for two years to June 30, 2002. The Term Loan balance was $171,000 at September 30, 1999.

     Ronson Aviation has seven additional term loans payable to Summit with balances at September 30, 1999, totalling approximately $2,207,000. The loans are collateralized by specific aircraft.

     In September 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $232,000 at September 30, 1999, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum. The Promissory Term Note is secured by the leased premises of Ronson Aviation's new aircraft fueling facilities complex and all related equipment, and also contains restrictive covenants.

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

     Financial information by industry segment is summarized below (in thousands):

                                                       Quarter Ended                          Nine Months Ended
                                                       September 30,                            September 30,
                                                  1999               1998                  1999               1998
                                                  ----               ----                  ----               ----
Net sales:
  Consumer Products                            $  3,498           $  4,007              $ 11,894           $  11,614
  Aviation Services                               2,724              2,138                 7,078               6,232
                                               --------           --------              --------           ---------
    Consolidated                               $  6,222           $  6,145              $ 18,972           $  17,846
                                               ========           ========              ========           =========
Earnings (loss) from
  operations:
  Consumer Products                            $    309           $    650              $  1,726           $   1,859
  Aviation Services                                 118                 85                   382                 422
                                               --------           --------              --------           ---------
  Total reportable segments                         427                735                 2,108               2,281
  Corporate and others                             (377)              (440)               (1,190)             (1,223)
                                               --------           --------              --------           ---------
    Consolidated                               $     50           $    295              $    918           $   1,058
                                               ========           ========              ========           =========
Earnings (loss) from
  continuing operations
  before intercompany
  charges and income taxes:
  Consumer Products                            $    242           $    597              $  1,559           $   1,690
  Aviation Services                                   6                 30                   106                 233
                                               --------           --------              --------           ---------
  Total reportable segments                         248                627                 1,665               1,923
  Corporate and others                             (435)              (501)               (1,365)             (1,407)
                                               --------           --------              --------           ---------
    Consolidated                               $   (187)          $    126              $    300           $     516
                                               ========           ========              ========           =========

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

                          Quarter Ended September 30, 1999 and 1998
                     ------------------------------------------------------
                     Foreign Currency  Minimum Pension     Accumulated
                       Translation        Liability    Other Comprehensive
                       Adjustment        Adjustment          Deficit
                     ---------------   --------------  -------------------

Balance at
  June 30, 1999        $     (85)        $    (964)        $  (1,049)

Change during third
  quarter 1999                (5)               13                 8
                       ---------         ---------         ---------

Balance at
  September 30, 1999   $     (90)        $    (951)        $  (1,041)
                       =========         =========         =========

Balance at
  June 30, 1998        $     (78)        $  (1,463)        $  (1,541)

Change during third
  quarter 1998               (18)               41                23
                       ---------         ---------         ---------
Balance at
  September 30, 1998   $     (96)        $  (1,422)        $  (1,518)
                       =========         =========         =========

                          Nine Months Ended September 30, 1999 and 1998
                     ------------------------------------------------------
                     Foreign Currency  Minimum Pension     Accumulated
                       Translation        Liability    Other Comprehensive
                       Adjustment        Adjustment          Deficit
                     ---------------   --------------  -------------------

Balance at
  December 31, 1998    $     (96)        $    (990)        $  (1,086)

Change during nine
  months ended
  September 30, 1999           6                39                45
                       ---------         ---------         ---------

Balance at
  September 30, 1999   $     (90)        $    (951)        $  (1,041)
                       =========         =========         =========

Balance at
  December 31, 1997    $     (61)        $  (1,545)        $  (1,606)

Change during nine
  months ended
  September 30, 1998         (35)              123                88
                       ---------         ---------         ---------

Balance at
  September 30, 1998   $     (96)        $  (1,422)        $  (1,518)
                       =========         =========         =========

Note 8: STATEMENTS OF CASH FLOWS

     Certificates of deposit that have a maturity of three months or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

     Supplemental disclosures of cash flow information (in thousands):

                                              Nine Months Ended
                                                 September 30,
                                               -----------------
                                                  1999    1998
                                                  ----    ----
        Cash Payments for:
                Interest                         $468    $479
                Income taxes                       68      20

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1999 Compared to Third Quarter 1998 and Nine Months 1999 Compared to Nine Months 1998.

     Ronson Corporation's (the "Company's") Net Sales increased in the third quarter of 1999 to $6,222,000 from $6,145,000 in the third quarter of 1998. For the nine months, the Company's Net Sales improved by 6% to $18,972,000 in 1999 from $17,846,000 in 1998.

     The Company's third quarter 1999 Net Sales and Earnings from Operations were adversely affected by sales returns, lost sales, and costs related to a voluntary short-term withdrawal of the Company's Varaflame ignitor utility lighter from the Canadian market. In July, Health Canada issued a notice to Canadian distributors of seventeen utility lighters from various Far Eastern manufacturers prior to issuing a public warning to Canadian consumers. Ronson Corporation of Canada, Ltd.'s ("Ronson-Canada's") utility lighter was one of those seventeen lighters listed by Health Canada. Ignitor sales returns to Ronson-Canada in the third quarter 1999 totaled $71,000 as compared to net sales of $56,000 in the third quarter of 1998, a net sales decrease of $127,000. As a result of the above, the third quarter's operating earnings were reduced by about $115,000, excluding the effect of lost sales. We have cooperated fully with Health Canada. The Company expects to resume ignitor sales in Canada in the near future.

     Operating earnings in the nine months of 1999 decreased to $918,000 from $1,058,000 in the nine months of 1998, with much of the decrease due to the short-term withdrawal of the ignitor from the Canadian market described above. After income taxes and interest, Earnings from Continuing Operations in the nine months of 1999 were $211,000 as compared to $605,000 in the nine months of 1998. The Earnings from Continuing Operations in the nine months of 1999 included an increase of $174,000 in deferred income tax expenses.

Ronson Consumer Products
------------------------
(in thousands)
                                         Quarter Ended        Nine Months Ended
                                         September 30,           September 30,
                                     -------------------     -------------------
                                       1999        1998        1999        1998
                                     -------     -------     -------     -------
Net sales                            $ 3,498     $ 4,007     $11,894     $11,614
Earnings from operations                 309         650       1,726       1,859
Earnings before income taxes and
 intercompany charges                    242         597       1,559       1,690

     Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson-Canada, Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 13% in the third quarter of 1999 compared to the third quarter of 1998 primarily due to decreased sales of flame accessory products and the $127,000 sales reduction related to the Ronson-Canada utility lighter matter discussed above, partially offset by an increase of 97% in sales of the Ronii and Windii lighters in 1999's third quarter.

     The Net Sales at Ronson Consumer Products increased by 2% in the nine months of 1999 compared to the nine months of 1998 primarily due to a 91% increase in sales of the Ronii and Windii lighter products partially offset by the reduction in ignitor sales in Canada in the third quarter of 1999. Sales of flame accessories increased slightly in the nine months of 1999.

     Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 54% in the third quarter of 1999 from 51% in the third quarter of 1998 primarily due to costs of the short-term withdrawal of the ignitor from the Canadian market and to the lower sales of flame accessories in the third quarter of 1999. The Cost of Sales percentage was unchanged at 51% in the nine months of 1999 and 1998 because the costs of the ignitor matter were offset by the increased sales of the other products.

     Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 27% in the third quarter of 1999 from 23% in the third quarter of 1998 primarily due to the lower Net Sales in the third quarter of 1999. The Selling, Shipping and Advertising Expenses percentage was 24% in the nine months of 1999 compared to 23% in the nine months of 1998 primarily due to increased shipping and advertising expenses in 1999.

     The Earnings from Operations at Ronson Consumer Products decreased to $309,000 in the third quarter of 1999 from $650,000 in the third quarter of 1998. Similarly, Earnings before Income Taxes and Intercompany Charges decreased in the third quarter of 1999 compared to the third quarter of 1998. The decrease in its earnings in the third quarter of 1999 was primarily due to the effects of the Ronson-Canada ignitor matter and the lower sales of flame accessory products. Earnings from Operations and Earnings before Income Taxes and Intercompany Charges decreased 7% and 8%, respectively, in the nine months of 1999 from the nine months of 1998. The decrease was due primarily to the Ronson-Canada utility lighter matter.

Ronson Aviation
---------------
(in thousands)
                                            Quarter Ended      Nine Months Ended
                                            September 30,         September 30,
                                         -----------------     -----------------
                                          1999       1998       1999       1998
                                         ------     ------     ------     ------
Net sales                                $2,724     $2,138     $7,078     $6,232
Earnings from operations                    118         85        382        422
Earnings before income taxes and
 intercompany charges                         6         30        106        233

     Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 27% in the third quarter of 1999 from the third quarter of 1998, and by 14% in the nine months of 1999 from the nine months of 1998, primarily due to increased aircraft sales.

     Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 84% in the third quarter of 1999 from 81% in the third quarter of 1998 and increased to 80% in the nine months of 1999 from 78% in the nine months of 1998. The increases in the Cost of Sales percentage in 1999 were primarily due to the change in mix of products sold; in particular, the increase in aircraft sales in 1999.

     Ronson Aviation's Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were unchanged from the third quarter and nine months of 1998 to the third quarter and nine months of 1999. Ronson Aviation's General and Administrative Expenses, as a percentage of Net Sales, were reduced in the third quarter and nine months of 1999 and 1998 primarily due to increases in the Net Sales.

Income Taxes

     The Loss from Continuing Operations in the third quarter of 1999 was net of deferred income tax benefits of $9,000. The Earnings from Continuing Operations in the nine months of 1999 were net of deferred income tax expenses of $62,000. The Earnings from Continuing Operations and Net Earnings in the third quarter and nine months of 1998 included deferred income tax benefits of $37,000 and $112,000, respectively. The results were increases in deferred income tax expenses of $28,000 and $174,000 in the third quarter and nine months of 1999, respectively, from the same periods in 1998.

Discontinued Operations

     In the third quarter of 1999, Prometcor, Inc. ("Prometcor"), a discontinued operation, made further progress toward completion of its environmental cleanup and the eventual sale of the property. One of the original three Prometcor parcels was sold for $100,000 in August 1999. Prometcor also completed excavation of contaminated material in one of the two remaining parcels of the property. While making this progress in the third quarter, removal was required of more contaminated soil than previously estimated. On the positive side, this removal was important because it resolved a significant uncertainty as to the volume of contaminated material to be found below the ground level concrete floors of the buildings. This had been difficult to estimate prior to removal of the concrete floors. As a result of the additional anticipated disposal costs, the Company took an additional accrual of $190,000 resulting in a Loss from Discontinued Operations in the third quarter of 1999 of $125,000, net of $65,000 of deferred income tax benefits.

FINANCIAL CONDITION

     The Company's Stockholders' Equity improved to $2,226,000 at September 30, 1999, from $2,145,000 at December 31, 1998. The improvement in 1999 Stockholders' Equity was primarily due to the Net Earnings in the nine months of 1999. The Company had a deficiency in working capital of $1,937,000 at September 30, 1999, as compared to $2,208,000 at December 31, 1998. The improvement of $271,000 in working capital was primarily due to the proceeds of $554,000 from the increase in the RCPC mortgage from Summit Bank ("Summit") in the first half of 1999.

     In May 1999 the Company and its principal lender, Summit, reached agreement to amend the Revolving Loans, Mortgage Loan and Term Loan with RCPC and Ronson Aviation. The amendments included a new Mortgage Loan to RCPC which provided additional funds of $554,000 to RCPC and extended the expiration of the Mortgage Loan to May 1, 2004. The amendments also provided for extensions of the RCPC Revolving Loan, the Ronson Aviation Revolving Loan, and the Ronson Aviation Term Loan for two years to June 30, 2002. The RCPC Revolving Loan was amended to also provide an additional $196,000 in available borrowing, to be amortized through June 30, 2000. A substantial majority of the total of $750,000 in additional funds was utilized to meet the cash requirements of the Prometcor environmental clearance.

     During the first half of 1999, Prometcor received clearance from the NRC and NJDEP to demolish the buildings on the Prometcor property which had not previously been released. The demolition was completed in April 1999. In August 1999 Prometcor completed the sale of a portion of its property for cash proceeds of about $100,000. Prometcor has entered into an agreement for the sale of the remainder of the property at a price of $495,000, subject only to the necessary environmental clearance. In the first six months of 1999, Prometcor completed a number of actions required for environmental clearance of the property. In the third quarter of 1999, Prometcor made further progress toward completion of its environmental cleanup. Prometcor completed excavation of contaminated material in one of the two remaining parcels of the property. While making this progress in the third quarter, removal was required of more contaminated soil than previously estimated. On the positive side, this removal was important because it resolved a significant uncertainty as to the volume of contaminated material to be found below the ground level concrete floors of the buildings. This had been difficult to estimate prior to removal of the concrete floors. As a result of the additional anticipated disposal costs, the Company took an additional accrual of $190,000 resulting in a Loss from Discontinued Operations in the third quarter of 1999 of $125,000, net of $65,000 of deferred income tax benefits. Prometcor expended over $1,100,000 in the nine months of 1999 to complete these activities. As a result, the Current Liabilities of Discontinued Operations were reduced by $869,000 in the nine months of 1999. The full extent of the costs and time required for completion is not determinable until the remediation and confirmation testing of the properties have been completed and accepted by the NJDEP and NRC.

     In the third quarter of 1999, the Company filed a lawsuit against several of its former general liability insurance carriers. (Refer to Item 1 of Part II below.) The suit seeks recovery for environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. Based on statements by the Company's counsel (who have undertaken the matter such that legal fees will be on a contingency basis), the Company believes that a sound basis exists to anticipate that recovery will likely be made of a substantial portion of costs related to groundwater contamination in New Jersey and potentially for other environmental costs. No provisions for this potential recovery have been made in the Company's financial statements.

     The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financing arrangements, potential additional sources of financing and existing cash balances.

YEAR 2000 ISSUES

     The Company's information technology systems have been reviewed for Year 2000 ("Y2K") readiness, and actions have been taken to update all material systems. The information technology systems used at Ronson Aviation were recently acquired and have been certified Y2K compliant. The necessary upgrades to the information technology systems utilized by the Company and Ronson Consumer Products have been acquired and successfully tested. The implementation of these upgraded systems is substantially complete.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Ronson Corporation v. The Home Indemnity Company, et al.

     The Company is the plaintiff in a lawsuit pending in the Superior Court of New Jersey Law Division: Essex County, in which the company seeks reimbursement from its former liability insurance carriers for costs related to environmental investigation and cleanup. Based on statements of the Company's counsel, management believes that a sound basis exists to anticipate that a substantial recovery, the amount of which cannot be estimated at this time, will be made from its former insurance carriers.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RONSON CORPORATION

Date: November 15, 1999

/s/Louis V. Aronson II
------------------------------
Louis V. Aronson II, President
and Chief Executive Officer

(Signing as Duly Authorized
Officer of the Registrant)

Date: November 15, 1999

/s/Daryl K. Holcomb
------------------------------
Daryl K. Holcomb, Vice President
and Chief Financial Officer,
Controller and Treasurer

(Signing as Chief Financial
Officer of the Registrant)