Form 10KSB
period 1999-12-31
RONSON CORP
filed 2000-03-30
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from             to           .

Commission File No. 1-1031

                                                RONSON CORPORATION
                                  (Name of small business issuer in its charter)

            NEW JERSEY                                                                        22-0743290
     (State of incorporation)                                                 (IRS Employer Identification No.)

CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.                                     08875
               (Address of principal executive office)                                             (Zip Code)

Issuer's telephone number:                                                                            (732) 469-8300

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
         Preferred Stock
         No par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES    X     NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ X ]

State issuer's revenues for its most recent fiscal year $24,696,000.

The aggregate market value of common stock held by non-affiliates was $5,466,000 as of March 10, 2000, computed by reference to the average bid and asked price of such common equity.

As of March 10, 2000, there were 3,223,353 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

        Part I
        ------

        Item    1.  Description of Business.

                2.  Description of Properties.

                3.  Legal Proceedings.

                4.  Submission of Matters to a Vote of
                       Security Holders.

        Part II
        -------

        Item    5.  Market for the Company's Common Stock
                       and Related Stockholder Matters.

                6.  Management's Discussion and Analysis of
                       Operations.

                7.  Financial Statements.

                8.  Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure.

        Part III
        --------

        Item    9.  Directors and Executive Officers of the
                       Company, Compliance with Section 16(a) of the
                       Exchange Act.

               10.  Executive Compensation.

               11.  Security Ownership of Certain Beneficial
                       Owners and Management.

               12.  Certain Relationships and Related Transactions.

        Part IV
        -------

        Item   13.  Exhibits and Reports on Form 8-K.

PART I

Item 1  –  DESCRIPTION OF BUSINESS

(a) Business Development.

         The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928.

(b) Business of Issuer.

        The Company is engaged principally in the following businesses:

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

        In December 1989 the Company adopted a plan to discontinue the operations of Ronson Metals Corporation, Newark, New Jersey, one of the Company's wholly owned subsidiaries. On January 8, 1997, Ronson Metals Corporation amended its Certificate of Incorporation to change its corporation name to Prometcor, Inc. ("Prometcor"). Prometcor had sizable losses in several years prior to 1987 with reduced losses continuing in 1987 through 1989. In 1990 operations ceased at Prometcor and Prometcor began complying with the New Jersey Industrial Site Recovery Act ("ISRA"), formerly ECRA, and all other applicable laws. As part of the plan to sell the properties of the Prometcor discontinued operations, Prometcor has also been involved in termination of its United States Nuclear Regulatory Commission ("NRC") license. Compliance with ISRA and NRC requirements has continued through 1999 and into 2000. (See Environmental Matters below and Item 6 - Management's Discussion and Analysis of Operations.)

        (1)   Consumer Products

        The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", a spot remover under the product tradename "Kleenol", and a surface protectant under the tradename "GlossTek". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. A subsidiary of WalMart Stores, Inc. ("WalMart") is a significant distributor for the consumer products segment and, as such, supplies Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on WalMart or its distributor subsidiary because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to various units of WalMart in 1999 and 1998 accounted for 13% and 12%, respectively, of Consolidated Net Sales of the Company and 20% and 18% of Net Sales of the segment in 1999 and 1998, respectively, most of which were to WalMart's distributor subsidiary.

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

         Ronson Consumer Products also distributes four lighter products - the "RONII" refillable butane lighter; the Ronson "WINDII" liquid fuel windproof lighter; the Ronson "Varaflame Ignitor", used for lighting fireplaces, barbecues, camping stoves and candles; and the "Euro Lite" blue point flame butane lighter, excellent for pipes and cigars. The lighter products are marketed in the United States, Canada and Mexico.

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

        In late 1999 Ronson Consumer Products introduced the new EURO LITE blue point flame butane lighter, in both the United States and Canada. The EURO LITE uses Ronson Multi-Fill butane fuel injectors. It is manufactured in China in accordance with the Company's design specifications. The EURO LITE faces strong competition from other nationally distributed brands and unbranded imports.

         (2)   Aviation - Fixed Wing Operations and
                Services and Helicopter Services

        Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter, air cargo, cargo handling, avionics, management aviation services, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Description of Properties, (3) Trenton, New Jersey). In its passenger and cargo services, Ronson Aviation operates a total of three aircraft, including a Citation Jet and two twin-engine turbo-prop airplanes in charter operations. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Raytheon Aircraft and Parts Sales and Service Center and a customer service facility for Bell Helicopter Textron.

        At December 31, 1999, Ronson Aviation had three new aircraft in sales inventory and orders to purchase three new aircraft from Raytheon Aircraft Corporation, all of which are for resale. The total sales value of these aircraft is approximately $1,960,000. The orders are subject to cancellation by Ronson Aviation.

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

        In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its facilities, Prometcor, located in Newark, New Jersey, and to comply with ISRA (formerly ECRA) and all other applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its NJDEP related environmental compliance activities respecting its Newark facility. As the result of sampling and evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and in the first quarter of 1997, areas of contamination in the groundwater below a section of the property were identified. Sampling and delineation have been and will be continuing in this area of the property.

         Prometcor has also proceeded with reporting to the NRC in order to terminate the NRC license held by Prometcor. In 1996 through 1998 Prometcor's radiological consultants performed soil and groundwater sampling and submitted additional reports to the Company and to the NRC. As a result of the evaluation of the sampling results by the Company's radiological consultant and in consideration of comments from the NRC, low-level contamination as delineated in certain sections of the Prometcor property was identified as requiring remedial action.

         A portion of the Newark property has already been released by the NRC and the NJDEP. In November 1997 Prometcor completed the necessary radiological cleanup activities for one of the three parcels of property and amended the Prometcor license to release this property. Also, in January 1998, the NJDEP provided a "No Further Action" letter for this portion of the property. This parcel was sold in the third quarter of 1999 for $100,000.

         In 1998 the Company's consultants completed additional testing. Based on the results of certain of these tests and on discussions with parties interested in the properties, the Company determined to demolish the buildings. The preparation for the demolition required additional testing for final clearance to verify and to supplement the results of previous consultants. This further testing ultimately required cleanup activities which were completed in January 1999. The NRC and NJDEP accepted the results of the post-remediation testing for the buildings in 1999 and approved the demolition of the buildings. The demolition of the buildings and concrete floors was completed in 1999.

        The Company's plan for final radiological remediation and clearance of the soils was approved by the NRC in November 1998 and by the NJDEP in February 1999. The implementation of this plan followed the completion of the demolition of the buildings. In the third and fourth quarters of 1999, Prometcor made further progress toward completion of its environmental cleanup and the eventual sale of the remainder of the property by completing the excavation of contaminated material in one of the two remaining parcels of the property. While making this progress, removal was required of contaminated soil beyond earlier estimates. On the positive side, this removal was significant in that it resolved an uncertainty as to the volume of contaminated material to be found below the ground level concrete floors of the buildings. This had been difficult to estimate prior to removal of the concrete floors.

        On February 10, 2000, the NRC released one of the two remaining parcels for unrestricted use. Prometcor's manufacturing buildings had stood on this portion of the site. A similar release of this parcel for unrestricted use is required from the NJDEP and is expected in April 2000 after completion of certain additional steps.

        The Company's plan regarding resolving the non-radiological issues in the soil has been approved by the NJDEP and will be implemented. The Company's plan to resolve the groundwater issue has not yet been approved by the NJDEP.

         The additional sampling and remediation required for the complete release of the two remaining parcels of the Newark property are continuing. The full extent of the costs is not determinable until all testing and remediation have been completed and accepted by the NJDEP and NRC.

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

        The primary underground storage tanks formerly used by Ronson Aviation were removed in November 1999 as required by the NJDEP and all contaminated soil was removed and remediated. Ronson Aviation has reached agreement with the lessor, the County of Mercer ("Mercer"), as to the allocation of responsibility for the costs of meeting regulatory requirements as to the former tank system, excluding costs related to groundwater contamination, if any. The former tanks are owned by Mercer and most of the tanks pre-date the lease between Ronson Aviation and Mercer. Under the agreement, the costs of all removal and reporting activities will be allocated such that 60% will be paid by Ronson Aviation and 40% will be paid by Mercer. The allocation of costs related to groundwater contamination has not been determined. Ronson Aviation recorded a provision for the costs estimated for the tank removal, soil excavation and removal, and reporting activities. The extent of groundwater contamination cannot be determined until testing has been undertaken and completed. Since the extent of groundwater contamination has not been determined, the associated costs cannot be estimated at this time. Management believes that any costs related to future groundwater-related activities, if any are required, are the responsibility of the County of Mercer. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be estimated at this time, the effect on the company's financial position or results of future operations cannot be determined at this time, but management believes that the effect will not be material.

        In the third quarter of 1998, a mechanical failure at Ronson Aviation resulted in an overfill of a fuel tank and a release of about 700 gallons of jet fuel. The Company has taken appropriate action to address the release and to meet NJDEP requirements. The Company's insurance carriers have been notified of the claim, and management believes that the Company will receive a reimbursement for the cost from insurance, but the Company has not recorded a receivable for that reimbursement at December 31, 1999.

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

         In 1999 the Company registered the new trademark "ArTek" in many countries in order to market products under the new brand.

SEASONALITY AND METHODS OF COMPETITION

        No material portion of the Company's business is seasonal. The Company uses various methods of competition as appropriate in both of its industry segments, such as price, service and product performance.

RESEARCH ACTIVITIES

        The Company's consumer products segment expensed approximately $232,000, $164,000 and $141,000 during the fiscal years ended December 31, 1999, 1998 and 1997, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

NUMBER OF EMPLOYEES

        As of December 31, 1999, the Company and its subsidiaries employed a total of 128 persons.

CUSTOMER DEPENDENCE

         See above under "Consumer Products".

Item 2  -  DESCRIPTION OF PROPERTIES

         (a) and (c) The following list sets forth the location and certain other information concerning the Company's principal manufacturing and office facilities. The Company's facilities are in relatively modern buildings which were designed for their present purpose. The Company believes its manufacturing and other facilities to be suitable for the operations conducted. In the list below, "medium" facilities are those which have between 20,000 and 100,000 square feet; and "small" facilities are those which have less than 20,000 square feet. Management believes that insurance coverage is adequate for all of its facilities, as listed below.

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

        (2) Somerset, New Jersey

        One small facility for executive and consumer products offices. This facility is leased under a lease which expires in June 2001. The facility is constructed of metal, cinder block and cement.

        (3) Trenton, New Jersey

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

        (b) One medium facility - "T" hangars. These structures are owned and are constructed of aluminum and concrete. The land upon which these structures are located is leased under a leasehold on the same terms as in 3 (a) above.

        (4) Mississauga, Ontario, Canada

        One small facility for sales and marketing, distribution center and storage. This facility is subject to a lease which expires in March 2001. This facility is constructed of brick and cinder block.

        (5) Newark, New Jersey

         Two parcels of vacant land. Operations of these facilities have terminated. The Company has entered into a contract for the sale of these parcels upon completion of environmental clearance.

         (b) The Company's investments are limited to those related to its operations. There are no restrictions which would limit investments in other areas, if determined by management.

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

RONSON CORPORATION v. THE HOME INDEMNITY COMPANY, ET AL

        In the third quarter of 1999, the Company filed a lawsuit in the Superior Court of New Jersey Law Division : Essex County against several of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. Discovery in the case has begun. According to statements to the Company by its counsel (who have undertaken the lawsuit on a legal fee contingency basis), the Company has a strong claim with a reasonable possibility of obtaining a sizable recovery. There is, however, always a possibility that either new facts might arise or the current state of the law could change, and, thus, the expected recovery might not be realized.

        See Item 1. "Business - Environmental Matters" above for discussion of a pending environmental matter involving a Superfund Site in California.

Item 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on December 7, 1999, the matters set forth in the Company's 1999 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

        (b) Messrs. Louis V. Aronson II and I. Leo Motiuk were elected as Class III directors for three-year terms.

        (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 1999 was ratified.

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

        1999
        ----------------------------------------------------
        Quarter            1st      2nd      3rd      4th
        ----------------------------------------------------
        High Bid          3 1/4    3 5/16   3 1/4    2 7/8
        Low Bid           2 5/8    2 5/8    2 11/16    2

        1998
        ----------------------------------------------------
        Quarter            1st      2nd      3rd      4th
        ----------------------------------------------------
        High Bid          3 3/4    3 7/8    3 15/16  3 1/2
        Low Bid           2 9/16   3 5/16   3 3/8    2 11/16

         b) At March 10, 2000, there were 2,657 stockholders of record of the Company's common stock.

         c) No dividends were declared or paid in the two years ended December 31, 1999.

         d) 1) On November 15, 1996, the Company issued an offer to exchange up to 1,423,912 aggregate shares of its common stock for all of the 837,595 issued and outstanding shares of its 12% Cumulative Convertible Preferred Stock. For each share of preferred stock exchanged, the Company offered to issue 1.7 shares of common stock. The terms and conditions of the offer were more fully described in the Schedule 13E-4, the Offering Circular and the accompanying Letter of Transmittal dated November 15, 1996 (together the "Exchange Offer"). These items were previously filed with the SEC and are incorporated herein by reference. The Company's Exchange Offer expired on September 30, 1997. During the year ended December 31, 1997, the Company issued 1,361,435 shares of common stock under the Exchange Offer.

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

         2) On July 21, 1998, the Company issued 20,000 common shares to Morrow & Co., Inc., in exchange for consulting services valued at $50,000. No underwriters were used and no discounts or commissions were paid. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a private offering. The securities were issued to a sophisticated investor.

Item 7  –  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESULTS OF OPERATIONS

1999 Compared to 1998

         Ronson Corporation's (the "Company's") Net Sales increased in 1999 by 7% to $24,696,000 from $23,173,000 in 1998.

         The Company's Earnings from Continuing Operations before Interest and Other Items were $1,198,000 in 1999 as compared to $1,350,000 in 1998. The Company's 1999 Net Sales and Earnings from Continuing Operations before Interest and Other Items were adversely affected by sales returns, lost sales, and costs related to a voluntary short-term withdrawal of the Company's Varaflame ignitor utility lighter ("ignitor") from the Canadian market. In July 1999 Health Canada, an agency of the Canadian government, issued a notice to Canadian distributors of seventeen utility lighters from various Far Eastern manufacturers prior to issuing a public warning to Canadian consumers. Ronson Corporation of Canada, Ltd.'s ("Ronson-Canada's") ignitor was one of those seventeen lighters listed by Health Canada. As a result of the above, the operating earnings in the second half of 1999 were reduced by about $187,000. This non-recurring charge does not include the negative effect of lost sales. The Company has cooperated fully with Health Canada, and ignitor sales resumed in Canada in December 1999. Without the ignitor matter, the Company's Earnings from Continuing Operations before Interest and Other Items would have been $1,385,000 in 1999, an increase of 3% from 1998.

         The reduction in Earnings from Continuing Operations to $292,000 in 1999 from $660,000 in 1998 was primarily due to the Ronson-Canada utility lighter matter and to increased deferred income tax expenses in 1999. The deferred income tax expenses increased by $223,000 in 1999 from 1998.

         In the third quarter of 1999, the Company filed a lawsuit against several of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor (refer to Item 3 of Part I above). According to statements by the Company's counsel (who have undertaken the matter on a legal fee contingency basis), the Company has a strong claim with a reasonable possibility of obtaining a sizable recovery. No provisions for any expected recovery have been made in the Company's financial statements.

     Ronson Consumer Products
     ------------------------
     (in thousands)
                                                        Year Ended
                                                        December 31,
                                                      1999        1998
                                                      ----        ----
     Net sales                                     $ 16,096    $ 15,717
     Earnings before interest, other items,
       intercompany charges, and taxes                2,557       2,567
     Earnings before intercompany charges
       and taxes                                      2,326       2,349
     Non-recurring charges                             (187)         --

         Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson-Canada, Mississauga, Ontario, (these together are "Ronson Consumer Products") increased by 2% in 1999 compared to 1998 primarily due to the 73% increase in sales of Ronii and Windii lighters in 1999. This increase was partially offset by a $230,000 sales reduction related to the Ronson-Canada ignitor matter discussed above.

         Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products was unchanged at 51% in 1999 and 1998, excluding the effect of the Ronson-Canada utility lighter matter. Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 24% in 1999 from 22% in 1998 primarily due to increased advertising expenses in 1999. The non-recurring charge in 1999 is the adverse effect of the Ronson-Canada ignitor matter discussed above.

     Ronson Aviation
     ---------------
     (in thousands)
                                                        Year Ended
                                                        December 31,
                                                      1999        1998
                                                      ----        ----
     Net sales                                     $  8,600    $  7,456
     Earnings before interest, other items,
       intercompany charges, and taxes                  398         556
     Earnings before intercompany charges
       and taxes                                         52         295
     Non-recurring charges                               --        (135)

         Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 15% in 1999 from 1998, primarily due to increased aircraft sales.

         Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 80% in 1999 from 78% in 1998. The increase in the Cost of Sales percentage in 1999 was primarily due to the change in mix of products sold, particularly the increase in aircraft sales in 1999.

         Ronson Aviation's Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were unchanged from 1998 to 1999. Ronson Aviation's General and Administrative Expenses, as a percentage of Net Sales, were reduced in 1999 from 1998 primarily due to the increase in the Net Sales.

Other Items

         The General and Administrative Expenses of Corporate and Others were reduced in 1999 primarily due to lower pension expense. The pension expense was reduced primarily due to the increased earnings on pension assets because the assets exceeded the obligation in the Company's principal pension plan through 1999 and to the lower pension amortization expense due to net gains in the plan in 1998. The Company's principal pension plan was fully funded at December 31, 1999.

         Other-Net was lower in 1999 than in 1998 primarily because 1998's Other-Net included costs accrued in the amount of $110,000 related to the Company's offer to settle the California Superfund Site matter discussed more fully below.

         The expenses of Income Tax Benefits (Provisions)-Net increased by $238,000 from 1998 to 1999. The year 1998 included deferred income tax benefits of $170,000, and the year 1999 included deferred income tax expenses of $53,000, a combined increase in expenses of $223,000 in 1999.

Discontinued Operations

         The Loss from Discontinued Operations included the costs recorded by the Company related to the discontinuance of Prometcor, as follows (in thousands):

                                               Year Ended December 31,
                                             1999        1998      1997
                                             ----        ----      ----
        Discontinuance costs accrued       $   763    $  1,506   $    --
        Deferred income tax benefit           (277)       (557)       --
                                            ------     -------    ------
        Loss from Discontinued Operations  $   486    $    949   $    --
                                            ======     =======    ======

         In 1990 the Company discontinued the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations in 1990, Prometcor began its compliance with the environmental requirements of the New Jersey Environmental Cleanup Responsibility Act ("ECRA"), now known as the Industrial Site Recovery Act ("ISRA"), administered by the New Jersey Department of Environmental Protection ("NJDEP") and other applicable State laws with the objective of selling the land and existing buildings previously used in the discontinued operations. The discontinuance of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license for the storage and use on site of a radioactive element to be used in a new product, the sales of which were minimal.

         In 1999 and to date in 2000, Prometcor made substantial progress in the environmental clearance of the Prometcor property in Newark, N.J. In the first quarter of 1999, Prometcor received NRC license amendments and NJDEP releases to allow the demolition of the major buildings on the site. The buildings were demolished and removed in the first through the third quarters of 1999. During the third and fourth quarters of 1999, Prometcor completed excavation of contaminated material in one of the two remaining parcels of the property. Completion of this excavation resolved a significant uncertainty as to the volume of contaminated material below the ground level of the concrete floor of the buildings. On February 10, 2000, the NRC released one of the two remaining parcels for unrestricted use. Prometcor's manufacturing buildings had stood on this site. A similar release of this parcel for unrestricted use is required from the NJDEP and is expected in April 2000 after completion of certain additional steps for NJDEP clearance.

         In addition, the plan relating toward non-radiological cleanup and clearance of the soil has been approved by the NJDEP and will be implemented later in 2000. The Company's plan to resolve groundwater issues has not yet been approved by the NJDEP. Completion of the actions to be taken under the cleanup plans, including the removal of affected debris and soil as may be required, is expected to be completed later this year.

         In the second quarter of 1999, Prometcor entered into an agreement to sell the three Prometcor parcels for a total of $595,000. In August the sale of one parcel for $100,000 was completed. Prometcor expects to complete the sale of the second parcel for $200,000 following its release by the NJDEP discussed above. The final parcel will be sold following its release expected in the third quarter of 2000.

         While making this progress to complete clearance of the property, Prometcor incurred greater than anticipated costs primarily due to a significant increase in the required excavation and testing of the soils beneath the concrete floors of the buildings. Prometcor also expects to incur higher costs than previously anticipated to dispose of the excavated soil due to the larger quantity of soil. In addition, the extended period of time to complete clearance has resulted in increased costs. Because of these increases in costs incurred and anticipated, Prometcor took additional accruals of $763,000 in 1999 - $190,000 in the third quarter and $573,000 in the fourth quarter.

         The total costs and expenses related to the termination of Prometcor's business operations in 1990, less the expected gain from the eventual sale of Prometcor's assets, have been estimated, based on the latest available information, to be about $6,530,000. These estimated costs and expenses consist of: Prometcor's expenses for the completion of compliance with the NJDEP and NRC environmental regulations; the termination of Prometcor's business operations; environmental consulting costs, legal and other professional fees; and costs for the maintenance of the Prometcor property, including insurance and taxes. These costs and expenses, net of deferred income tax benefits, have been charged against the Company's Loss from Discontinued Operations and Net Earnings (Loss) between the beginning of 1990 and year end 1999. The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 1999, was based, in accordance with normal accounting practices, on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is approximately $800,000 above the lower limit.

         The full extent of the costs and time required for completion is not determinable until the remediation and confirmatory testing of the properties have been completed and accepted by the NJDEP and NRC.

1998 Compared to 1997

         The Company's Earnings from Continuing Operations were $660,000 in 1998 compared to $783,000 in 1997. After the Loss from Discontinued Operations in 1998 of $949,000, the Company's Net Loss in 1998 was $289,000, compared to Net Earnings in 1997 of $783,000. The $949,000 Loss from Discontinued Operations in 1998 of Prometcor related to additional costs and expenses projected to complete compliance with environmental requirements and the eventual sale of Prometcor's properties.

         Consolidated Net Sales were $23,173,000 in 1998 compared to $23,170,000 in 1997. Net Sales of consumer products increased at Ronson Consumer Products by 3% in 1998 compared to 1997, primarily as the result of increased shipments of the Company's flame accessories. Net Sales at Ronson Aviation decreased by 5% in 1998 compared to 1997, primarily because increased sales of general aviation services were more than offset by lower sales of aircraft in 1998; however, Ronson Aviation's Earnings before Interest, Other Items and Intercompany Charges increased by 80%, before non-recurring costs, in 1998 from 1997.

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

         The Loss from Discontinued Operations included the costs recorded by the Company related to the discontinuance of Prometcor, as follows (in thousands):

                                               Year Ended December 31,
                                             1998        1997      1996
                                             ----        ----      ----
        Discontinuance costs accrued       $ 1,506    $     --   $ 1,370
        Deferred income tax benefit           (557)         --      (180)
                                            ------     -------    ------
        Loss from Discontinued Operations  $   949    $     --   $ 1,190
                                            ======     =======    ======

         In assessing the results of additional tests for radiological and non-radiological materials required by the NJDEP and NRC in the second half of 1998, the Company concluded that the final release of the Prometcor properties for eventual sale by the Company could be most economically obtained by the demolition of the Prometcor buildings and the removal from the site of the resulting debris, in lieu of the alternative of a prolonged period of continuing costly testing and more extensive cleanup of every part of the affected buildings. Accordingly, further testing and cleanup were undertaken and completed in January 1999 to support the Company's request to the NRC for approval of the proposed demolition. In February 1999 the NRC amended Prometcor's license to permit the demolition of the major building on the property. Separately, Prometcor's plan for final radiological cleanup of the soils was approved by the NRC in November 1998 and the NJDEP in February 1999.

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
                                                           ------
                                                           $1,506
                                                           ======

INCOME TAXES

         In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 1998 and 1997, the company recognized deferred income tax benefits of $727,000 and $225,000, respectively, as the result of reductions in the valuation allowance related to the Company's deferred income tax assets and to accrual of costs related to discontinued operations in 1998. In 1999, the Company recognized deferred income tax expenses of $53,000 related to continuing operations primarily due to the Earnings from Continuing Operations before Taxes. The Company recognized deferred income tax benefits related to discontinued operations of $277,000 in 1999 as the result of the accruals of costs related to the discontinued operations.

         Current income taxes in the year ended December 31, 1998, of $108,000 were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 1999, 1998 and 1997, current income tax benefits (expenses) were state income tax benefits (expenses) of $(45,000), $(30,000) and $141,000, respectively.

         At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,785,000 and alternative minimum tax credit carryforwards of $60,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION

         The Company's Stockholders' Equity was $2,108,000 at December 31, 1999, as compared to $2,145,000 at December 31, 1998. The change in 1999 in the Company's Stockholders' Equity was due primarily to a net gain on pension plans of $155,000 offset by the Net Loss of $194,000. The Company had a deficiency in working capital at December 31, 1999, of $3,168,000 as compared to $2,208,000 at December 31, 1998. The decrease in working capital was primarily due to the 1999 Net Loss and to classification of a greater portion of the deferred tax assets as long-term.

         Finished goods inventories increased in 1999 from December 31, 1998, primarily due to increased aircraft inventory at Ronson Aviation. The Ronson Aviation aircraft inventory increased by about $1,104,000 primarily because three new aircraft were delivered to Ronson Aviation in December 1999 which represented the new aircraft delivery schedule for all of 1999. The supplier of these aircraft had experienced difficulties in production, delaying the deliveries. As a result of the higher aircraft inventory, the short-term debt related to these aircraft increased by $1,065,000 in 1999. In the first quarter of 2000, two of the three aircraft with an inventory value of $1,212,000 were returned to the supplier at no cost to the Company.

         Cash increased in 1998 from changes in inventories primarily due to reduced inventories at Ronson Consumer Products. Cash increased in 1997 from changes in inventories primarily due to sales by Ronson Aviation of aircraft transferred from fixed assets into inventories.

         Cash increased from changes in accounts payable in 1999 and 1998 primarily due to differences in timing of purchases and payments.

         The Company's current liabilities of discontinued operations decreased by approximately $489,000 because the accrual of environmental costs at Prometcor in 1999 of about $713,000 was more than offset by cash expended by Prometcor related to current liabilities of discontinued operations of about $1,200,000 in 1999. The Company's current liabilities of discontinued operations increased by approximately $727,000 in 1998 primarily as the result of the 1998 accrual of additional costs and expenses of $1,506,000 projected for compliance by Prometcor with the environmental requirements. The Company's current liabilities of discontinued operations declined by $647,000 in 1997, primarily due to the expenditures incurred in the year related to Prometcor's environmental compliance.

         Capital expenditures were lower at $652,000 in 1999 and $845,000 in 1998 as compared to $2,138,000 in 1997 primarily because of the fourth quarter 1997 Ronson Aviation purchase of a Citation II jet for use in its charter operations. The acquisition of the aircraft was financed by long-term debt from Summit Bank ("Summit"). (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

         Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1999, Ronson Consumer Products had unused borrowings available at December 31, 1999, of about $364,000 under the Summit and Canadian Imperial Bank of Commerce lines of credit. Based on the level of accounts receivable, Ronson Aviation had no unused borrowings under the Summit line of credit at December 31, 1999.

         In May 1999 the Company and its principal lender, Summit, reached agreement to amend the Revolving Loans, Mortgage Loan and Term Loan with RCPC and Ronson Aviation. The amendments included a new Mortgage Loan to RCPC which provided additional funds of $554,000 to RCPC and extended the expiration of the RCPC Mortgage Loan to May 1, 2004. The amendments also provided for extensions of the RCPC Revolving Loan, the Ronson Aviation Revolving Loan, and the Ronson Aviation Term Loan for two years to June 30, 2002. The amended RCPC Revolving Loan in May and November 1999 also provided an additional $300,000 in available borrowing, to be amortized from February 1, 2000 through June 30, 2001. A substantial majority of the total of the $850,000 in additional funds was utilized to meet the cash requirements of the Prometcor environmental clearance.

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

         In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000 and ceased use of most of its former underground storage tanks. The primary underground storage tanks formerly used by Ronson Aviation were removed in the fourth quarter of 1999 as required by the NJDEP. Related contaminated soil was removed and remediated. The extent of groundwater contamination cannot be determined until testing, if required, has been undertaken. Ronson Aviation believes that any costs related to future groundwater-related activities are the responsibility of the County of Mercer. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be estimated at this time, the effect on the Company's financial position or results of future operations cannot be determined at this time, but management believes that the effect will not be material.

         At December 31, 1999, the Company did not have significant other capital commitments. The Company has operating leases, the most significant of which relates to office space used by the Company and RCPC. The Company's total commitments under capital and operating leases are presented in Note 6 of the Notes to Consolidated Financial Statements.

         In the third quarter of 1999, the Company filed a lawsuit against several of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor (refer to Item 3 of Part I above). According to statements by the Company's counsel (who have undertaken the matter on a legal fee contingency basis), the Company has a strong claim with a reasonable possibility of obtaining a sizable recovery. There is, however, always a possibility that either new facts might arise or the current status of the law could change, and, thus, the expected recovery might not be realized. Accordingly, no provisions for any expected recovery have been made in the Company's financial statements.

         On March 6, 2000, the Company entered into an agreement with a greater than 5% shareholder in which the Company will receive about $569,000 for the issuance of 227,500 shares of newly issued restricted common stock at $2.50 per share or market, whichever was higher. The proceeds will be used to reduce current liabilities and for other working capital needs.

         The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financial arrangements, potential additional sources of financing and existing cash balances.

YEAR 2000 ISSUES

         The Company's systems were not adversely affected or disrupted due to the beginning of the year 2000. The Company does not expect any date-related disruptions of its systems in the future.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Operations and other sections of this report contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. The use of the words "expects", "plans", "anticipates" and other similar words in conjunction with discussions of future operations of financial performance identifies these statements.

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

Item 7  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements required by this item are included in Item 13.

Item 8  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with accountants in the years ended December 31, 1999, 1998 and 1997.

PART III

Item 9  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, COMPLIANCE
                 WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of directors.

         The following table indicates certain information about the Company's seven (7) directors:

                                                     Positions and Offices
                                                        with Company
                                                     Presently Held (other
                                                     than that of Director);
                               Period                 Business Experience
                               Served   Term as      During Past Five Years
                                 as     Director     (with Company unless
 Name of Director     Age     Director  Expires      otherwise noted)
 ----------------     ---     --------  --------     -----------------------
 Louis V. Aronson II   77     1952-      2002        President & Chief
                              Present                Executive Officer; Chairman
                                                     of Executive Committee;
                                                     Member of Nominating
                                                     Committee.

 Robert A. Aronson     50     1993-      2001        Member of Audit Committee;
                              Present                Managing Member of
                                                     Independence Leather,
                                                     L.L.C., Mountainside, NJ,
                                                     the principal business of
                                                     which is the import of
                                                     leather products, May 1996
                                                     to present; Senior Vice
                                                     President/Chief Financial
                                                     Officer of Dreher, Inc.,
                                                     Newark, NJ, the principal
                                                     business of which was the
                                                     manufacture and import of
                                                     leather products, October
                                                     1987 to May 1996; son of
                                                     the President & Chief
                                                     Executive Officer of the
                                                     Company.

 Erwin M. Ganz         70     1976-      2001        Chairman of Audit
                              Present                Committee; Member of
                                                     Executive Committee and
                                                     Nominating Committee;
                                                     Consultant for the Company,
                                                     1994 to present; Executive
                                                     Vice President-Industrial
                                                     Operations, 1975 to 1993;
                                                     Chief Financial Officer,
                                                     1987 to 1993.

 I. Leo Motiuk         54     December   2002        Attorney; Former partner
                              1999 -                 in Shanley Fisher, P.C.,
                              Present                Attorneys at Law, Morris-
                                                     town, NJ.

 Gerard J. Quinnan     71     1996-      2000        Consultant for the Company,
                              Present                1990 to present; Vice
                                                     President-General Manager
                                                     of Ronson Consumer
                                                     Products Corporation,
                                                     1981 to 1990.

 Justin P. Walder      64     1972-      2001        Secretary; Assistant Cor-
                              Present                poration Counsel; Member of
                                                     Executive Committee and
                                                     Nominating Committee;
                                                     Principal in Walder, Sondak
                                                     & Brogan, P.A., Attorneys
                                                     at Law, Roseland, NJ.

 Saul H. Weisman       74     1978-      2000        Member of Executive
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

         The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2002:

                                                     Positions and Offices
                                Period Served            with Company;
       Name            Age       as Officer           Family Relationships
--------------------   ---      -------------         --------------------
Louis V. Aronson II    77         1953-          President & Chief Executive
                                  Present        Officer; Chairman of
                                                 Executive Committee; Director.

Daryl K. Holcomb       49         1996-          Vice President;
                                  Present

                                  1993-          Chief Financial Officer;
                                  Present

                                  1988-          Controller and Treasurer; None.
                                  Present

Justin P. Walder       64         1989-          Secretary;
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

Item 10  -  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The Summary Compensation Table presents compensation information for the years ended December 31, 1999, 1998 and 1997, for the Chief Executive Officer and the other executive officers of the Company.

                            SUMMARY COMPENSATION TABLE
                            --------------------------
                                                            Long-Term
                                                            Compensa-   All
                                      Annual Compensation      tion    Other
     Name and                         -------------------   --------- Compen-
     Principal                        Salary        Bonus    Options/  sation
     Position                 Year     ($)         ($)(1)    SARS (#)  ($)(2)
     ---------                ----    -------------------    -------- -------

 Louis V. Aronson II          1999   $529,408     $42,484    7,500    $12,950
     President and Chief      1998    494,773      51,535       --     11,204
     Executive Officer        1997    462,405      39,597       --     10,446

 Daryl K. Holcomb             1999    138,500      14,800    4,500      3,119
     Vice President and       1998    127,500      17,929       --      2,805
     Chief Financial          1997    119,062      12,724       --      2,701
     Officer, Controller
     and Treasurer

 Justin P. Walder             1999     77,708          --    2,000      1,554
     Secretary and            1998     74,583          --       --      1,492
     Assistant Corporation    1997     71,333          --       --      1,427
     Counsel

     Footnotes
     ---------
     (1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes.

     (2) In 1999 All Other Compensation included matching credits by the
         Company under its Employees' Savings Plan (Mr. L.V. Aronson, $3,200;
         Mr. Holcomb, $3,119; and Mr. Walder, $1,554); and the cost of term life insurance included in split-dollar life insurance policies
         (Mr. L.V. Aronson, $9,750).

OPTION GRANTS IN LAST FISCAL YEAR

                      Number of       Percent of
                      Securities     Total Options
                      Underlying      Granted to
                        Options      Employees in    Exercise   Expiration
         Name           Granted       Fiscal Year  Price ($/sh)    Date
         ----           -------       -----------  -----------     ----
   Louis V. Aronson II    7,500           31.5%     $ 2.68125     12/7/04
   Daryl K. Holcomb       4,500           18.9%       2.4375      12/7/04
   Justin P. Walder       2,000            8.4%       2.4375      12/7/04

AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

         The following table summarizes, for each of the named executive officers, options exercised during the year and the number of stock options unexercised at December 31, 1999. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

                                                                 Value of
                                           Number of           In-the-Money
                 Number of             Unexercised Options       Options at
                  Shares                 at FY-End (2)          FY-End (3)
                 Acquired             -------------------  -------------------
                    on     Value (1)  Exercis- Unexercis-  Exercis- Unexercis-
      Name       Exercise  Realized     able      able       able      able
      ----       --------  --------   -------- ----------  -------- ----------

 L.V. Aronson II     --     $   --     22,500     7,500     $   --   $   --
 D.K. Holcomb        --         --     15,500     4,500      3,179       --
 J.P. Walder         --         --      5,000     2,000         --       --

     Footnotes
     ---------

     (1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

     (2) The options held by the named executive officers at December 31,
         1999, are exercisable at any time and expire on May 22, 2000, June
         26, 2001, and December 7, 2004, except that options granted in 1999 are not exercisable until June 7, 2000.

     (3) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at
         December 31, 1999, to the option prices.  Options to purchase 5,500 shares held by Mr. Holcomb were in-the-money at December 31, 1999.

LONG-TERM INCENTIVE PLANS

        None.

COMPENSATION OF DIRECTORS

         Directors who are not officers of the Company receive an annual fee of $8,500 and, in addition, are compensated at the rate of $650 for each meeting of the Company's Board of Directors actually attended and $400 for each meeting of a Committee of the Company's Board of Directors actually attended. Officers receive no compensation for their services on the Board or on any Committee. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 2000, which is cancellable at any time by either party with 180 days notice and, effective January 1, 1999, provides compensation at the annual rate of $83,000 for the years ending December 31, 1999 and 2000, plus participation in the Company's health and life insurance plans and the use of an automobile. Mr. Quinnan has a consulting agreement with the Company for the period ending December 31, 2002, which is cancellable at any time by either party with 60 days notice. The agreement provides that Mr. Quinnan perform consulting services for the Company, Ronson Consumer Products, and Prometcor at a specified daily rate. In 1999, Mr. Quinnan was compensated $39,962 for his services and was provided the use of an automobile.

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

Item 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

(a) Security ownership of certain beneficial owners.

         Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

        Name and Address
         of Beneficial                Title of  Beneficially      Percent of
            Owner                      Class        Owned           Class
        ----------------              --------  ------------      ----------
        Louis V. Aronson II             Common   830,899 (1)(2)  25.5% (1)(2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Ronson Corporation Retirement
        Plan                            Common   171,300 (2)      5.3% (2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Carl W. Dinger III              Common   186,166 (3)      5.8% (3)
           7 Lake Trail West
           Morristown, New Jersey 07960

        Steel Partners II, L.P.         Common   316,199 (4)      9.8% (4)
           750 Lexington Avenue
           27th Floor
           New York, New York  10022

         Howard M. Lorber               Common   269,340 (5)      8.4% (5)
            70 East Sunrise Highway
            Valley Stream, New York  11581

     (1) Includes 30,000 shares of unissued common stock issuable to Mr.
         L.V. Aronson upon exercise of stock options held by Mr. L.V.
         Aronson under the Ronson Corporation 1996 Incentive Stock Option
         Plan.

     (2) The Ronson Corporation Retirement Plan ("Retirement Plan") is the
         beneficial owner of 171,300 common shares.  The shares held by the
         Retirement Plan are voted by the Retirement Plan's trustees,
         Messrs. L.V. Aronson, Ganz and Gedinsky.  If the shares held by the
         Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be
         1,002,199 shares, or 30.8% of the class.  If the shares held by the
         Retirement Plan were included in Mr. Ganz's beneficial ownership,
         Mr. Ganz's beneficial ownership would be 200,942 shares, or 6.2% of the class.  If the shares held by the Retirement Plan were included in Mr. Gedinsky's beneficial ownership, Mr. Gedinsky's beneficial ownership would be 171,300 shares or 5.3% of the class.  The
         Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997.

     (3) 186,166 common shares owned directly.  This information was provided to the Company by Mr. Dinger.  Mr. Dinger has provided the Company's
         Board of Directors with an irrevocable proxy to vote these shares
         (refer to "Transactions with Management and Others" in Item 12 below).

     (4) 316,199 common shares owned by Steel Partners II, L.P. Steel
         Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares.  This information was obtained from a Schedule
         13D filed with the SEC by Steel Partners II, L.P., and
         Mr. Lichtenstein.

     (5) 269,340 common shares owned directly by Mr. Lorber.  This information was provided to the Company by Mr. Lorber.

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

        Name of Individual or    Amount and Nature of       Percent of
          Identity of Group     Beneficial Ownership(2)       Class
        ---------------------   -----------------------     ----------

        Louis V. Aronson II           830,899 (3)              25.5%

        Robert A. Aronson               6,995                   (1)

        Erwin M. Ganz                  29,642 (3)               (1)

        I. Leo Motiuk                     500                   (1)

        Gerard J. Quinnan               3,500                   (1)

        Justin P. Walder               50,003                   1.6%

        Saul H. Weisman                15,343                   (1)

        Daryl K. Holcomb               37,770                   1.2%

        All Directors and
        Officers as a group
        (nine (9) individuals
        including those named above)  979,352                  29.8%

     (1) Shares owned beneficially are less than 1% of total shares outstanding.

     (2) Shares listed as owned beneficially include 60,500 shares subject to option under the Ronson Corporation 1987 and 1996 Incentive Stock
         Option Plans as follows:

                                          Common Shares
                                           Under Option
                                          -------------

         Louis V. Aronson II                 30,000

         Justin P. Walder                     7,000

         Daryl K. Holcomb                    20,000

         All Directors and Officers
         as a group (nine (9)
         individuals including
         those named above)                  60,500

     (3) Does not include 171,300 shares of issued common stock owned by the
         Retirement Plan.  The shares held by the Retirement Plan are voted by the Plan's trustees, Messrs. L.V. Aronson, Ganz and Gedinsky.  If the shares held by the Retirement Plan were included in
         Mr. L.V. Aronson's beneficial ownership, Mr. L.V.  Aronson's beneficial ownership would be 1,002,199 shares, or 30.8% of the class.  If the shares held by the Retirement Plan were included in
         Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 200,942 shares, or 6.2% of the class.

(c) Changes in control.

         The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

Item 12  -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with management and others.

         During the year ended December 31, 1999, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $81,781. A greater than 10% shareholder of Michael Graphics, Inc. is the son-in-law of the Company's President.

         During the year ended December 31, 1999, the Company, Ronson Consumer Products, Ronson Aviation and Prometcor retained the firm of Walder, Sondak & Brogan, P.A., Attorneys at Law, to perform legal services in the amount of $63,959. Justin P. Walder, a principal in that firm, is a director and officer of the Company.

         During the year ended December 31, 1999, Prometcor retained the firm of Shanley & Fisher, P.C., Attorneys at Law, to perform legal services for environmental matters in the amount of $3,470. I. Leo Motiuk, a director of the Company, was a principal in that firm in 1999. Mr. Motiuk is no longer a member of the firm, and, since April 1999, Prometcor has no longer retained the firm's services.

         In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a 5% shareholder of the Company. The agreement provides that Mr. Dinger will perform certain consulting services for the Company for a period of 18 months expiring on April 7, 2000, at a fee of $4,500 per month. During the year ended December 31, 1999, Mr. Dinger was compensated $54,000 under the agreement. On March 6, 2000, the Company and Mr. Dinger entered into a new consulting agreement to be effective upon the expiration date of the original agreement. The new agreement provides that Mr. Dinger will continue to perform consulting services for the Company for a period of 48 months at a fee of $7,000 per month.

         In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. The cost of the option was $5,500 per month for the period of the option or until exercised. The Company incurred a cost of $66,000 during the year ended December 31, 1999. As part of the option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. On March 6, 2000, Mr. Dinger granted a new option to the Company, to purchase the 186,166 shares of the Company's common stock held by Mr. Dinger and any additional shares Mr. Dinger may acquire. The option is for a period of 48 months. The exercise price of the option is $5.25 per share for the first two years, and the option price in the second two year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. Also on March 6, 2000, Mr. Dinger notified the Company that he will purchase 227,500 shares of newly issued restricted common stock of the Company at the price of $2.50 per share or market (as determined March 6, 2000), whichever is higher. The sale was completed in March 2000.

(d) Transactions with promoters.

        Not applicable.

PART IV

Item 13  -  EXHIBITS AND REPORTS ON FORM 8-K

(1) Listing of exhibits, as applicable.

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

         (10) Material contracts.

         On January 6, 1995, RCPC entered into an agreement with Summit for a Revolving Loan and a Term Loan. On March 6, 1997, the Revolving Loan was amended and extended to June 30, 2000. On May 13, 1999, the Revolving Loan was further amended to provide additional loan availability. The 1995 agreements were attached to the Company's 1994 Form 10-K as Exhibits 10(a)-10(f). The March 1997 amendments to the Revolving Loan were attached to the Company's 1996 Form 10-K as Exhibits 10(a)-10(c). A July 1997 amendment was attached to the Company's September 30, 1997, Form 10-Q as Exhibit 10(g). The May 1999 amendment was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(a) and 10(f).

         On December 1, 1995, the Company and RCPC entered into a mortgage loan agreement with Summit. The agreement and note were attached to the Company's 1995 Form 10-K as Exhibits 10(a) and 10(b). On May 13, 1999, the Company and RCPC refinanced the existing mortgage. The new mortgage loan was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(b)-10(e).

         On August 28, 1997, Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan. On May 13, 1999, Ronson Aviation and Summit extended the Revolving Loan and Term Loan to June 30, 2002. The Revolving Loan and Term Loan agreements were attached to the Company's September 30, 1997, Form 10-Q as Exhibits 10(a)-10(f). The May 1999 amendment agreements were attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(g)-10(k).

         For further information on Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 1999, filed with this report pursuant to Item 7, which is incorporated herein by reference.

         The Company is a party to an employment contract with Mr. Louis V. Aronson II dated December 21, 1978, as amended July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August 22, 1991, May 22, 1995, June 11, 1997, and December 17, 1998. This contract is incorporated herein by reference as filed as Exhibit 10.16 to Registration Statement No. 33-13696 on Form S-2 dated September 18, 1987. The amendment dated December 17, 1998, was attached to the Company's 1998 Form 10-K as Exhibit 10(a).

         (20) Other documents or statements to security holders.

         The Ronson Corporation Notice of Meeting of Stockholders held on December 7, 1999, and Proxy Statement was filed on November 4, 1999, and is incorporated herein by reference.

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
        Ronson Metals Corporation)

   Foreign
   -------
   Ronson Corporation of Canada, Ltd.                     Canada

         The Company also holds 100% of the voting power of five additional subsidiaries which are included in its consolidated financial statements and which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

         (23) Consent of experts and counsel attached hereto as Exhibit 23(a).

        (99) Additional exhibits.

               (a) Report of Inspectors of Election for the Ronson Corporation Annual Meeting of Stockholders
                on December 7, 1999.

(b) Reports on Form 8-K filed in the fourth quarter of 1999.

        None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of
   the Securities Exchange Act of 1934, the Company has duly caused this
   Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RONSON CORPORATION

  Dated:  March 29, 2000    By:     /s/Louis V. Aronson II
                                    ------------------------------------
                                    Louis V. Aronson II, President and
                                    Chief Executive Officer and Director

   Dated:  March 29, 2000   By:     /s/Daryl K. Holcomb
                                    --------------------------------------
                                    Daryl K. Holcomb, Vice President &
                                    Chief Financial Officer, Controller
                                    and Treasurer

   Dated:  March 29, 2000   By:     /s/Justin P. Walder
                                    --------------------------------------
                                    Justin P. Walder, Secretary and
                                    Director

   Dated:  March 29, 2000   By:     /s/Robert A. Aronson
                                    --------------------------------------
                                    Robert A. Aronson, Director

   Dated:  March 29, 2000   By:     /s/Erwin M. Ganz
                                    --------------------------------------
                                    Erwin M. Ganz, Director

   Dated:  March 29, 2000   By:     /s/I. Leo Motiuk
                                    --------------------------------------
                                    I. Leo Motiuk, Director

   Dated:  March 29, 2000   By:     /s/Gerard J. Quinnan
                                    --------------------------------------
                                    Gerard J. Quinnan, Director

   Dated:  March 29, 2000   By:     /s/Saul H. Weisman
                                    --------------------------------------
                                    Saul H. Weisman, Director

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1999

RONSON CORPORATION

SOMERSET, NEW JERSEY

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

        The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 7:

Consolidated	Balance Sheets - December 31, 1999 and 1998

Consolidated	Statements of Operations - Years Ended December 31, 1999, 1998 and 1997

Consolidated	Statements of Changes in Stockholders’- Equity Years Ended December 31, 1999, 1998 and 1997

Consolidated	Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

Notes	to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ronson Corporation

We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ronson Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 7, 2000

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands

                        ASSETS
                        ------                                     December 31,
                                                                   ------------
                                                                 1999        1998
                                                                 ----        ----
CURRENT ASSETS:
Cash and cash equivalents..................................  $     187   $     146
Accounts receivable, less allowances for doubtful accounts
  of: 1999, $57; 1998, $90.................................      2,003       1,777

Inventories:
  Finished goods...........................................      3,572       2,189
  Work in process..........................................         91          66
  Raw materials............................................        371         429
                                                             ---------   ---------
                                                                 4,034       2,684
Other current assets.......................................        786         765

Current assets of discontinued operations..................        562         682
                                                             ---------   ---------
      TOTAL CURRENT ASSETS.................................      7,572       6,054

PROPERTY, PLANT AND EQUIPMENT:
Land.......................................................         19          19
Buildings and improvements.................................      4,374       3,740
Machinery and equipment....................................      7,929       7,456
Construction in progress...................................         70         471
                                                             ---------   ---------
                                                                12,392      11,686

Less accumulated depreciation and amortization.............      6,446       5,879
                                                             ---------   ---------
                                                                 5,946       5,807

INTANGIBLE PENSION ASSETS..................................        193         256

OTHER ASSETS...............................................      1,058       1,202

OTHER ASSETS OF DISCONTINUED OPERATIONS....................      1,811       1,283

                                                             ---------   ---------
                                                             $  16,580   $  14,602
                                                             =========   =========
See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands (except share data)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------                       December 31,
                                                                   ------------
                                                                 1999        1998
                                                                 ----        ----
CURRENT LIABILITIES:
Short-term debt............................................. $   3,910   $   2,209
Current portion of long-term debt...........................       820         392
Current portion of lease obligations........................        96          97
Accounts payable............................................     2,724       1,941
Accrued expenses............................................     1,846       1,790
Current liabilities of discontinued operations..............     1,344       1,833
                                                             ---------   ---------
     TOTAL CURRENT LIABILITIES..............................    10,740       8,262

LONG-TERM DEBT..............................................     3,425       3,649

LONG-TERM LEASE OBLIGATIONS.................................        68         112

PENSION OBLIGATIONS.........................................        31         239

OTHER LONG-TERM LIABILITIES.................................        35          34

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS............       173         161

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares:
  12% cumulative convertible, $0.01 stated value; outstanding
  1999, 35,918 and 1998, 36,518.............................        --          --

Common stock par value $1
                                       1999        1998
                                       ----        ----
  Authorized shares............... 11,848,106  11,848,106
  Reserved shares.................    145,368     125,218
  Issued (including treasury).....  3,260,107   3,259,507        3,260       3,260

Additional paid-in capital..................................    28,941      29,007
Accumulated deficit.........................................   (27,636)    (27,442)
Accumulated other comprehensive loss........................      (863)     (1,086)
                                                             ---------   ---------
                                                                 3,702       3,739
Less cost of treasury shares:
  1999, 62,378 and 1998, 62,365.............................     1,594       1,594
                                                             ---------   ---------
  TOTAL STOCKHOLDERS' EQUITY................................     2,108       2,145
                                                             ---------   ---------
                                                             $  16,580   $  14,602
                                                             =========   =========
See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
Dollars in thousands (except per share data)
                                                        Year Ended December 31,
                                                        -----------------------
                                                      1999        1998        1997
                                                      ----        ----        ----
NET SALES......................................... $ 24,696    $ 23,173    $ 23,170
                                                   --------    --------    --------
Cost and expenses:
  Cost of sales...................................   15,230      13,865      14,504
  Selling, shipping and advertising...............    3,895       3,586       3,613
  General and administrative......................    3,791       3,840       3,384
  Depreciation and amortization...................      582         532         490
                                                   --------    --------    --------
                                                     23,498      21,823      21,991
                                                   --------    --------    --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INTEREST AND OTHER ITEMS........................    1,198       1,350       1,179
                                                   --------    --------    --------
Other expense:
  Interest expense................................      664         645         523
  Other-net.......................................      144         185         107
                                                   --------    --------    --------
                                                        808         830         630
                                                   --------    --------    --------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.............................      390         520         549

Income tax benefits (provisions)-net..............      (98)        140         234
                                                   --------    --------    --------
EARNINGS FROM CONTINUING OPERATIONS...............      292         660         783

Loss from discontinued operations (net of tax
  benefits of: 1999, $277; 1998, $557; 1997, $132)     (486)       (949)         --
                                                   --------   ---------    ---------

NET EARNINGS (LOSS)............................... $   (194)  $    (289)   $     783
                                                   ========   =========    =========

EARNINGS (LOSS) PER COMMON SHARE:

Basic:
  Earnings from continuing operations............. $   0.09   $    0.20   $     0.26
  Loss from discontinued operations...............    (0.15)      (0.30)          --
                                                   --------   ---------   ----------
  Net earnings (loss)............................. $  (0.06)  $   (0.10)  $     0.26
                                                   ========   =========   ==========
Diluted:
  Earnings from continuing operations............. $   0.09   $    0.20   $     0.25
  Loss from discontinued operations...............    (0.15)      (0.30)          --
                                                   --------   ---------   ----------
  Net earnings (loss)............................. $  (0.06)  $   (0.10)  $     0.25
                                                   ========   =========   ==========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
For the Years Ended December 31, 1999, 1998 and 1997
Dollars in thousands

                               12% Cumulative                    Additional
                               Convertible                         Paid-in         Accumulated   Comprehensive
                               Preferred Stock   Common Stock      Capital          Deficit       Income (Loss)
                               ---------------   ------------    --------------     ----------    -------------
Balance at December 31, 1996   $          8      $     1,864     $  30,345          $ (27,936)
                               ---------------   ------------    --------------     ----------    -------------
Net earnings - 1997                                                                       783     $        783
                                                                                                  -------------                                                                                                        -------------

Translation adjustment                                                                                     (25)
Pensions                                                                                                  (104)
                                                                                                  -------------
Other comprehensive loss                                                                                  (129)

Comprehensive income                                                                              $        654
                                                                                                  =============
Exchange offer                           (8)           1,362           (1,354)
                               ---------------   ------------    --------------     ----------    -------------
Balance at December 31, 1997             --            3,226           28,991         (27,153)
                               ---------------   ------------    --------------     ----------    -------------
Net loss - 1998                                                                          (289)    $       (289)
                                                                                                  -------------

Translation adjustment                                                                                    (35)
Pensions                                                                                                   555
                                                                                                  -------------
Other comprehensive income                                                                                 520
                                                                                                  -------------
Comprehensive income                                                                              $        231
                                                                                                  =============
Shares issued for:
  Stock options exercised                                 14                3
  Other                                                   20               30
Stock option purchased                                                    (17)
                               ---------------   ------------    --------------     -----------   -------------

Balance at December 31, 1998             --            3,260        29,007            (27,442)
                               ---------------   ------------    --------------     -----------   -------------
Net loss - 1999                                                                          (194)    $       (194)

Translation adjustment                                                                                      15
Pensions                                                                                                   208
                                                                                                  -------------
Other comprehensive income                                                                                 223

Comprehensive income                                                                                        29
                                                                                                  =============
Stock option purchased                                                   (66)
                               ---------------   ------------    --------------     -----------   -------------
Balance at December 31, 1999   $         --      $     3,260     $    28,941       $  (27,636)
                               ===============   ============    ==============     ===========   =============

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONT'D.)
--------------------------------------------------------------------
For the Years Ended December 31, 1999, 1998 and 1997
Dollars in thousands

                                Accumulated
                                  Other
                               Comprehensive     Treasury Stock
                                   Loss             (at cost)         Total
                               -------------     --------------  --------------

Balance at December 31, 1996   $     (1,477)     $     (1,594)   $     1,210
                               -------------     -------------   --------------
Net earnings - 1997                                                      783

Translation adjustment
Pensions

Other comprehensive loss               (129)                            (129)

Comprehensive income

Exchange offer                                                            --
                              -------------       -------------  --------------
Balance at December 31, 1997         (1,606)           (1,594)         1,864
                              -------------       -------------  --------------
Net loss - 1998                                                         (289)

Translation adjustment
Pensions

Other comprehensive income              520                              520                                                                   - -
Comprehensive income

Shares issued for:
  Stock options exercised                                                 17                                                              17 ed
  Other                                                                   50                                                                                    50
Stock option purchased                                                   (17)
                              -------------       ------------   --------------
Balance at December 31, 1998         (1,086)           (1,594)         2,145
                              -------------       ------------   --------------
Net loss - 1999                                                         (194)

Translation adjustment
Pensions

Other comprehensive income              223                              223

Comprehensive income

Stock option purchased                                                   (66)
                              -------------       ------------   --------------
Balance at December 31, 1999  $        (863)      $    (1,594)   $     2,108                                                               = =                     = =                       = =                      = =                        = =

                              =============       ============   ==============

                                              SHARE ACTIVITY
                              -------------------------------------------------
                              12% Cumulative
                                Convertible
                              Preferred Stock     Common Stock   Treasury Stock
                              ---------------     ------------   --------------
Balance at December 31, 1996        837,595         1,863,939           62,105
Exchange Offer                     (800,844)        1,361,435
Conversion                             (233)              233
Treasury Shares                                                            227
                              ---------------     ------------   --------------
Balance at December 31, 1997         36,518         3,225,607           62,332
Shares issued for:
  Stock options exercised                              13,900
  Other                                                20,000
Treasury Shares                                                             33
                              ---------------     ------------   --------------
Balance at December 31, 1998         36,518         3,259,507           62,365
Conversion                             (600)              600
Treasury Shares                                                             13
                              ---------------     ------------   --------------
Balance at December 31, 1999         35,918         3,260,107           62,378
                              ===============     ============   ==============

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Dollars in thousands                                      Year Ended December 31,
                                                         ------------------------
                                                         1999      1998     1997
                                                         ----      ----     ----
Cash Flows from Operating Activities:
Net earnings (loss).................................. $  (194)  $  (289)  $   783
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization.....................     582       532       490
   Deferred income tax benefits......................    (224)     (727)     (225)
   Increase (decrease) in cash from changes in:
      Accounts receivable............................    (226)       88      (248)
      Inventories....................................  (1,350)      426       737
      Other current assets...........................      80       (93)      (73)
      Accounts payable...............................     783       417       (46)
      Accrued expenses...............................      66        21       (72)
   Net change in pension-related accounts............     (95)      209       (56)
   Other.............................................     (24)      (54)       57
   Discontinued operations...........................    (435)      864      (791)
                                                      -------   -------   -------
      Net cash provided by (used in)
         financing activities........................  (1,037)    1,394       556
                                                      -------   -------   -------
Cash Flows from Investing Activities:
      Net cash used in investing activities,
         capital expenditures........................    (652)     (845)   (2,138)
                                                      -------   -------   -------

Cash Flows from Financing Activities:
Proceeds from long-term debt.........................     629       489     2,085
Proceeds from short-term debt........................   2,595     1,085     1,431
Proceeds from exercise of stock options..............      --        17        --
Proceeds from issuance of common stock...............      --        50        --
Payments of long-term debt...........................    (425)     (377)     (970)
Payments of long-term lease obligations..............    (109)      (93)     (110)
Payments of short-term debt..........................    (894)   (1,589)     (938)
Other................................................     (66)      (17)       --
                                                      -------   -------   -------
      Net cash provided by (used in)
         financing activities........................   1,730      (435)    1,498
                                                      -------   -------   -------
Net increase (decrease) in cash......................      41       114       (84)

Cash at beginning of year............................     146        32       116
                                                      -------   -------   -------

Cash at end of year.................................. $   187   $   146   $    32
                                                      =======   =======   =======

   See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements include the accounts of Ronson Corporation (the "Company") and its subsidiaries, all of which are wholly owned. Its principal subsidiaries are Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey; Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, Canada (these together are "Ronson Consumer Products"); Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey; and Prometcor, Inc., ("Prometcor"), formerly known as Ronson Metals Corporation, Newark, New Jersey. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Property and Depreciation - Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method. Capitalized leases are amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter. Aircraft and other related costs utilized by Ronson Aviation in its charter operations and held for more than one year are classified as property, plant and equipment. The term notes payable secured by these aircraft are also classified as long-term debt.

         Inventories - Inventories, other than aircraft, are valued at the lower of average cost or market. Aircraft inventory is carried at the lower of cost, specific identification, or market.

         Foreign Currency Translation - All balance sheet accounts of the Company's foreign subsidiary, Ronson-Canada, are translated at the current exchange rate as of the end of the year. All income statement accounts are translated at average currency exchange rates. Stockholders' Equity accounts are translated at historical exchange rates. The resulting translation adjustment is recorded as part of Accumulated Other Comprehensive Loss in Stockholders' Equity. Transaction gains and losses are not significant in the periods presented.

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

         Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $232,000, $164,000 and $141,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Advertising Costs - Costs of advertising are expensed as incurred and amounted to approximately $476,000, $295,000 and $446,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Income Taxes - In accordance with SFAS #109, "Accounting for Income Taxes", in 1999, 1998 and 1997, the Company recorded net deferred income tax assets of $224,000, $727,000 and $225,000, respectively.

         Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                              Year Ended December 31, 1999
                                              Earnings           Per Share
                                               (Loss)    Shares   Amount
                                              --------   ------  ---------

   Earnings from continuing
     operations.........................      $    292
   Less accrued dividends on
     preferred stock....................            (8)
                                              --------
   Continuing operations................           284    3,198    $ 0.09
   Loss from discontinued operations....          (486)   3,198     (0.15)
                                              --------             ------
     BASIC                                    $   (202)   3,198    $(0.06)
                                              ========    =====    ======
   Effect of dilutive securities (1):
     Stock options......................                     --
     Cumulative convertible
      preferred stock...................            --       --
                                              --------    -----
   Continuing operations................           284    3,198    $ 0.09
   Loss from discontinued operations....          (486)   3,198     (0.15)
                                              --------             ------
     DILUTED                                  $   (202)   3,198    $(0.06)
                                              ========    =====    ======

                                              Year Ended December 31, 1998
                                              Earnings           Per Share
                                               (Loss)    Shares   Amount
                                              --------   ------  ---------

   Earnings from continuing
     operations.........................      $    660
   Less accrued dividends on
     preferred stock....................            (8)
                                              --------
   Continuing operations................           652    3,183    $ 0.20
   Loss from discontinued operations....          (949)   3,183     (0.30)
                                              --------              -----
     BASIC                                    $   (297)   3,183    $(0.10)
                                              ========    =====    ======

   Effect of dilutive securities (1)
     Stock options......................                     --
     Cumulative convertible
      preferred stock...................            --       --
                                              --------    -----
   Continuing operations................           652    3,183    $ 0.20
   Loss from discontinued operations....          (949)   3,183     (0.30)
                                              --------             ------
     DILUTED                                  $   (297)   3,183    $(0.10)
                                              ========    =====    ======

                                              Year Ended December 31, 1997
                                                                 Per Share
                                              Earnings   Shares   Amount
                                              --------   ------  ---------

   Earnings from continuing
     operations.........................      $    783
   Less accrued dividends on
     preferred stock....................            (8)
                                              --------
   Continuing Operations................           775    2,958    $ 0.26
   Loss from discontinued operations....            --    2,958        --
                                              --------             ------
     BASIC                                         775    2,958    $ 0.26
                                              ========    =====    ======
   Effect of dilutive securities:
     Stock options......................                     11
     Cumulative convertible
      preferred stock...................             8      161
                                              --------    -----
   Continuing Operations................           783    3,130    $ 0.25
   Loss from discontinued operations....            --    3,130        --
                                              --------             ------
     DILUTED                                  $    783    3,130    $ 0.25
                                              ========    =====    ======

     (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the years ended December 31,
          1999 and 1998, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings (Loss) per Common Share for
          those periods.

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

         On November 15, 1996, the Company issued an offer to exchange 1.7 shares of its common stock for each share of preferred stock outstanding. After the expiration of the offer on September 30, 1997, the Company had accepted a total of 800,844 shares of preferred stock and had issued a total of 1,361,435 shares of common stock in exchange under the Company's Exchange Offer. At December 31, 1999, the Company had outstanding 35,918 shares of preferred stock and 3,197,729 shares of common stock.

Note 2.     DISCONTINUED OPERATIONS:

         The Loss from Discontinued Operations included the costs recorded by the Company related to the discontinuance of Prometcor as follows (in thousands):

                                               Year Ended December 31,
                                             1999        1998      1997
                                             ----        ----      ----

        Discontinuance costs accrued....... $  763      $1,506    $   --
        Deferred income tax benefit........   (277)       (557)       --
                                            ------      ------    ------
        Loss from Discontinued Operations.. $  486      $  949    $   --
                                            ======      ======    ======

         In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor. Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of the New Jersey Industrial Site Recovery Act ("ISRA") administered by the New Jersey Department of Environmental Protection ("NJDEP") and other applicable State laws with the objective of selling the land and existing buildings previously used in the discontinued operations. The discontinuance of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license for the storage and use on site of a radioactive element to be used in a new product, the sales of which were minimal.

         The total costs and expenses related to the termination of Prometcor's business operations in 1990, less the expected gain from the eventual sale of Prometcor's assets, have been estimated, based on the latest available information, to be about $6,530,000. These estimated costs and expenses consist of: Prometcor's expenses for the completion of compliance with the NJDEP and NRC environmental regulations; the termination of Prometcor's business operations; environmental consulting costs, legal and other professional fees; and costs for the maintenance of the Prometcor property, including insurance and taxes. These costs and expenses, net of deferred income tax benefits, have been charged against the Company's Loss from Discontinued Operations and Net Earnings (Loss) between the beginning of 1990 and year end 1999. The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 1999, was based on the lower limit of the range of costs as projected by the Company. The estimated upper limit of the range of costs is approximately $800,000 above the lower limit.

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

         The assets and liabilities of Prometcor are reflected in the Consolidated Balance Sheets under assets and liabilities of discontinued operations. At December 31, 1999, Other Assets of Discontinued Operations consisted primarily of land and buildings and net deferred income tax assets of Prometcor. The Current Liabilities of Discontinued Operations at December 31, 1999, consisted principally of $1,330,000 of accrued costs related to the environmental compliance of Prometcor and accrued costs related to discontinuance of Prometcor.

Note 3.     INCOME TAXES:

         At December 31, 1999, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $5,800,000, expiring as follows: $850,000 in 2000 to 2001; $1,750,000 in 2005 to 2007; $1,950,000 in 2010 to 2012; and $1,250,000 in 2019. The Company also had available alternative minimum tax credit carryforwards of approximately $60,000.

         The income tax benefits (expenses) consisted of the following (in thousands):

                                                  Year Ended December 31,
                                                    1999     1998    1997
                                                    ----     ----    ----
   Current:
     State. . . . . . . . . . . . . . . . . . . .  $ (45)   $ (30)  $ 141
                                                   -----    -----   -----
   Deferred:
     Federal. . . . . . . . . . . . . . . . . . .    181      498     170
     State. . . . . . . . . . . . . . . . . . . .     43      229      55
                                                   -----    -----   -----
                                                     224      727     225
                                                   -----    -----   -----
                                                     179      697     366
   Allocated to discontinued operations . . . . .    277      557     132
                                                   -----    -----   -----
     Income tax benefits (expenses)-net . . . . .  $ (98)   $ 140   $ 234
                                                   =====    =====   =====

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

         The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax benefits (expenses) is as follows (in thousands):

                                                   Year Ended December 31,
                                                    1999     1998    1997
                                                    ----     ----    ----

   Tax expense amount computed using
     statutory rate. . . . . . . . . . . . . . . . $(132)   $(177)  $(187)
   State taxes, net of federal benefit . . . . . .   (30)     (20)    (93)
   Operations outside the US . . . . . . . . . . .   (23)      27       2
   Recognition of deferred income tax assets:
     Federal . . . . . . . . . . . . . . . . . . .   181      498     170
     State . . . . . . . . . . . . . . . . . . . .    43      229      55
   Discontinued operations and other . . . . . . .  (137)    (417)    287
                                                   -----    -----   -----
     Income tax benefits (expenses)-net. . . . . . $ (98)   $ 140   $ 234
                                                   =====    =====   =====

         The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                December 31,
                                                                1999    1998
                                                                ----    ----
   Deferred income tax assets:
      Inventories, principally due to additional costs
        inventoried for tax purposes pursuant to the Tax
        Reform Act of 1986 and valuation reserves for
        financial reporting purposes. . . . . . . . . . . . . $  118  $  108
      Compensated absences, principally due to accrual for
        financial reporting purposes. . . . . . . . . . . . .    129     131
      Compensation, principally due to accrual
        for financial reporting purposes. . . . . . . . . . .    103     118
      Accrual of projected environmental costs, principally
        related to Prometcor's compliance with NJDEP and NRC
        requirements. . . . . . . . . . . . . . . . . . . . .    409     878
      Net operating loss carryforwards. . . . . . . . . . . .  2,666   3,067
      Alternative minimum tax and investment tax credit
        carryforwards . . . . . . . . . . . . . . . . . . . .     72     104
      Other . . . . . . . . . . . . . . . . . . . . . . . . .     79     132
                                                              ------  ------
        Total gross deferred income tax assets. . . . . . . .  3,576   4,538
        Less valuation allowance. . . . . . . . . . . . . . .    324   1,400
                                                              ------  ------
        Net deferred income tax assets. . . . . . . . . . . .  3,252   3,138
                                                              ------  ------

    Deferred income tax liabilities:
      Pension expense, due to contributions in excess of
        net accruals. . . . . . . . . . . . . . . . . . . . .    504     502
      Other . . . . . . . . . . . . . . . . . . . . . . . . .    142     254
                                                              ------  ------
        Total gross deferred income tax liabilities . . . . .    646     756
                                                              ------  ------
        Net deferred income taxes . . . . . . . . . . . . . . $2,606  $2,382
                                                              ======  ======

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management has assessed the Company's recent operating earnings history and expected future earnings. Based on these past and future earnings, on the expected completion of compliance by Prometcor with environmental regulations and on tax planning strategies, although realization is not assured, management believes it is more likely than not that $3,252,000 of the deferred income tax assets will be realized. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $5,700,000 in the years prior to the expiration of the net operating loss carryforwards in 2019. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards. The valuation allowance was reduced from $1,400,000 at December 31, 1998, to $324,000 at December 31, 1999, and from $3,059,000 at December 31, 1997, to $1,400,000 at December 31, 1998.

         The net deferred income tax assets are classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                 December 31,
                                                                 1999    1998
                                                                 ----    ----
      Current:
        Other current assets. . . . . . . . . . . . . . . . .  $  428  $  332
        Current assets of discontinued operations . . . . . .     321     405
                                                               ------  ------
          Total current . . . . . . . . . . . . . . . . . . .     749     737
                                                               ------  ------

      Long Term:
        Other assets. . . . . . . . . . . . . . . . . . . . .     353     675
        Other assets of discontinued operations . . . . . . .   1,504     970
                                                               ------  ------
          Total long term . . . . . . . . . . . . . . . . . .   1,857   1,645
                                                               ------  ------

      Total net deferred income tax assets. . . . . . . . . .  $2,606  $2,382
                                                               ======  ======

Note 4.     SHORT-TERM DEBT:

        Composition (in thousands):                          December 31,
                                                            1999      1998
                                                            ----      ----

        Revolving loans (a). . . . . . . . . . . . . . . $ 2,056   $ 1,420
        Notes payable, commercial finance company (b). .   1,575       789
        Note payable, bank (c) . . . . . . . . . . . . .     279        --
                                                         -------   -------
        Total short-term debt. . . . . . . . . . . . . . $ 3,910   $ 2,209
                                                         =======   =======

         (a) In 1995 RCPC entered into an agreement with Summit Bank ("Summit") for a Revolving Loan. On May 13, 1999, RCPC and Summit extended RCPC's Revolving Loan to June 30, 2002. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,726,000 at December 31, 1999, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Revolving Loan currently bears interest at the rate of 1.5% above Summit's prime rate (8.5% at December 31, 1999). The Revolving Loan is payable on demand under an agreement which expires June 30, 2002. The Revolving Loan is secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. At December 31, 1999, RCPC also had outstanding Letters of Credit of approximately $78,000. The Summit agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

         In July 1997 RCPC and Summit amended the Revolving Loan agreement to provide $400,000 in additional loan availability. The $400,000 additional loan availability was reduced in monthly amounts of $20,833 to June 1999 when it was fully amortized. With the extension of the Revolving Loan and the Mortgage Loan agreement refinancing on May 13, 1999 (refer to Note 5 below), and as subsequently amended November 15, 1999, Summit is providing additional loan availability of $300,000 to be amortized from February 1, 2000, through June 30, 2001, at the rate of approximately $17,000 per month. The outstanding amount under the agreement for the additional available loan of $300,000 as of December 31, 1999, is included in the balance of the Revolving Loan in the paragraph above.

         In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. In 1999 Ronson-Canada and CIBC extended Ronson-Canada's Revolving Loan to 2000. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan balance of $116,000 (C$167,000) at December 31, 1999, under the line of credit is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable and inventory. The loan bears interest at the rate of 1.25% over the CIBC prime rate (6.5% at December 31, 1999). The line of credit, payable on demand, is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company.

         In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 5 below regarding the Term Loan). On May 13, 1999, Ronson Aviation and Summit extended Ronson Aviation's Revolving Loan to June 30, 2002. The Revolving Loan of $214,000 at December 31, 1999, is under a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable. The Revolving Loan currently bears interest at the rate of 1.5% above Summit's prime rate (8.5% at December 31, 1999). The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory (excluding aircraft) and machinery and equipment (excluding aircraft) of Ronson Aviation; and the guarantees of the Company and RCPC. The Summit agreement also contains restrictive covenants.

         Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 1999, Ronson Consumer Products and Ronson Aviation had unused borrowings available at December 31, 1999, of about $364,000 under the Summit and CIBC lines of credit described above. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt in (a) above.)

         (b) At December 31, 1999, the notes payable, commercial finance company, consisted of notes payable by Ronson Aviation in the amount of $1,575,000 due to Raytheon Aircraft Credit Corp. ("Raytheon"). These notes payable by Ronson Aviation are each collateralized by specific aircraft, and the notes are repaid from the proceeds from the sale of the aircraft. The Raytheon notes bear interest at a rate of 1.5% over the prime rate (8.5% at December 31, 1999). The notes are secured by aircraft inventory of Ronson Aviation with a book value of $1,660,000 at December 31, 1999.

         (c) At December 31, 1999, Ronson Aviation had a note payable of $279,000 due to Summit which is collateralized by specific aircraft and is to be repaid from the proceeds from the sale of the aircraft. The note bears interest at the rate of 1.5% above Summit's prime rate (8.5% at December 31, 1999) and is secured by aircraft inventory of Ronson Aviation with a book value of $294,000 at December 31, 1999.

         At December 31, 1999, the weighted average interest rate for the total short-term debt was 9.9%.

Note 5.     LONG-TERM DEBT:

          Composition (in thousands):                        December 31,
                                                             1999       1998
                                                             ----       ----

          Mortgage loan payable, Summit (a) . . . . . . . $ 1,721    $ 1,219
          Term note payable, Summit (b) . . . . . . . . .     157        214
          Notes payable, Summit (c) . . . . . . . . . . .   2,131      2,350
          Promissory term note payable (d). . . . . . . .     227        245
          Other . . . . . . . . . . . . . . . . . . . . .       9         13
                                                          -------    -------
                                                            4,245      4,041
          Less portion in current liabilities . . . . . .     820        392
                                                          -------    -------
          Balance of long-term debt . . . . . . . . . . . $ 3,425    $ 3,649
                                                          =======    =======

         (a) On May 13, 1999, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,721,000 at December 31, 1999. The amended Mortgage Loan agreement provided for additional funds of $554,000, is secured by a first mortgage on the land, buildings and improvements of RCPC, and is payable in sixty monthly installments of $17,218, including interest, with a final installment on May 1, 2004, of approximately $1,389,000. The loan bears interest at a fixed rate of 8.39%.

         (b) In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. On May 13, 1999, Ronson Aviation and Summit amended the Term Loan agreement to extend the payment terms for two years to June 30, 2002. The Term Loan with a balance of $157,000 at December 31, 1999, is payable in monthly installments of $4,750 plus interest, with a final installment on June 30, 2002, of $14,250. The Term Loan bears interest at the rate of 1.5% above Summit's prime rate. (Refer to Note 4(a) above.)

         (c) The notes payable, Summit, consisted of seven term loans payable by Ronson Aviation to Summit. The notes bear interest at the rate of 1.5% over the prime rate, are collateralized by specific aircraft with a net book value of $3,292,000 at December 31, 1999, and are guaranteed by the Company. Two of the notes, in the amount of approximately $446,000 at December 31, 1999, are payable in monthly installments totalling $6,375 plus interest through October 2000 with a final payment of about $383,000 on October 5, 2000. One of the notes, in the amount of approximately $61,000 at December 31, 1999, is payable in monthly installments of $2,090 plus interest through May 1, 2002. The other four notes in the amount of approximately $1,625,000 at December 31, 1999, are payable in monthly installments totalling $16,883 plus interest through November 2002 with a final payment of about $1,034,000 on December 20, 2002.

         (d) In September 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $227,000 at December 31, 1999, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum, is secured by the leased premises of Ronson Aviation's new aircraft fueling facilities complex and all related equipment, and also contains restrictive covenants.

         At December 31, 1999, fixed assets with a net book value of $5,768,000 and accounts receivable and inventories of $6,150,000 are pledged as collateral for the debt detailed in Notes 4 and 5.

         Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $2,500,000 at December 31, 1999, substantially all of which was restricted as to transfer to the Company and its other subsidiaries due to various covenants of their debt agreements at December 31, 1999.

         Long-term debt matures as follows: 2000, $820,000; 2001, $380,000; 2002, $1,371,000; 2003, $106,000; 2004, $1,449,000; and 2005 through 2008, $119,000.

Note 6.     LEASE OBLIGATIONS:

         Lease expenses consisting principally of office and warehouse rentals, totalled $468,000, $476,000 and $476,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease income amounted to $27,000 for the year ended December 31, 1997 (none in 1999 and 1998).

         At December 31, 1999, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                 Operating     Capitalized
                                       Total        Leases         Leases
                                       -----     ---------     -----------

       Year Ending December 31:
       2000 . . . . . . . . . . .      $ 383        $ 274          $ 109
       2001 . . . . . . . . . . .        154          130             24
       2002 . . . . . . . . . . .         50           29             21
       2003 . . . . . . . . . . .         20           --             20
       2004 . . . . . . . . . . .         14           --             14
                                       -----        -----          -----
       Total obligations. . . . .      $ 621        $ 433            188
                                       =====        =====

       Less:  Amount representing
              interest. . . . . .                                     24
                                                                   -----
       Present value of capitalized
          lease obligations . . .                                  $ 164
                                                                   =====

         Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                 December 31,
                                                 1999    1998
                                                 ----    ----

       Machinery and equipment . . . . . . . .  $ 534   $ 642
       Less accumulated amortization . . . . .    148     204
                                                -----   -----
                                                $ 386   $ 438
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

         Plan assets primarily include widely-held common stocks, money market funds, 171,300 shares of common stock of the Company, and U.S. Treasury Securities.

         The following table sets forth the plans' aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                      December 31,
                                                    1999          1998
                                                    ----          ----

   Change in Benefit Obligation:
     Benefit obligation at beginning of year.... $ 4,916       $ 4,709
     Service cost...............................      16            15
     Interest cost..............................     320           330
     Actuarial loss.............................      55           171
     Increase (decrease) in benefit obligation
       due to decreased (increased) discount rate   (167)          175
     Benefits paid..............................    (500)         (484)
                                                 -------       -------
     Benefit obligation at end of year..........   4,640         4,916
                                                 -------       -------

   Change in Plan Assets:
     Fair value of plan assets at beginning
       of year..................................   4,802         4,185
     Actual return on plan assets...............     332           997
     Employer contributions.....................     258           104
     Benefits paid..............................    (500)         (484)
                                                 -------       -------
     Fair value of plan assets at end of year...   4,892         4,802
                                                 -------       -------

     Funded status..............................     252          (114)
     Unrecognized actuarial loss................     782           990
     Unrecognized prior service cost and
       transition obligation....................     193           256
                                                 -------       -------
   Net amount recognized........................ $ 1,227       $ 1,132
                                                 =======       =======

   Amounts Recognized in the Consolidated
     Balance Sheet Consist of:
       Prepaid benefit cost..................... $   448       $   300
       Accrued benefit liability................    (196)         (414)
       Intangible asset.........................     193           256
       Accumulated other comprehensive loss.....     782           990
                                                 -------       -------
   Net amount recognized........................ $ 1,227       $ 1,132
                                                 =======       =======

                                                  1999            1998
                                                  ----            ----
   Weighted-average assumptions as of
     December 31:
     Discount rate.............................. 7.00%            6.50%
     Expected return on plan assets............. 6.00%            6.08%

         If the additional minimum liability recorded exceeds unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

         The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                               Year Ended December 31,
                                             1999        1998        1997
                                             ----        ----        ----
   Components of net periodic benefit cost:
     Service cost. . . . . . . . . . .     $   16      $   15      $   17
     Interest cost . . . . . . . . . .        320         330         333
     Expected return on plan assets. .       (288)       (257)       (275)
     Amortization of prior service
       cost and transition obligation.         63          63          62
     Recognized actuarial loss . . . .         52         163         141
                                           ------      ------      ------
     Net pension expense . . . . . . .     $  163      $  314      $  278
                                           ======      ======      ======

         The accumulated benefit obligation and fair value of plan assets for a pension plan covering union members which has an accumulated benefit obligation in excess of plan assets were $425,000 and $229,000, respectively, as of December 31, 1999, and $513,000 and $99,000, respectively, as of December 31, 1998.

         The Company contributes to its defined contribution plans at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $71,000, $71,000 and $70,000 for this plan were recorded in 1999, 1998 and 1997, respectively.

Note 8.     COMMITMENTS AND CONTINGENCIES:

         In the third quarter of 1999, the Company filed a lawsuit against several of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. According to statements by the Company's counsel (who have undertaken the matter on a legal fee contingency basis), the Company has a strong claim with a reasonable possibility of obtaining a sizable recovery. There is, however, always a possibility that either new facts might arise or the current status of the law could change, and, thus, the expected recovery might not be realized. Accordingly, no provisions for any expected recovery have been made in the Company's financial statements.

         In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers that entity to also be liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. In the fourth quarter of 1998, the Company offered to settle the matter for six equal payments totalling $90,000, to be paid semiannually over three years. Although the Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $90,000, the Company's final contribution, if any, is not yet determinable. As of December 31, 1999, the Company has accrued the amount of its offer and related expenses.

         In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000 and ceased use of most of its former underground storage tanks. The primary underground storage tanks formerly used by Ronson Aviation were removed in the fourth quarter of 1999 as required by the NJDEP. Related contaminated soil was removed and remediated. The extent of groundwater contamination cannot be determined until testing , if required, has been undertaken. Ronson Aviation believes that any costs related to future groundwater-related activities are the responsibility of the County of Mercer. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be estimated at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

         In the third quarter of 1998, a mechanical failure at Ronson Aviation resulted in an overfill of a fuel tank and a release of about 700 gallons of jet fuel. The Company has taken appropriate action to address the release and to meet NJDEP requirements. Ronson Aviation expended approximately $135,000 in 1998 and 1999 related to the release. Until all required sampling is completed, the total cost of the release cannot be determined. The Company's insurance carriers have been notified of the claim, and management believes that the Company will receive a reimbursement for the cost from insurance, but the Company has not recorded a receivable for that reimbursement at December 31, 1999.

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

         The Company has employment contracts with an officer of the Company and an officer of a subsidiary. The contracts expire on December 31, 2002 and 2000, respectively. Base salaries in the years 2000, 2001 and 2002 are $716,466, $606,119, and $648,547, respectively. The contract with the officer of the Company also provides for additional compensation and benefits, including a death benefit equal to two years' salary.

Note 9.     PREFERRED STOCK:

         Each share of 12% Cumulative Convertible Preferred Stock has a stated value of $0.01 per share and a liquidation preference of $1.75 per share ($63,000 at December 31, 1999, in the aggregate) plus accrued dividends. The shares are non-voting and have a right to cumulative dividends at the annual rate of $0.21 per share. The holders of the preferred shares may, at any time, convert each preferred share into one share of common stock unless the preferred shares were previously redeemed. The Company has the option to redeem all or part of the preferred stock at $2.25 per share plus accrued dividends.

         Dividends in arrears at December 31, 1999, totalled $1.5225 per share of preferred stock (twenty-nine quarters at $0.0525 per share per quarter), or approximately $55,000 in the aggregate.

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

         Pro forma information regarding earnings (loss) per common share is required by SFAS #123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options granted in 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 0.4; and a weighted average expected life of the option of five years. No options were granted by the Company in 1998 and 1997, and, therefore, no estimated compensation would be applicable in 1998 and 1997.

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

         The Company's pro forma results of operations after adjustment for the estimated compensation expense under SFAS #123 were as follows (in thousands, except per share data):

                                                   Year Ended December 31,
                                                 1999(1)   1998(2)     1997(2)
                                                 ----      ----        ----
   Pro forma Results of Operations:
     Earnings from continuing operations.....   $   276    $   660   $   783
     Loss from discontinued operations.......      (486)      (949)       --
                                                -------    -------   -------

     Net earnings (loss).....................   $  (210)   $  (289)  $   783
                                                =======    =======   =======

   Pro forma Earnings (Loss) per Common Share:
     Basic:
       Earnings from continuing operations...   $  0.08    $  0.20   $  0.26
       Loss from discontinued operations.....     (0.15)     (0.30)       --
                                                -------    -------   -------

       Net earnings (loss)...................   $ (0.07)   $ (0.10)  $  0.26
                                                =======    =======   =======

     Diluted:
       Earnings from continuing operations...   $  0.08    $  0.20   $  0.25
       Loss from discontinued operations.....     (0.15)     (0.30)       --
                                                -------    -------   -------

       Net earnings (loss)...................   $ (0.07)   $ (0.10)  $  0.25
                                                =======    =======   =======

     (1) Pro forma Results of Operations in 1999 have been adjusted to reflect a pro forma increase in compensation expense of $16,000 (net of tax) due to issuance of stock options.

     (2) Since no options were issued in 1998 and 1997, no pro forma adjustments have been made in those years above.

         A summary of the Company's stock option activity and related information for the three years ended December 31, 1999, was as follows:

                                               Number of    Weighted Average
                                                 Options      Exercise Price
                                               ---------    ----------------

        Outstanding at December 31, 1996........ 103,850         $ 2.59
          Expired...............................    (750)          2.88
                                                 -------

        Outstanding at December 31, 1997........ 103,100           2.58
          Exercised............................. (13,900)          1.20
          Expired...............................    (500)          2.88
                                                 -------

        Outstanding at December 31, 1998........  88,700           2.80
          Granted...............................  23,800           2.51
          Expired...............................  (3,050)          2.88
                                                 -------

        Outstanding at
          December 31, 1999..................... 109,450           2.74
                                                 =======         ======

          Exercisable at December 31, 1999......  85,650         $ 2.80
                                                 =======         ======

        Weighted average fair value of options
          granted during the year for options
          on which the exercise price:
            Equals the market price on the
            grant date..........................                 $ 1.11
                                                                 ======
            Exceeds the market price on the
            grant date..........................                 $ 1.04
                                                                 ======

         Exercise prices for options outstanding as of December 31, 1999, ranged as follows: 15,500 options from $1.63 to $2.25 per share, 23,800 options from $2.44 to $2.68 per share and 70,150 options from $2.88 to $3.16 per share. The weighted average contractual life of those options was 2.2 years.

Note 11.      STATEMENTS OF CASH FLOWS:

         Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                                Year Ended December 31,
                                                 1999      1998     1997
                                                 ----      ----     ----
        Cash Payments for:
          Interest.  .  .  .  .  .  .  .  .  .  $ 633     $ 615    $ 508
          Income taxes. .  .  .  .  .  .  .  .     71        26       45

        Financing & Investing Activities
          Not Affecting Cash:
          Capital lease obligations incurred .     65        28       26

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

         Financial information by industry segment is summarized below (in thousands):

                                           Year Ended December 31,
                                  1999              1998*             1997*
                                  ----             -----             -----
Net sales:
  Consumer Products.........   $16,096           $15,717           $15,304
  Aviation Services.........     8,600             7,456             7,866
                               --------          --------          --------
    Consolidated ...........   $24,696           $23,173           $23,170
                               ========          ========          ========
Earnings (loss) before
  interest, other items
  and intercompany charges:
  Consumer Products.........    $2,557            $2,567            $2,346
  Aviation Services.........       398               556               272
                               --------          --------          --------
  Total Reportable Segments      2,955             3,123             2,618
  Corporate and others......    (1,570)           (1,638)           (1,439)
  Non-recurring charges           (187)             (135)               --
                               --------          --------          --------
    Consolidated ...........    $1,198            $1,350            $1,179
                               ========          ========          ========
Interest expense:
  Consumer Products.........      $206              $206              $214
  Aviation Services.........       319               290               154
                               --------          --------          --------
  Total Reportable Segments        525               496               368
  Corporate and others......       139               149               155
                               --------          --------          --------
    Consolidated ...........      $664              $645              $523
                               ========          ========          ========
Depreciation and
  amortization:
  Consumer Products.........      $236              $234              $240
  Aviation Services.........       327               280               233
                               --------          --------          --------
  Total Reportable Segments        563               514               473
  Corporate and others......        19                18                17
                               --------          --------          --------
    Consolidated ...........      $582              $532              $490
                               ========          ========          ========
Earnings (loss) from
  continuing operations
  before intercompany
  charges and taxes:
  Consumer Products.........    $2,326            $2,349            $2,139
  Aviation Services.........        52               295               125
                               --------          --------          --------
  Total Reportable Segments      2,378             2,644             2,264
  Corporate and others......    (1,801)           (1,879)           (1,715)
  Non-recurring charges.....      (187)             (245)               --
                               --------          --------          --------
    Consolidated ...........      $390              $520              $549
                               ========          ========          ========
Segment assets:
  Consumer Products.........    $5,659            $5,254            $5,787
  Aviation Services.........     7,806             6,586             5,788
                               --------          --------          --------
  Total Reportable Segments     13,465            11,840            11,575
  Corporate and others......       742               797               498
  Discontinued operations...     2,373             1,965             1,446
                               --------          --------          --------
    Consolidated ...........   $16,580           $14,602           $13,519
                               ========          ========          ========
Segment expenditures for
  long-lived assets:
  Consumer Products.........       $159              $134              $134
  Aviation Services.........        526               727             2,028
                               ---------         ---------         ---------
  Total Reportable Segments         685               861             2,162
  Corporate and others......         31                12                 2
                               ---------         ---------         ---------
    Consolidated ...........       $716              $873            $2,164
                               =========         =========         =========

       * Reclassified for comparability.

Geographic Information  regarding the Company’s net sales and long-lived assets is as follows (in thousands):

                                              Year Ended December 31,
                                           1999          1998        1997
                                           ----          ----        ----
   Net Sales (1):

   United States.....................  $ 23,232      $ 21,448    $ 21,398
   Canada............................     1,386         1,664       1,552
   Other foreign countries...........        78            61         220
                                       --------      --------    --------
                                       $ 24,696      $ 23,173    $ 23,170
                                       ========      ========    ========

                                                    December 31,
                                                  1999          1998
                                                  ----          ----
   Long-Lived Assets:

   United States............................  $  6,211      $  6,076
   Canada...................................        42            44
                                              --------      --------
                                              $  6,253      $  6,120
                                              ========      ========

(1)     Net sales are attributed to countries based on location of customer.

         The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

         For the years ended December 31, 1999, 1998 and 1997, net sales which amounted to approximately $3,176,000, $2,770,000 and $2,337,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to various units of one customer. As of December 31, 1999, accounts receivable from that customer amounted to approximately 14% of Consolidated Accounts Receivable. No other customer accounted for more than 10% of Consolidated Net Sales or Consolidated Accounts Receivable for the years ended December 31, 1999, 1998 and 1997.

Note 13.     COMPREHENSIVE INCOME:

         Comprehensive Income is the change in equity during a period from transactions and other events from nonowner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income (loss) separately in the equity section of the Consolidated Balance Sheets.

         Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss for 1999, 1998 and 1997 were as follows (in thousands):

                      Foreign Currency   Minimum Pension   Accumulated Other
                         Translation         Liability        Comprehensive
                          Adjustment        Adjustment             Loss
                      ----------------   ---------------   -----------------

     Balance at
     December 31, 1996....   $  (36)          $(1,441)           $(1,477)
     Change during 1997...      (25)             (104)              (129)
                             ------           -------            -------

     Balance at
     December 31, 1997....      (61)           (1,545)            (1,606)
     Change during 1998...      (35)              555                520
                             ------           -------            -------

     Balance at
     December 31, 1998....      (96)             (990)            (1,086)
     Change during 1999...       15               208                223
                             ------           -------            -------

     Balance at
     December 31, 1999....   $  (81)          $  (782)           $  (863)
                             ======           =======            =======

Note 14.     CONCENTRATIONS:

         At December 31, 1999, the Company and one of its subsidiaries had cash balances in a bank which exceeded the insured limit by approximately $133,000.

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

Note 15.     RELATED PARTY TRANSACTIONS:

         In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a 5% shareholder of the Company. The agreement provides that Mr. Dinger will perform certain consulting services to the Company for a period of 18 months at a fee of $4,500 per month. During the years ended December 31, 1999 and 1998, Mr. Dinger was compensated $54,000 and $13,500, respectively, under the agreement. (Refer to Note 16 below regarding the extension of the agreement.)

         In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock held by Mr. Dinger. The option is for a period of 18 months, and the exercise price of the option is $5.25 per share. The cost of the option is $5,500 per month for the period of the option or until exercised. The Company incurred costs of $66,000 and $16,500 during the years ended December 31, 1999 and 1998, respectively, which were charged to Additional Paid-in Capital. As part of the option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the time of the option. (Refer to Note 16 below regarding the extension of the agreement.)

         The Company incurred costs for consulting services under agreements with two directors of the Company of $123,000, $100,000 and $112,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The Company incurred costs of $64,000, $47,000 and $51,000 in the years ended December 31, 1999, 1998 and 1997, respectively, for legal fees to a firm having a member who is also a director and an officer of the Company, with these fees primarily related to the Prometcor environmental matters.

Note 16.     SUBSEQUENT EVENT:

         On March 6, 2000, the Company and Mr. Dinger entered into a new consulting agreement to be effective April 7, 2000, the expiration date of the original consulting agreement (refer to Note 15 above). The new agreement provides that Mr. Dinger will continue to perform consulting services for the Company for a period of 48 months at a fee of $7,000 per month.

         On March 6, 2000, Mr. Dinger granted a new option to the Company, to purchase the 186,166 shares of the Company's common stock held by Mr. Dinger and any additional shares Mr. Dinger may acquire. The option is for a period of 48 months. The exercise price of the option is $5.25 per share for the initial two years, and the option price in the second two year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. Also on March 6, 2000, Mr. Dinger notified the Company that he will purchase 227,500 shares of newly issued restricted common stock of the Company at the price of $2.50 per share or market (as determined March 6, 2000), whichever is higher.