Form 10KSB/A
period 1999-12-31
RONSON CORP
filed 2000-03-31
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

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

        (2) Somerset, New Jersey

        One small facility for executive and consumer products offices. This facility is subject to a lease which expires in June 2001. The facility is constructed of metal, cinder block and cement.

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

Item 6   –  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

   Dated:  March 29, 2000   By:     /s/Gerard J. Quinnan
                                    --------------------------------------
                                    Gerard J. Quinnan, Director

   Dated:  March 29, 2000   By:     /s/Saul H. Weisman
                                    --------------------------------------
                                    Saul H. Weisman, Director

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1999

RONSON CORPORATION

SOMERSET, NEW JERSEY

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

        The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 7:

Consolidated	Balance Sheets - December 31, 1999 and 1998

Consolidated	Statements of Operations - Years Ended December 31, 1999, 1998 and 1997

Consolidated	Statements of Changes in Stockholders’ Equity - Years Ended December 31, 1999, 1998 and 1997

Consolidated	Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

Notes	to Consolidated Financial Statements

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

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONT'D.)
--------------------------------------------------------------------
For the Years Ended December 31, 1999, 1998 and 1997
Dollars in thousands

                                Accumulated
                                  Other
                               Comprehensive     Treasury Stock
                                   Loss             (at cost)         Total
                               -------------     --------------  --------------

Balance at December 31, 1996   $     (1,477)     $     (1,594)   $     1,210
                               -------------     -------------   --------------
Net earnings - 1997                                                      783

Translation adjustment
Pensions

Other comprehensive loss               (129)                            (129)

Comprehensive income

Exchange offer                                                            --
                              -------------       -------------  --------------
Balance at December 31, 1997         (1,606)           (1,594)         1,864
                              -------------       -------------  --------------
Net loss - 1998                                                         (289)

Translation adjustment
Pensions

Other comprehensive income              520                              520

Comprehensive income

Shares issued for:
  Stock options exercised                                                 17
  Other                                                                   50
Stock option purchased                                                   (17)
                              -------------       ------------   --------------
Balance at December 31, 1998         (1,086)           (1,594)         2,145
                              -------------       ------------   --------------
Net loss - 1999                                                         (194)

Translation adjustment
Pensions

Other comprehensive income              223                              223

Comprehensive income

Stock option purchased                                                   (66)
                              -------------       ------------   --------------
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

   s

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