Form 10QSB
period 2000-03-31
RONSON CORP
filed 2000-05-12
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

Commission file number: 1-1031

RONSON CORPORATION

(Exact name of small business issuer as specified in its charter)

New Jersey	22-0743290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Corporate Park III-Campus Drive, P. O. Box 6707, Somerset, NJ 08875

(Address of principal executive offices)

(732) 469-8300

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

As of March 31, 2000, there were 3,450,426 shares of the issuer's common stock outstanding.

RONSON CORPORATION

FORM 10-QSB INDEX

PART I   -   FINANCIAL INFORMATION:

                    CONSOLIDATED BALANCE SHEETS:
                          MARCH 31, 2000 AND DECEMBER 31, 1999

                     CONSOLIDATED STATEMENTS OF EARNINGS:
                           QUARTER ENDED MARCH 31, 2000 AND 1999

                     CONSOLIDATED STATEMENTS OF CASH FLOWS:
                           QUARTER ENDED MARCH 31, 2000 AND 1999

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

PART II  -   OTHER INFORMATION:

                     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
     ----------------------------------------------------
                  (in thousands of dollars)
                                                     March 31,      December 31,
                                                       2000             1999
                                                   -----------      ------------
                              ASSETS               (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                          $     12          $    187
Accounts receivable, net                              1,904             2,003
Inventories:
  Finished goods                                      2,148             3,572
  Work in process                                        61                91
  Raw materials                                         387               371
                                                   --------          --------
                                                      2,596             4,034
Other current assets                                  1,288             1,348
                                                   --------          --------
      TOTAL CURRENT ASSETS                            5,800             7,572
                                                   --------          --------
Property, plant and equipment, at cost:
  Land                                                   19                19
  Buildings and improvements                          4,380             4,374
  Machinery and equipment                             7,965             7,929
  Construction in progress                               70                70
                                                   --------          --------
                                                     12,434            12,392
Less accumulated depreciation and amortization        6,612             6,446
                                                   --------          --------
                                                      5,822             5,946
Other assets                                          3,011             3,062
                                                   --------          --------
                                                   $ 14,633          $ 16,580
                                                   ========          ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                    $  2,290          $  3,910
Current portion of long-term debt and leases            872               916
Accounts payable                                      2,082             2,724
Accrued expenses                                      1,814             1,846
Current liabilities of discontinued operations        1,163             1,344
                                                   --------          --------
      TOTAL CURRENT LIABILITIES                       8,221            10,740
                                                   --------          --------
Long-term debt and leases                             3,394             3,493
Other long-term liabilities                             237               239

STOCKHOLDERS' EQUITY:
Common stock                                          3,513             3,260
Additional paid-in capital                           29,305            28,941
Accumulated deficit                                 (27,584)          (27,636)
Accumulated other comprehensive loss                   (858)             (863)
                                                   --------          --------
                                                      4,376             3,702
Less cost of treasury shares                          1,595             1,594
                                                   --------          --------
      TOTAL STOCKHOLDERS' EQUITY                      2,781             2,108
                                                   --------          --------
                                                   $ 14,633          $ 16,580
                                                   ========          ========
See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                  Quarter Ended
                                                    March 31,
                                           --------------------------
                                              2000               1999
                                              ----               ----
NET SALES                                  $ 6,093            $ 5,609
                                           -------            -------
Cost and expenses:
  Cost of sales                              3,729              3,231
  Selling, shipping and advertising            966                929
  General and administrative                   925                953
  Depreciation and amortization                169                137
                                           -------            -------
                                             5,789              5,250
                                           -------            -------

EARNINGS FROM OPERATIONS                       304                359
                                           -------            -------
Other expense:
  Interest expense                             179                161
  Other-net                                     28                 22
                                           -------            -------
                                               207                183
                                           -------            -------

EARNINGS BEFORE INCOME TAXES                    97                176

Income tax expense-net                          45                 40
                                           -------            -------

NET EARNINGS                               $    52            $   136
                                           =======            =======

NET EARNINGS PER COMMON SHARE:

  Basic                                    $  0.02            $  0.04
                                           =======            =======

  Diluted                                  $  0.02            $  0.04
                                           =======            =======

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                                Quarter Ended
                                                                  March 31,
                                                              -----------------
                                                              2000         1999
                                                              ----         ----
Cash Flows from Operating Activities:
Net earnings                                                $   52    $     136
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                               169          137
   Deferred income tax expense                                  29           26
   Increase in cash from changes in current assets
      and current liabilities                                1,028          381
   Discontinued operations                                    (194)        (246)
   Other                                                        (5)         (76)
                                                            ------       ------
      Net cash provided by operating activities              1,079          358
                                                            ------       ------
Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures                                        (43)        (120)
                                                            ------       ------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                  195            -
Proceeds from issuance of common stock                         569            -
Payments of short-term debt                                 (1,815)        (229)
Payments of long-term debt                                    (112)        (103)
Payments of long-term lease obligations                        (31)         (26)
Other                                                          (17)           -
                                                            ------       ------

      Net cash used in financing activities                 (1,211)        (358)
                                                            ------       ------
   Net decrease in cash                                       (175)        (120)

   Cash at beginning of period                                 187          146
                                                            ------       ------

   Cash at end of period                                    $   12       $   26
                                                            ======       ======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2000 (unaudited)

Note 1:     ACCOUNTING  POLICIES

                  Basis of Financial Statement Presentation    -   The information as of and for the three months ended March 31, 2000 and 1999, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

                  Discontinued Operations   -   In December 1989 Ronson Corporation (the “Company”) adopted a plan to discontinue the operations in 1990 of one of its New Jersey facilities, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. (“Prometcor”). As a result, the operations of Prometcor have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and other related operating statement data.

                  This quarterly report should be read in conjunction with the Company’s Annual Report on Form 10-KSB.

Note 2:     PER  COMMON  SHARE  DATA

                  The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                       Quarter Ended March 31,
                       ------------------------------------------------------
                                  2000                        1999
                       --------------------------  --------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------

    Net earnings       $     52                    $    136
    Less accrued
     dividends on
     preferred stock         (2)                         (2)
                       --------                    --------

    Basic                    50   3,237    $0.02        134    3,197   $0.04
                                           ======                      ======

    Effect of dilutive
     securities:
     Stock options                    2                            5
     Cumulative
      convertible
      preferred stock         2      36                   2       37
                       --------   ------           --------   ------

    Diluted            $     52   3,275    $0.02   $    136    3,239   $0.04
                       ========   ======   ======  ========   ======   ======

                  There were no securities that were excluded in the computation of Diluted Earnings Per Share because they were anti-dilutive in the periods presented.

Note 3:     SHORT-TERM  DEBT

                  In 1995 Ronson Consumer Products Corporation (“RCPC”) entered into an agreement with Summit Bank (“Summit”) for a Revolving Loan, expiring on June 30, 2002. The Revolving Loan of $1,405,000 at March 31, 2000, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

                  In November 1999, Summit provided additional loan availability of $300,000 to be amortized from February 1, 2000 through June 30, 2001, at the rate of approximately $17,000 per month. The outstanding amount under the agreement for the additional available loan of $267,000 as of March 31, 2000, is included in the balance of the Revolving Loan in the paragraph above.

                  In 1995 Ronson Corporation of Canada, Ltd. (“Ronson-Canada”) entered into an agreement with Canadian Imperial Bank of Commerce (“CIBC”) for a line of credit of C$250,000. The agreement was extended to 2000. The Revolving Loan balance of $135,000 (C$195,000) at March 31, 2000, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory. The Revolving Loan currently bears interest at the rate of 1.25% above CIBC’s prime rate.

                  At March 31, 2000, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $423,000 due to Raytheon Aircraft Credit Corp.; and 2) $150,000 due to Summit. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.

                  In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan of $177,000 at March 31, 2000, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable, and expires on June 30, 2002.

Note 4:     LONG-TERM  DEBT

                  On May 13, 1999, the Company, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,706,000 at March 31, 2000, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004. The loan bears interest at a fixed rate of 8.39%.

                  In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. The Term Loan balance was $143,000 at March 31, 2000.

                  Ronson Aviation has seven additional term loans payable to Summit with balances at March 31, 2000, totalling approximately $2,055,000. The loans are collateralized by specific aircraft.

                  In September 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $222,000 at March 31, 2000, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum. The Promissory Term Note is secured by the leased premises of Ronson Aviation’s new aircraft fueling facilities complex and all related equipment, and also contains restrictive covenants.

Note 5:     CONTINGENCIES

                  In the third quarter of 1999, the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. According to statements by the Company’s counsel (who have undertaken the matter on a legal fee contingency basis), the Company has a strong claim with a reasonable possibility of obtaining a sizable recovery. There is, however, always a possibility that either new facts might arise or the current status of the law could change, and, thus, the expected recovery might not be realized. Accordingly, no provisions for any expected recovery have been made in the Company’s financial statements.

                  In September 1998 the Company received a “de minimis” settlement offer (“Settlement Offer”) from the United States Environmental Protection Agency (“USEPA”) related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site (“Site”). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company’s former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties (“PRP’s”) for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation (“RHUCOR-CA”), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers that entity to also be liable for the costs the USEPA determines to be due as a result of RHUCOR-CA’s waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. In the fourth quarter of 1998, the Company offered to settle the matter for six equal payments totalling $90,000, to be paid semiannually over three years. Although the Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $90,000, the Company’s final contribution, if any, is not yet determinable. As of March 31, 2000, the Company has accrued the amount of its offer and related expenses.

                  In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000 and ceased use of most of its former underground storage tanks. The primary underground storage tanks formerly used by Ronson Aviation were removed in the fourth quarter of 1999 as required by the NJDEP. Related contaminated soil was removed and remediated. The extent of groundwater contamination cannot be determined until testing, if required, has been undertaken. Ronson Aviation believes that any costs related to future groundwater-related activities are the responsibility of the County of Mercer. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be estimated at this time, the effect on the Company’s financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

                  In the third quarter of 1998, a mechanical failure at Ronson Aviation resulted in an overfill of a fuel tank and a release of about 700 gallons of jet fuel. The Company has taken appropriate action to address the release and to meet NJDEP requirements. Until all required sampling is completed, the total cost of the release cannot be determined. The Company’s insurance carriers have been notified of the claim, and management believes that the Company will receive a reimbursement for the cost from insurance, but the Company has not recorded a receivable for that reimbursement at March 31, 2000.

                  The Company is involved in various lawsuits and claims. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company’s financial position.

Note 6:     INDUSTRY  SEGMENTS  INFORMATION

                  The Company has two reportable segments: consumer products and aviation services. The Company’s reportable segments are strategic business units that offer different products and services.

                  Financial information by industry segment is summarized below (in thousands):

                                                Quarter Ended March 31,
                                                2000              1999
                                              -------           -------
    Net sales:
      Consumer Products                       $ 4,187           $ 3,978
      Aviation Services                         1,906             1,631
                                              -------           -------

        Consolidated                          $ 6,093           $ 5,609
                                              =======           =======

    Earnings (loss) from operations:
      Consumer Products                       $   657           $   662
      Aviation Services                            23                74
                                              -------           -------

      Total reportable segments                   680               736
      Corporate and others                       (376)             (377)
                                              -------           -------

        Consolidated                          $   304           $   359
                                              =======           =======

    Earnings (loss) before intercompany
      charges and income taxes:
      Consumer Products                       $   587           $   616
      Aviation Services                           (55)               (3)
                                              -------           -------

      Total reportable segments                   532               613
      Corporate and others                       (435)             (437)
                                              -------           -------

        Consolidated                          $    97           $   176
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

                  Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss for the first quarters ended March 31, 2000 and 1999, were as follows (in thousands):

                         Foreign Currency  Minimum Pension      Accumulated
                           Translation        Liability     Other Comprehensive
                           Adjustment        Adjustment           Loss
                         ----------------  ---------------  -------------------

    Balance at
    December 31, 1999      $     (81)        $    (782)        $    (863)

    Change during first
    quarter 2000                  (2)                7                 5
                           ---------         ---------         ---------

    Balance at
    March 31, 2000         $     (83)        $    (775)        $    (858)
                           =========         =========         =========

    Balance at
    December 31, 1998      $     (96)        $    (990)        $  (1,086)

    Change during first
    quarter 1999                   4                13                17
                           ---------         ---------         ---------

    Balance at
    March 31, 1999         $     (92)        $    (977)        $  (1,069)
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

                   Supplemental disclosures of cash flow information are as follows (in thousands):

                                               Quarter Ended
                                                  March 31,
                                               -------------
                                               2000     1999
                                               ----     ----

         Cash Payments for Interest            $165     $141

         Financing & Investing Activities
           Not Affecting Cash:

             Issuance of 25,628 shares of
               common stock for services         65       --

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  OPERATIONS

RESULTS  OF  OPERATIONS

First Quarter  2000  Compared  to  First  Quarter  1999.

                   The Company’s Net Sales increased by 9% in the first quarter of 2000 to $6,093,000 from $5,609,000 in the first quarter of 1999. The Company’s Earnings from Operations were $304,000 in the first quarter of 2000 as compared to $359,000 in the first quarter of 1999. Net Earnings in the first quarter of 2000 were $52,000 as compared to $136,000 in the first quarter of 1999.

Ronson  Consumer  Products

        (in thousands)
                                                           Quarter Ended
                                                             March 31,
                                                           -------------
                                                           2000     1999
                                                           ----     ----

            Net sales                                   $ 4,187  $ 3,978
            Earnings from operations                        657      662
            Earnings before income taxes and
             intercompany charges                           587      616

                   Net Sales of consumer products at Ronson Consumer Products Corporation (“RCPC”), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. (“Ronson-Canada”), Mississauga, Ontario, (together “Ronson Consumer Products”) increased by 5% in the first quarter of 2000 compared to the first quarter of 1999 primarily due to increased sales of flame accessory products.

                   Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 52% in the first quarter of 2000 from 50% in the first quarter of 1999. This increase in the Cost of Sales percentage was due primarily to increased research and development costs and to increased manufacturing costs related to the ignitor utility lighter.

                   Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were unchanged at 23% in the first quarters of 2000 and 1999. General and Administrative Expenses, as a percentage of Net Sales, were lower at 8% in the first quarter of 2000 as compared to 9% in the first quarter of 1999, primarily due to the increased sales in 2000.

                   Earnings from Operations at Ronson Consumer Products were $657,000 in the first quarter of 2000 compared to $662,000 in the first quarter of 1999. The increase in operating earnings from the increase in Net Sales in the first quarter of 2000 was substantially offset by the higher research and development and manufacturing costs.

                   Interest Expense at Ronson Consumer Products increased by $23,000 to $66,000 in the first quarter of 2000 from the first quarter of 1999 due to increased average debt levels and to increases in the prime rate of interest. Earnings before Income Taxes and Intercompany Charges at Ronson Consumer Products were lower in the first quarter of 2000 primarily due to the increased Interest Expense in 2000.

Ronson  Aviation

        (in thousands)                                     Quarter Ended
                                                             March 31,
                                                         ---------------
                                                           2000     1999
                                                           ----     ----
           Net sales                                     $1,906   $1,631
           Earnings from operations                          23       74
           Loss before income taxes and
            intercompany charges                            (55)      (3)

                   Net Sales at Ronson Aviation, Inc. (“Ronson Aviation”), Trenton, New Jersey, increased by 17% in the first quarter of 2000 from the first quarter of 1999, primarily due to increased aircraft sales in the first quarter of 2000.

                   Ronson Aviation’s Cost of Sales, as a percentage of Net Sales, increased to 82% in the first quarter of 2000 from 76% in the first quarter of 1999. The increase in the Cost of Sales percentage in 2000 was primarily due to the change in mix of products sold.

                   Ronson Aviation’s Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, were unchanged from the first quarter of 1999 to the first quarter of 2000. Ronson Aviation’s General and Administrative Expenses, as a percentage of Net Sales, were lower at 11% in the first quarter of 2000 from 14% in the first quarter of 1999 primarily due to the increased sales in the first quarter of 2000.

FINANCIAL  CONDITION

                   The Company’s Stockholders’ Equity improved to $2,781,000 at March 31, 2000, from $2,108,000 at December 31, 1999. The improvement of $673,000 in 2000 Stockholders’ Equity was primarily due to the proceeds of $569,000 from the sale of newly issued restricted common stock of the Company at the price of $2.50 per share in March 2000. The Company had a deficiency in working capital of $2,421,000 at March 31, 2000, as compared to $3,168,000 at December 31, 1999. The improvement of $747,000 in working capital was primarily due to the proceeds of $569,000 from the sale of stock referred to above and to the Company’s Net Earnings in the first quarter of 2000.

                   The Company’s finished goods inventories were reduced in the first quarter of 2000 to $2,148,000 from $3,572,000 at December 31, 1999, primarily due to lower aircraft inventory at Ronson Aviation. The Ronson Aviation aircraft inventory had increased in the fourth quarter of 1999 primarily because three new aircraft were delivered to Ronson Aviation in December 1999 which represented the new aircraft delivery schedule for all of 1999. The supplier of these aircraft had experienced difficulties in production, delaying the deliveries. In the first quarter of 2000, two of the three aircraft with an inventory value of $1,212,000 were returned to the supplier at no cost to the Company. These two aircraft will be replaced with year 2000 models. As a result of the reduced aircraft inventory, the short-term debt related to aircraft inventory decreased by $1,281,000 in the first quarter of 2000.

                   Accounts payable were reduced by $642,000 in the first quarter of 2000 to $2,082,000 at March 31, 2000, primarily due to the timing of purchases and payments and to the usage of a portion of the proceeds from the sale of restricted stock discussed above.

                   In August 1999 the Company engaged a New Jersey law firm in the area of insurance recovery as the Company’s special counsel to pursue a claim for reimbursement of environmental costs, primarily groundwater, at Prometcor. The Company’s counsel has undertaken this matter on a contingency basis for its legal fees. In October 1999 the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated, primarily at Prometcor. In the first quarter of 2000, progress was made on the Prometcor claims. Counsel has stated that Ronson has a strong claim with a reasonable possibility of obtaining a sizeable recovery. There is, however, always a possibility that either new facts might arise or the current status of the law could change, and, thus, the expected recovery might not be realized. Accordingly, the Company has made no provision in its earnings or financial statements in anticipation of an expected recovery.

                   On February 10, 2000, the United States Nuclear Regulatory Commission (“NRC”) released for “unrestricted use”, such as housing, the land where Prometcor’s recently demolished factories once stood. This land is one of the two remaining land parcels of the Prometcor property. In May 2000, a similar release of this land for unrestricted use is to be received from the New Jersey Department of Environmental Protection (“NJDEP”). This parcel will be sold for about $200,000 as part of an existing sales contract. The final remaining parcel will be sold for $295,000 later this year under the same sales contract.

                   The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financial arrangements, potential additional sources of financing and existing cash balances.

FORWARD-LOOKING  STATEMENTS

                   This Management’s Discussion and Analysis of Operations and other sections of this report contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. The use of the words “expects”, “plans”, “anticipates” and other similar words in conjunction with discussions of future operations or financial performance identifies these statements.

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

PART II   -   OTHER  INFORMATION

ITEM 2:      CHANGES IN SECURITIES AND USE OF PROCEEDS

c)   1) On March 23, 2000, the Company sold 227,500 restricted common shares to Carl W. Dinger III for cash at the price of $2.50 per share, for a total of $568,750. No underwriters were used and no discounts or commissions were paid. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a private offering. The securities were issued to a sophisticated investor. (Refer to Item 12(a) of the company's Form 10-KSB for the fical year ended December 31, 1999.)

      2) On January 21, 2000, the Company issued 25,628 common shares to Mario Andretti in exchange for product promotion services in the amount of of $65,000 for thirteen months ($2.54 per share). No underwriters were used and no discounts or commissions were paid. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a private offering. The securities were issued to a sophisticated investor.

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

                                                               RONSON CORPORATION

Date: May 12, 2000                                 /s/Louis V. Aronson II
                                                                Louis V. Aronson II, President
                                                                and Chief Executive Officer

                                                                (Signing as Duly Authorized
                                                                Officer of the Registrant)

Date: May 12, 2000                                 /s/Daryl K. Holcomb
                                                                Daryl K. Holcomb, Vice President
                                                                and Chief Financial Officer,
                                                                Controller and Treasurer

                                                                (Signing as Duly Chief Financial
                                                                Officer of the Registrant)