Form 10QSB
period 2000-06-30
RONSON CORP
filed 2000-08-11
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission File Number 1-1031

RONSON CORPORATION

(Exact name of small business issuer as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-0743290 (I.R.S. Employer Identification No.)

Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875

(Address of principal executive offices)

(732) 469-8300

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 2000, there were 3,455,512 shares of the issuer’s common stock outstanding.

RONSON CORPORATION

FORM 10-QSB INDEX

                                                                        PAGE
                                                                        ----
    PART I -   FINANCIAL INFORMATION:

               CONSOLIDATED BALANCE SHEETS:
                             JUNE 30, 2000 AND DECEMBER 31, 1999          3

               CONSOLIDATED STATEMENTS OF EARNINGS:
                             QUARTER ENDED JUNE 30, 2000 AND 1999         4

                             SIX MONTHS ENDED JUNE 30, 2000 AND 1999      5

               CONSOLIDATED STATEMENTS OF CASH FLOWS:
                             SIX MONTHS ENDED JUNE 30, 2000 AND 1999      6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   14
                  OPERATIONS

    PART II -  OTHER INFORMATION:

               ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                 17

            RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
            ----------------------------------------------------
                         (in thousands of dollars)
                                                                   June 30,         December 31,
                                                                     2000              1999
                                                                 -----------       ------------
                                        ASSETS                   (unaudited)
       CURRENT ASSETS:
Cash and cash equivalents                                          $     55         $    187
Accounts receivable, net                                              2,018            2,003
Inventories:
  Finished goods                                                      2,294            3,572
  Work in process                                                        75               91
  Raw materials                                                         358              371
                                                                    -------         --------
                                                                      2,727            4,034
Other current assets                                                  1,433            1,348
                                                                   --------         --------
      TOTAL CURRENT ASSETS                                            6,233            7,572
                                                                   --------         --------
Property, plant and equipment, at cost:
  Land                                                                   19               19
  Buildings and improvements                                          4,446            4,374
  Machinery and equipment                                             8,003            7,929
  Construction in progress                                               70               70
                                                                   --------         --------
                                                                     12,538           12,392
Less accumulated depreciation and amortization                        6,776            6,446
                                                                   --------         --------
                                                                      5,762            5,946
Other assets                                                          1,124            1,251
Other assets of discontinued operations                               1,811            1,811
                                                                   --------         --------
                                                                   $ 14,930         $ 16,580
                                                                   ========         ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                                    $  2,524         $  3,910
Current portion of long-term debt and leases                            826              916
Accounts payable                                                      2,471            2,724
Accrued expenses                                                      1,752            1,846
Current liabilities of discontinued operations                          941            1,344
                                                                   --------         --------
      TOTAL CURRENT LIABILITIES                                       8,514           10,740
                                                                   --------         --------
Long-term debt and leases                                             3,297            3,493
Other long-term liabilities                                             243              239

STOCKHOLDERS' EQUITY:
Common stock                                                          3,519            3,260
Additional paid-in capital                                           29,296           28,941
Accumulated deficit                                                 (27,480)         (27,636)
Accumulated other comprehensive loss                                   (863)            (863)
                                                                   --------         --------
                                                                      4,472            3,702
Less cost of treasury shares                                          1,596            1,594
                                                                   --------         --------
      TOTAL STOCKHOLDERS' EQUITY                                      2,876            2,108
                                                                   --------         --------
                                                                   $ 14,930        $  16,580
                                                                   ========        =========
See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
           -----------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                  Quarter Ended
                                                    June 30,
                                              ---------------------
                                                2000          1999
                                                ----          ----
NET SALES                                     $ 6,709       $ 7,141
                                              -------       -------
Cost and expenses:
  Cost of sales                                 4,216         4,353
  Selling, shipping and advertising               970         1,032
  General and administrative                      960         1,107
  Depreciation and amortization                   170           140
                                              -------       -------
                                                6,316         6,632
                                              -------       -------

EARNINGS FROM OPERATIONS                          393           509
                                              -------       -------
Other expense:
  Interest expense                                186           163
  Other-net                                        41            35
                                              -------       -------
                                                  227           198
                                              -------       -------

EARNINGS BEFORE INCOME TAXES                      166           311

Income tax expenses-net                            62            65
                                              -------       -------

NET EARNINGS                                  $   104       $   246
                                              =======       =======

NET EARNINGS PER COMMON SHARE:

  Basic                                       $  0.03       $  0.08
                                              =======       =======
  Diluted                                     $  0.03       $  0.08
                                              =======       =======

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
           -----------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                       Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                     2000            1999
                                                     ----            ----
NET SALES                                           $12,802        $12,750
                                                    -------        -------
Cost and expenses:
  Cost of sales                                       7,945          7,584
  Selling, shipping and advertising                   1,936          1,961
  General and administrative                          1,885          2,060
  Depreciation and amortization                         339            277
                                                    -------        -------
                                                     12,105         11,882
                                                    -------        -------

EARNINGS FROM OPERATIONS                                697            868
                                                    -------        -------
Other expense:
  Interest expense                                      365            324
  Other-net                                              69             57
                                                    -------        -------
                                                        434            381
                                                    -------        -------

EARNINGS BEFORE INCOME TAXES                            263            487

Income tax expenses-net                                 107            105
                                                    -------        -------

NET EARNINGS                                       $    156       $    382
                                                   ========       ========

NET EARNINGS PER COMMON SHARE:

  Basic                                            $   0.05       $   0.12
                                                   ========       ========

  Diluted                                          $   0.05       $   0.12
                                                   ========       ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                                --------------------
                                                                2000            1999
                                                                ----            ----
Cash Flows from Operating Activities:
Net earnings                                                 $   156         $   382
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                 339             277
   Deferred income tax expenses                                   90              71
   Increase (decrease) in cash from changes in
    current assets and current liabilities                     1,006            (219)
   Discontinued operations                                      (425)           (838)
   Other                                                         (24)            (97)
                                                               ------          ------
      Net cash provided by (used in)
          operating activities                                 1,142            (424)
                                                              ------          ------
Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures                                         (151)           (268)
                                                              ------          ------
Cash Flows from Financing Activities:
Proceeds from short-term debt                                    482             405
Proceeds from long-term debt                                      --             629
Proceeds from issuance of common stock                           578              --
Payments of short-term debt                                   (1,868)           (174)
Payments of long-term debt                                      (222)           (205)
Payments of long-term lease obligations                          (64)            (53)
Other                                                            (29)             --
                                                              ------          ------
      Net cash provided by (used in)
          financing activities                                (1,123)            602
                                                              ------          ------
   Net decrease in cash                                         (132)            (90)

   Cash at beginning of period                                   187             146
                                                              ------          ------

   Cash at end of period                                     $    55         $    56
                                                             =======         =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2000 (unaudited)

Note 1:    ACCOUNTING POLICIES

         Basis of Financial Statement Presentation - The information as of and for the three-month and six-month periods ended June 30, 2000 and 1999, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2:    PER COMMON SHARE DATA

         The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                       Quarter Ended June 30,
                       -------------------------------------------------------
                                    2000                        1999
                       ---------------------------  --------------------------
                                             Per                         Per
                                            Share                       Share
                        Earnings   Shares   Amount  Earnings   Shares   Amount
                        --------   ------   ------  --------   ------   ------
    Net earnings       $    104                     $    246
    Less accrued
     dividends on
     preferred stock         (2)                          (2)
                        --------                    --------
    Basic                   102    3,453    $0.03        244    3,198    $0.08
                                            =====                        =====
    Effect of dilutive
     securities:
     Stock options                     1                            5
     Cumulative
      convertible
      preferred stock         2       36                   2       36
                       --------   ------   ------   --------   ------   ------
    Diluted            $    104    3,490    $0.03   $    246    3,239    $0.08
                       ========   ======   ======   ========   ======   ======

                                      Six Months Ended June 30,
                       -------------------------------------------------------
                                    2000                        1999
                       --------------------------  ---------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------

    Net earnings       $    156                    $    382
    Less accrued
     dividends on
     preferred stock         (4)                         (4)
                       --------                     --------
    Basic                   152   3,345    $0.05         378    3,198  $0.12
                                          ======                      ======
    Effect of dilutive
     securities:
     Stock options                    1                            6
     Cumulative
      convertible
      preferred stock         4      36                   4       36
                       --------  ------            --------   ------
    Diluted            $    156   3,382    $0.05   $    382    3,240   $0.12
                       ========  ======   ======   ========   ======  ======

         There were no securities that were excluded in the computation of Diluted Earnings Per Share because they were anti-dilutive in the periods presented.

Note 3:    SHORT-TERM DEBT

         In 1995 Ronson Consumer Products Corporation (“RCPC”) entered into an agreement with Summit Bank (“Summit”) for a Revolving Loan, expiring on June 30, 2002. The Revolving Loan of $1,488,000 at June 30, 2000, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

         In November 1999, Summit provided additional loan availability of $300,000 to be amortized from February 1, 2000 through June 30, 2001, at the rate of approximately $17,000 per month. The outstanding amount under the agreement for the additional available loan of $217,000 as of June 30, 2000, is included in the balance of the Revolving Loan in the paragraph above.

         In 1995 Ronson Corporation of Canada, Ltd. (“Ronson-Canada”) entered into an agreement with Canadian Imperial Bank of Commerce (“CIBC”) for a line of credit of C$250,000. The Revolving Loan balance of $73,000 (C$108,000) at June 30, 2000, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory. The Revolving Loan currently bears interest at the rate of 1.25% above CIBC’s prime rate.

          At June 30, 2000, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $423,000 due to Raytheon Aircraft Credit Corp.; and 2) $278,000 due to Summit. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.

         In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan of $262,000 at June 30, 2000, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable, and expires on June 30, 2002.

Note 4:     LONG-TERM DEBT

         On May 13, 1999, the Company, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,691,000 at June 30, 2000, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004. The loan bears interest at a fixed rate of 8.39%.

         In August 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. The Term Loan balance was $129,000 at June 30, 2000.

         Ronson Aviation has seven additional term loans payable to Summit with balances at June 30, 2000, totalling approximately $1,979,000. The loans are collateralized by specific aircraft. On July 26, 2000, Summit and Ronson Aviation refinanced long-term debt collateralized by two charter aircraft, which had been due to expire in October 2000. The new loans total $800,000, payable over five years with a final payment of $400,000 on July 26, 2005. The new loans bear interest at the rate of 1.5% above Summit’s prime rate, refinanced notes with a balance of $463,000 at June 30, 2000, and provided approximately $341,000 in additional funds. The revised maturity of the new loans has not been reflected in the June 30, 2000, balance sheet.

         In 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $217,000 at June 30, 2000, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum and is secured by the leased premises of Ronson Aviation’s new aircraft fueling facilities complex and all related equipment.

Note 5:    CONTINGENCIES

         In October 1999 the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated, primarily at Prometcor. In the first half of 2000, progress was made on the Prometcor claims. According to statements by the Company’s counsel (who have undertaken the matter on a legal fee contingency basis), the Company has a strong claim with a reasonable possibility of obtaining a sizable recovery. There is, however, always a possibility that either new facts might arise or the current status of the law could change, and, thus, the expected recovery might not be realized. Accordingly, no provisions for any expected recovery have been made in the Company’s financial statements.

         In September 1998 the Company received a “de minimis” settlement offer (“Settlement Offer”) from the United States Environmental Protection Agency (“USEPA”) related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site (“Site”). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company’s former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties (“PRP’s”) for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation (“RHUCOR-CA”), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers that entity to also be liable for the costs the USEPA determines to be due as a result of RHUCOR-CA’s waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. In the fourth quarter of 1998, the Company offered to settle the matter for six equal payments totalling $90,000, to be paid semiannually over three years. Although the Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $90,000, the Company’s final contribution, if any, is not yet determinable. As of June 30, 2000, the Company has accrued the amount of its offer and related expenses.

         In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000 and ceased use of most of its former underground storage tanks. The primary underground storage tanks formerly used by Ronson Aviation were removed in the fourth quarter of 1999 as required by the New Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. The extent of groundwater contamination cannot be determined until testing, if required, has been undertaken. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be estimated at this time, the effect on the Company’s financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

         In the third quarter of 1998, a mechanical failure at Ronson Aviation resulted in an overfill of a fuel tank and a release of about 700 gallons of jet fuel. The Company has taken appropriate action to address the release and to meet NJDEP requirements. Until all required sampling is completed, the total cost of the release cannot be determined. The Company’s insurance carriers have been notified of the claim, and management believes that the Company will receive a reimbursement for the cost from insurance, but the Company has not recorded a receivable for that reimbursement at June 30, 2000.

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

         Financial information by industry segment is summarized below (in thousands):

                                             Quarter Ended                   Six Months Ended
                                                June 30,                         June 30,
                                         --------------------              --------------------
                                         2000            1999              2000            1999
                                         ----            ----              ----            ----
Net sales:
  Consumer Products                   $  4,053         $  4,418         $  8,240         $  8,396
  Aviation Services                      2,656            2,723            4,562            4,354
                                      --------         --------         --------         --------
    Consolidated                      $  6,709         $  7,141         $ 12,802         $ 12,750
                                      ========         ========         ========         ========
Earnings (loss) from
  operations:
  Consumer Products                   $    539         $    755         $  1,196         $  1,417
  Aviation Services                        237              190              260              264
                                      --------         --------         --------         --------
  Total reportable segments                776              945            1,456            1,681
  Corporate and others                    (383)            (436)            (759)            (813)
                                      --------         --------         --------         --------
    Consolidated                      $    393         $    509         $    697         $    868
                                      ========         ========         ========         ========
Earnings (loss) before
intercompany charges and
income taxes:
  Consumer Products                   $    475         $    701         $  1,062         $  1,317
  Aviation Services                        145              103               90              100
                                      --------         --------         --------         --------
  Total reportable segments                620              804            1,152            1,417
  Corporate and others                    (454)            (493)            (889)            (930)
                                      --------         --------         --------         --------
    Consolidated                      $    166         $    311         $    263         $    487
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

         Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                 Quarter Ended June 30, 2000 and 1999
                                 ------------------------------------
                         Foreign Currency  Minimum Pension       Accumulated
                           Translation       Liability      Other Comprehensive
                           Adjustment        Adjustment             Loss
                         ---------------   --------------   -------------------
    Balance at
      March 31, 2000       $     (83)        $    (775)        $    (858)

    Change during second
      quarter 2000               (13)                8                (5)
                           ---------         ---------         ---------
    Balance at
      June 30, 2000        $     (96)        $    (767)        $    (863)
                           =========         =========         =========
    Balance at
      March 31, 1999       $     (92)        $    (977)        $  (1,069)

    Change during second
      quarter 1999                 7                13                20
                           ---------         ---------         ---------
    Balance at
      June 30, 1999        $     (85)        $    (964)        $  (1,049)
                           =========         =========         =========

                               Six Months Ended June 30, 2000 and 1999
                               ---------------------------------------
                         Foreign Currency   Minimum Pension       Accumulated
                           Translation        Liability      Other Comprehensive
                           Adjustment         Adjustment             Loss
                         ----------------   ---------------  -------------------
    Balance at
      December 31, 1999    $     (81)        $    (782)        $    (863)

    Change during six
      months ended
      June 30, 2000              (15)               15                --
                           ---------         ---------         ---------
    Balance at
      June 30, 2000        $     (96)        $    (767)        $    (863)
                           =========         =========         =========
    Balance at
      December 31, 1998    $     (96)        $    (990)        $  (1,086)

    Change during six
      months ended
      June 30, 1999               11                26                37
                           ---------         ---------         ---------
    Balance at
      June 30, 1999        $     (85)        $    (964)        $  (1,049)
                           =========         =========         =========

Note 8:    STATEMENTS OF CASH FLOWS

        Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

        Supplemental disclosures of cash flow information are as follows (in thousands):

                                                  Six Months Ended
                                                      June 30,
                                                  ----------------
                                                    2000     1999
                                                    ----     ----
               Cash Payments for:

                 Interest                           $339     $292
                 Income Taxes                          7       28

               Financing & Investing Activities
                 Not Affecting Cash:

                   Issuance of 25,628 shares of
                     common stock for services        65       --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 2000 Compared to Second Quarter 1999 and First Half 2000 Compared to First Half 1999.

         The Company’s Net Sales were $6,709,000 in the second quarter of 2000 as compared to $7,141,000 in the second quarter of 1999. The Company’s Net Sales were $12,802,000 in the first half of 2000 from $12,750,000 in the first half of 1999.

         Net Earnings in the second quarter of 2000 were $104,000 as compared to $246,000 in the second quarter of 1999. Net Earnings in the first half of 2000 were $156,000 as compared to $382,000 in the first half of 1999.

Ronson Consumer Products

     (in thousands)
                                           Quarter Ended     Six Months Ended
                                              June 30,           June 30,
                                           -------------      ---------------
                                           2000     1999      2000       1999
                                           ----     ----      ----       ----

     Net sales                          $ 4,053   $ 4,418    $ 8,240   $ 8,396
     Earnings from operations               539       755      1,196     1,417
     Earnings before income taxes and
      intercompany charges                  475       701      1,062     1,317

         Net Sales of consumer products at Ronson Consumer Products Corporation (“RCPC”), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. (“Ronson-Canada”), Mississauga, Ontario, (together “Ronson Consumer Products”) decreased by 8% in the second quarter of 2000 compared to the second quarter of 1999, and the Net Sales at Ronson Consumer Products decreased by 2% in the first half of 2000 compared to the first half of 1999 primarily due to decreased sales of lighters and flame accessory products.

         Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 53% in the second quarter of 2000 and to 52% in the first half of 2000 from 50% in both the second quarter and first half of 1999. This increase in the Cost of Sales percentage was due primarily to increased cost of lighter fuel related to rising oil prices, increased research and development staff, and to increased manufacturing costs related to the ignitor utility lighter.

         Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 24% in the second quarter of 2000 from the second quarter of 1999 and were unchanged at 23% in the first halves of 2000 and 1999. General and Administrative Expenses, as a percentage of Net Sales, were lower at 7% in the second quarter and first half of 2000 as compared to 8% in the second quarter and first half of 1999.

         Interest Expense at Ronson Consumer Products increased by $15,000 to $59,000 in the second quarter of 2000 from the second quarter of 1999 and by $38,000 to $125,000 in the first half of 2000 from the first half of 1999 due to increased average debt levels and to increases in the prime rate of interest.

Ronson Aviation

 (in thousands)

                                         Quarter Ended       Six Months Ended
                                            June 30,             June 30,
                                        ---------------     ------------------
                                          2000     1999        2000    1999
                                          ----     ----        ----    ----
     Net sales                          $ 2,656  $ 2,723   $ 4,562   $ 4,354
     Earnings from operations               237      190       260       264
     Earnings before income taxes and
      intercompany charges                  145      103        90       100

         Net Sales at Ronson Aviation, Inc. (“Ronson Aviation”), Trenton, New Jersey, decreased by 3% in the second quarter of 2000 from the second quarter of 1999, primarily because increased sales of fuel and charter services were more than offset by lower sales of aircraft and of maintenance services. Net Sales increased by 5% in the first half of 2000 from the first half of 1999, primarily due to increased sales of fuel, charter services and aircraft which were partially offset by lower sales of maintenance services. The increase of fuel sales in the periods of 2000 was due both to higher fuel selling prices and to increased fuel volume sold.

         Ronson Aviation’s Cost of Sales, as a percentage of Net Sales, was unchanged at 79% in the second quarters of 2000 and 1999 and increased to 80% in the first half of 2000 from 78% in the first half of 1999. The increase in the Cost of Sales percentage in the first half of 2000 was primarily due to higher fuel costs and to the change in mix of products sold.

         Ronson Aviation’s Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were reduced to 8% in the second quarter of 2000 from 10% in the second quarter of 1999 and were reduced to 9% in the first half of 2000 from 11% in the first half of 1999 primarily due to reductions in personnel costs and in legal expenses.

FINANCIAL CONDITION

         The Company’s Stockholders’ Equity improved to $2,876,000 at June 30, 2000, from $2,108,000 at December 31, 1999. The improvement of $768,000 in 2000 Stockholders’ Equity was primarily due to the proceeds of $569,000 from the sale of newly issued restricted common stock of the Company at the price of $2.50 per share in March 2000. The Company had a deficiency in working capital of $2,281,000 at June 30, 2000, as compared to $3,168,000 at December 31, 1999. The improvement of $887,000 in working capital was primarily due to the proceeds from the sale of stock referred to above and to the Company’s Net Earnings in the first half of 2000.

         The Company’s finished goods inventories were reduced in the first half of 2000 to $2,294,000 from $3,572,000 at December 31, 1999, primarily due to lower aircraft inventory at Ronson Aviation. The Ronson Aviation aircraft inventory had increased in the fourth quarter of 1999 primarily because three new aircraft were delivered to Ronson Aviation in December 1999 which represented the new aircraft delivery schedule for all of 1999. The supplier of these aircraft had experienced difficulties in production, delaying the deliveries. In the first quarter of 2000, two of the three 1999 aircraft with an inventory value of $1,212,000 were returned to the supplier at no cost to the Company. These two aircraft will be replaced with year 2000 models. As a result of the reduced aircraft inventory, the short-term debt related to aircraft inventory decreased by $1,153,000 in the first half of 2000.

         Accounts payable were reduced by $253,000 in the first half of 2000 to $2,471,000 at June 30, 2000, primarily due to the timing of purchases and payments and to the usage of a portion of the proceeds from the sale of restricted stock discussed above.

         In July 2000, Summit and Ronson Aviation refinanced two charter aircraft with long-term debt totalling $800,000, payable over five years with a final payment of $400,000 on July 26, 2005. The new loans refinance notes with a balance of $463,000 at June 30, 2000, and provided approximately $341,000 in additional funds. The refinanced notes had been due to expire in October 2000.

         In August 1999 the Company engaged a New Jersey law firm in the area of insurance recovery as the Company’s special counsel to pursue a claim for reimbursement of environmental costs, primarily groundwater, at Prometcor. The Company’s counsel has undertaken this matter on a contingency basis for its legal fees. In October 1999 the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated, primarily at Prometcor. In the first half of 2000, progress was made on the Prometcor claims. Counsel has stated that Ronson has a strong claim with a reasonable possibility of obtaining a sizeable recovery. There is, however, always a possibility that either new facts might arise or the current status of the law could change, and, thus, the expected recovery might not be realized. Accordingly, the Company has made no provision in its earnings or financial statements in anticipation of an expected recovery.

         On February 10, 2000, the United States Nuclear Regulatory Commission (“NRC”) released for “unrestricted use”, such as housing, the land where Prometcor’s recently demolished factories once stood. This land is one of the two remaining land parcels of the Prometcor property. On August 1, 2000, a similar release of this land for unrestricted use was received from the New Jersey Department of Environmental Protection (“NJDEP”). This parcel will be sold for about $200,000 as part of an existing sales contract. The final remaining parcel will be sold for $295,000 later this year under the same sales contract.

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

RONSON CORPORATION

Date: August 11, 2000	/s/ Louis V. Aronson II Louis V. Aronson II, President and Chief Executive Officer (Signing as Duly Authorized Officer of the Registrant)

Date: August 11, 2000	/s/ Daryl K. Holcomb Daryl K. Holcomb, Vice President and Chief Financial Officer, Controller and Treasurer (Signing as Chief Financial Officer of the Registrant)