Form 10QSB
period 2000-09-30
RONSON CORP
filed 2000-11-14
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000

Commission File Number    1-1031

RONSON CORPORATION
____________________________________________________________________________
(Exact name of small business issuer as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-0743290 (I.R.S. Employer Identification No.)

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
  Yes   [  X ]    No   [ _ ]

As of September 30, 2000, there were 3,455,447 shares of the issuer’s common stock outstanding.

RONSON CORPORATION

FORM 10-QSB INDEX

                                                                   PAGE
                                                                   ----

    PART I -   FINANCIAL INFORMATION:

               CONSOLIDATED BALANCE SHEETS:
                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999           3

               CONSOLIDATED STATEMENTS OF OPERATIONS:
                  QUARTER ENDED SEPTEMBER 30, 2000 AND 1999          4

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999      5

               CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999      6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF               13
                  OPERATIONS

    PART II -  OTHER INFORMATION:

               ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K             17

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                                  September 30,              December 31,
                                                                       2000                     1999
                                                                 -------------              ------------
                                      ASSETS                      (unaudited)
     CURRENT ASSETS:
     Cash and cash equivalents                                    $           60          $            187
     Accounts receivable, net                                              2,029                     2,003
     Inventories:
       Finished goods                                                      2,836                     3,572
       Work in process                                                        89                        91
       Raw materials                                                         506                       371
                                                                  --------------           ---------------
                                                                           3,431                     4,034
     Other current assets                                                  1,535                     1,348
                                                                  --------------           ---------------
           TOTAL CURRENT ASSETS                                            7,055                     7,572
                                                                  --------------           ---------------
     Property, plant and equipment, at cost:
       Land                                                                   19                        19
       Buildings and improvements                                          4,481                     4,374
       Machinery and equipment                                             8,064                     7,929
       Construction in progress                                              108                        70
                                                                  --------------           ---------------
                                                                          12,672                    12,392
     Less accumulated depreciation and amortization                        6,937                     6,446
                                                                  --------------           ---------------
                                                                           5,735                     5,946
     Other assets                                                          1,043                     1,251
     Other assets of discontinued operations                               1,759                     1,811
                                                                  --------------           ---------------
                                                                  $       15,592           $        16,580
                                                                  ==============           ===============
         LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Short-term debt                                              $        2,888           $         3,910
     Current portion of long-term debt and leases                            476                       916
     Accounts payable                                                      2,453                     2,724
     Accrued expenses                                                      1,865                     1,846
     Current liabilities of discontinued operations                          861                     1,344
                                                                  --------------           ---------------
           TOTAL CURRENT LIABILITIES                                       8,543                    10,740
                                                                  --------------           ---------------
     Long-term debt and leases                                             3,886                     3,493
     Other long-term liabilities                                             196                       239

     STOCKHOLDERS' EQUITY:
     Common stock                                                          3,519                     3,260
     Additional paid-in capital                                           29,284                    28,941
     Accumulated deficit                                                 (27,375)                  (27,636)
     Accumulated other comprehensive loss                                   (864)                     (863)
                                                                  --------------           ---------------
                                                                           4,564                     3,702
     Less cost of treasury shares                                          1,597                     1,594
                                                                  --------------           ---------------

           TOTAL STOCKHOLDERS' EQUITY                                      2,967                     2,108
                                                                  --------------           ---------------

                                                                  $       15,592           $        16,580
                                                                  ==============           ===============

     See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ----------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                                     Quarter Ended
                                                                      September 30,
                                                                     --------------
                                                                 2000              1999
                                                                 ----              ----
NET SALES                                                      $   6,454         $   6,222
                                                               ---------         ---------
Cost and expenses:
  Cost of sales                                                    3,891             4,182
  Selling, shipping and advertising                                1,011               950
  General and administrative                                         979               895
  Depreciation and amortization                                      169               145
                                                               ---------         ---------
                                                                   6,050             6,172
                                                               ---------         ---------

EARNINGS FROM OPERATIONS                                             404                50
                                                               ---------         ---------
Other expense:
  Interest expense                                                   189               177
  Other-net                                                           38                60
                                                               ---------         ---------
                                                                     227               237
                                                               ---------         ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                177              (187)
Income tax expenses (benefits)-net                                    72               (16)
                                                               ---------         ---------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                           105              (171)

Loss from discontinued operations (net of
  deferred income tax benefits of $65)                                 -              (125)
                                                               ---------         ---------

NET EARNINGS (LOSS)                                            $     105         $    (296)
                                                               =========         =========

EARNINGS (LOSS) PER COMMON SHARE:

Basic:
  Earnings (loss) from continuing operations                   $    0.03         $   (0.05)
  Loss from discontinued operations                                    -             (0.04)
                                                               ---------         ---------
  Net earnings (loss)                                          $    0.03         $   (0.09)
                                                               =========         =========

Diluted:
  Earnings (loss) from continuing operations                   $    0.03         $   (0.05)
  Loss from discontinued operations                                    -             (0.04)
                                                               ---------         ---------
  Net earnings (loss)                                          $    0.03         $   (0.09)
                                                               =========         =========
See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ----------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                             -----------------
                                                            2000             1999
                                                            ----             ----
NET SALES                                                $  19,256        $  18,972
                                                         ---------        ---------
Cost and expenses:
  Cost of sales                                             11,836           11,766
  Selling, shipping and advertising                          2,947            2,911
  General and administrative                                 2,864            2,955
  Depreciation and amortization                                508              422
                                                         ---------        ---------
                                                            18,155           18,054
                                                         ---------        ---------

EARNINGS FROM OPERATIONS                                     1,101              918
                                                         ---------        ---------
Other expense:
  Interest expense                                             554              501
  Other-net                                                    107              117
                                                         ---------        ---------
                                                               661              618
                                                         ---------        ---------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                          440              300
Income tax expenses-net                                        179               89
                                                         ---------        ---------

EARNINGS FROM CONTINUING OPERATIONS                            261              211

Loss from discontinued operations (net of
  deferred income tax benefits of $65)                           -             (125)
                                                         ---------        ---------

NET EARNINGS                                             $     261        $      86
                                                         =========        =========

EARNINGS (LOSS) PER COMMON SHARE:

Basic:
  Earnings from continuing operations                    $    0.08        $    0.06
  Loss from discontinued operations                              -            (0.04)
                                                         ---------        ---------
  Net earnings                                           $    0.08        $    0.02
                                                         =========        =========

Diluted:
  Earnings from continuing operations                    $    0.08        $    0.06
  Loss from discontinued operations                              -            (0.04)
                                                         ---------        ---------
  Net earnings                                           $    0.08        $    0.02
                                                         =========        =========
See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                               --------------------
                                                               2000            1999
                                                               ----            ----
Cash Flows from Operating Activities:
Net earnings                                                 $   261         $    86
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                 508             422
   Deferred income tax expenses                                  172              62
   Increase (decrease) in cash from changes in
      current assets and current liabilities                     214             941
   Discontinued operations                                      (418)           (935)
   Other                                                         (35)           (124)
                                                             -------         -------

      Net cash provided by operating activities                  702             452
                                                             -------         -------
Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures                                         (261)           (367)
                                                             -------         -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                    433             387
Proceeds from long-term debt                                     337             629
Proceeds from issuance of common stock                           578               -
Payments of short-term debt                                   (1,455)           (789)
Payments of long-term debt                                      (328)           (315)
Payments of long-term lease obligations                          (92)            (73)
Other                                                            (41)            (50)
                                                             -------         -------

      Net cash used in financing activities                     (568)           (211)
                                                             -------         -------
   Net decrease in cash                                         (127)           (126)

   Cash at beginning of period                                   187             146
                                                             -------         -------

   Cash at end of period                                     $    60         $    20
                                                             =======         =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)

Note 1:   ACCOUNTING POLICIES

       Basis of Financial Statement Presentation - The information as of and for the three-month and nine-month periods ended September 30, 2000 and 1999, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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

       This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-KSB.

.

Note 2:   PER COMMON SHARE DATA

       The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                              Quarter Ended September 30,
                          --------------------------------------------------------------------
                                         2000                               1999
                          -------------------------------    ---------------------------------
                                                    Per                               Per
                                                   Share    Earnings                  Share
                          Earnings     Shares      Amount    (Loss)       Shares      Amount
                          --------     ------      ------   --------      ------      ------
Earnings (loss)
  from continuing
  operations ......     $   105                             $  (171)
Less accrued
  dividends on
  preferred stock .          (2)                                 (2)
                        -------                             -------
Continuing
  operations ......         103        3,455      $   0.03     (173)       3,198     $  (0.05)
Loss from discon-
  tinued
  operations ......           -        3,455             -     (125)       3,198        (0.04)
                        -------                   --------  -------                  --------
  BASIC ...........     $   103        3,455      $   0.03  $  (298)       3,198     $  (0.09)
                        =======        =====      ========  =======        =====     ========

Effect of dilutive
  securities (1):
  Stock options ...                        -                                   -
  Cumulative con-
   vertible prefer-
   red stock ......     $     -            -                $     -            -
                        -------        -----                -------        -----
Continuing
  operations ......         103        3,455      $   0.03     (173)       3,198     $  (0.05)
Loss from discon-
  tinued
  operations ......           -        3,455             -     (125)       3,198        (0.04)
                        -------                   --------  -------                  --------

  DILUTED .........     $   103        3,455      $   0.03  $  (298)       3,198     $  (0.09)
                        =======        =====      ========  =======        =====     ========

                                              Nine Months Ended September 30,
                          --------------------------------------------------------------------
                                         2000                               1999
                          -------------------------------    ---------------------------------
                                                    Per                               Per
                                                   Share    Earnings                  Share
                          Earnings     Shares      Amount    (Loss)       Shares      Amount
                          --------     ------      ------    ------       ------      ------
Earnings
  from continuing
  operations ......     $   261                             $   211
Less accrued
  dividends on
  preferred stock .          (6)                                 (6)
                        -------                             -------

Continuing
  operations ......         255        3,382      $   0.08      205        3,198     $   0.06
Loss from discon-
  tinued
  operations ......           -        3,382             -     (125)       3,198        (0.04)
                        -------                   --------  -------                  --------

  BASIC ...........     $   255        3,382      $   0.08  $    80        3,198     $   0.02
                        =======        =====      ========  =======        =====     ========

Effect of dilutive
  securities (1):
  Stock options ...                        -                                   -
  Cumulative con-
   vertible prefer-
   red stock ......     $     -            -                $     -            -
                        -------        -----                -------       ------
Continuing
  operations ......         255        3,382      $   0.08      205        3,198     $   0.06
Loss from discon-
  tinued
  operations ......           -        3,382             -     (125)       3,198        (0.04)
                        -------                   --------  -------                  --------
  DILUTED .........     $   255        3,382      $   0.08  $    80        3,198     $   0.02
                        =======        =====      ========  =======        =====     ========

(1)     The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for all the periods reported, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings (Loss) per Common Share.

Note 3:    SHORT-TERM DEBT

       In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan, expiring on June 30, 2002. The Revolving Loan of $1,571,000 at September 30, 2000, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

       In November 1999 Summit provided additional loan availability of $300,000 to be amortized from February 1, 2000 through June 30, 2001, at the rate of approximately $17,000 per month. The outstanding amount under the agreement for the additional available loan of $167,000 as of September 30, 2000, is included in the balance of the Revolving Loan in the paragraph above.

       In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $121,000 (C$181,000) at September 30, 2000, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory. The Revolving Loan currently bears interest at the rate of 1.25% above CIBC's prime rate.

       At September 30, 2000, Ronson Aviation, Inc. ("Ronson Aviation") had notes payable consisting of the following: 1) $783,000 due to Raytheon Aircraft Credit Corp.; and 2) $278,000 due to Summit. These notes are each collateralized by specific aircraft, and the notes are to be repaid from the proceeds from the sale of the aircraft.

       In 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan of $135,000 at September 30, 2000, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable, and expires on June 30, 2002.

Note 4:    LONG-TERM DEBT

       In May 1999 the Company, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,675,000 at September 30, 2000, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004. The loan bears interest at a fixed rate of 8.39%.

       In 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. The Term Loan balance was $114,000 at September 30, 2000.

       Ronson Aviation has five additional term loans payable to Summit. On July 26, 2000, Summit and Ronson Aviation refinanced long-term debt collateralized by two charter aircraft, which had been due to expire in October 2000. The new loans, in the original amount of $800,000, are payable over five years with a final payment of $400,000 on July 26, 2005, and bear interest at the rate of 1.5% above Summit's prime rate. The refinanced notes provided approximately $337,000 in additional funds. The five additional term loans payable to Summit at September 30, 2000, totalled approximately $2,248,000.

       In 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $212,000 at September 30, 2000, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum and is secured by the leased premises of Ronson Aviation's new aircraft fueling facilities complex and all related equipment.

Note 5:    CONTINGENCIES

       In October 1999 the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated, primarily at Prometcor. In 2000 progress was made on the Prometcor claims. According to statements by the Company's counsel (who have undertaken the matter on a legal fee contingency basis), the Company has a strong claim with a reasonable possibility of obtaining a sizable recovery. There is, however, always a possibility that either new facts might arise or the current status of the law could change, and, thus, the expected recovery might not be realized. Accordingly, no provisions for any expected recovery have been made in the Company's financial statements.

       In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). The USEPA identified manifests dated from 1974 through 1979 which allegedly indicate that waste originating at the location of the Company's former Duarte, California, hydraulic subsidiary was delivered to the Site. As a result, in August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. In 1981 the Company sold the Duarte, California, hydraulic subsidiary, Ronson Hydraulic Units Corporation ("RHUCOR-CA"), to the Boeing Corporation. The USEPA has notified a subsequent owner of the facility that the USEPA considers that entity to also be liable for the costs the USEPA determines to be due as a result of RHUCOR-CA's waste having been sent to the Site. The USEPA may also consider financial factors in determining the final amount due. In the fourth quarter of 1998, the Company offered to settle the matter for six equal payments totalling $90,000, to be paid semiannually over three years. Although the Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $90,000, the Company's final contribution, if any, is not yet determinable. As of September 30, 2000, the Company has accrued the amount of its offer and related expenses.

       In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000 and ceased use of most of its former underground storage tanks. The primary underground storage tanks formerly used by Ronson Aviation were removed in the fourth quarter of 1999 as required by the New Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. In October 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

       In the third quarter of 1998, a mechanical failure at Ronson Aviation resulted in an overfill of a fuel tank and a release of about 700 gallons of jet fuel. The Company has taken appropriate action to address the release and to meet NJDEP requirements. A claim was submitted with the Company's insurance carriers, and the Company settled its claim for $144,000 for the recovery of costs related to the fuel spill.

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

       Financial information by industry segment is summarized below (in thousands):

                                                Quarter Ended              Nine Months Ended
                                                September 30,                September 30,
                                             ------------------           -------------------
                                             2000          1999           2000           1999
                                             ----          ----           ----           ----
Net sales:
  Consumer Products                       $  3,861       $  3,498       $ 12,101       $ 11,894
  Aviation Services                          2,593          2,724          7,155          7,078
                                          --------       --------       --------       --------
    Consolidated                          $  6,454       $  6,222       $ 19,256       $ 18,972
                                          ========       ========       ========       ========
Earnings (loss) from
  operations:
  Consumer Products                       $    421       $    424       $  1,617       $  1,841
  Aviation Services                            252            118            512            382
                                          --------       --------       --------       --------
  Total reportable segments                    673            542          2,129          2,223
  Corporate and others                        (379)          (377)        (1,138)        (1,190)
  Non-recurring items                          110           (115)           110           (115)
                                          --------       --------       --------       --------
    Consolidated                          $    404       $     50       $  1,101       $    918
                                          ========       ========       ========       ========
Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products                       $    352       $    357       $  1,414       $  1,674
  Aviation Services                            162              6            252            106
                                          --------       --------       --------       --------
  Total reportable segments                    514            363          1,666          1,780
  Corporate and others                        (447)          (435)        (1,336)        (1,365)
  Non-recurring items                          110           (115)           110           (115)
                                          --------       --------       --------       --------
    Consolidated                          $    177       $   (187)      $    440       $    300
                                          ========       ========       ========       ========

Note 7:     STATEMENTS OF CASH FLOWS

       Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

       Supplemental disclosures of cash flow information are as follows (in thousands):

                                                Nine Months Ended
                                                   September 30,
                                                -----------------
                                                2000         1999
                                                ----         ----

         Cash Payments for:

              Interest                          $528          $468
              Income Taxes                         7            68

         Financing & Investing Activities
           Not Affecting Cash:

              Issuance of 25,628 shares of
                common stock for services         65             -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 2000 Compared to Third Quarter 1999 and Nine Months 2000 Compared to Nine Months 1999.

       The Company's Net Sales increased to $6,454,000 in the third quarter of 2000 from $6,222,000 in the third quarter of 1999 and increased to $19,256,000 in the nine months of 2000 from $18,972,000 in the nine months of 1999.

       The Company's Earnings from Operations in the third quarter of 2000 increased to $404,000 from $50,000 in the third quarter of 1999. The Earnings from Operations in the nine months of 2000 increased to $1,101,000 from $918,000 in the nine months of 1999.

       The Company's Net Earnings in the third quarter of 2000 were $105,000 compared to a Net Loss of $296,000 in the third quarter of 1999, and Net Earnings in the nine months of 2000 were $261,000 compared to $86,000 in the nine months of 1999.

Ronson Consumer Products
------------------------
(in thousands)

                                          Quarter Ended     Nine Months Ended
                                          September 30,       September 30,
                                          ------------      -----------------
                                          2000     1999      2000      1999
                                          ----     ----      ----      ----

     Net sales                         $ 3,861  $ 3,498   $12,101   $11,894
     Earnings from operations              421      424     1,617     1,841
     Earnings before income taxes and
      intercompany charges                 352      357     1,414     1,674
     Non-recurring charge                    -     (115)        -      (115)

       Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 10% in the third quarter of 2000 compared to the third quarter of 1999, and the Net Sales at Ronson Consumer Products increased by 2% in the nine months of 2000 compared to the nine months of 1999. The increases in Net Sales in the third quarter and nine months of 2000 from the same periods in 1999 were primarily due to increased sales of flame accessory products in 2000 and to the third quarter 1999 sales reduction related to Ronson-Canada's voluntary short-term withdrawal of its ignitor from the Canadian market.

       Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 53% in the third quarter of 2000 from 52% in the third quarter of 1999. The Cost of Sales percentage at Ronson Consumer Products increased to 52% in the nine months of 2000 from 51% in the nine months of 1999. These increases were due primarily to increases in 2000 in the cost of lighter fuel because of rising oil prices, in research and development, and in costs related to the ignitor utility lighter.

       Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products were unchanged at 26% in the third quarters of 2000 and 1999 and were unchanged at 24% in the nine months of 2000 and 1999. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in the nine months of 2000 and 1999.

       The non-recurring charge of $115,000 in the third quarter and nine months of 1999 was the adverse affect of the voluntary short-term withdrawal of the ignitor from the Canadian market in 1999.

       Interest Expense at Ronson Consumer Products increased by $2,000 to $63,000 in the third quarter of 2000 from the third quarter of 1999 and by $40,000 to $188,000 in the nine months of 2000 from the nine months of 1999 due to increased average debt levels and to increases in the prime rate of interest.

Ronson Aviation
----------------
(in thousands)                         Quarter Ended        Nine Months Ended
                                       September 30,          September 30,
                                      ----------------      ------------------
                                      2000        1999      2000          1999
                                      ----        ----      ----          ----

Net sales                          $ 2,593     $ 2,724      $ 7,155   $ 7,078
Earnings from operations               252         118          512       382
Earnings before income taxes and
 intercompany charges                  162           6          252       106
Non-recurring income                   110           -          110         -

       Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 5% in the third quarter of 2000 from the third quarter of 1999, primarily because the increased sales of fuel and charter services were more than offset by lower sales of aircraft. Net Sales increased by 1% in the nine months of 2000 from the nine months of 1999, primarily due to increased sales of fuel and charter services which were offset by lower sales of aircraft and of maintenance services. The increase of fuel sales in the periods of 2000 was due both to higher fuel selling prices and to increased fuel volume sold.

       Ronson Aviation's Cost of Sales, as a percentage of Net Sales, was lower at 77% in the third quarter of 2000 as compared to 84% in the third quarter of 1999 and was lower at 79% which was in the nine months of 2000 from 80% in the nine months of 1999. The decrease in the Cost of Sales percentage in the third quarter and nine months of 2000 was primarily due to the change in mix of products sold which was partially offset by higher fuel costs.

       Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were reduced to 10% in the nine months of 2000 from 11% in the nine months of 1999 primarily due to reductions in personnel costs and legal expenses.

       The Non-recurring Income of $110,000 at Ronson Aviation in the third quarter and nine months of 2000 was due to settlement of an insurance claim related to a 1998 fuel spill. In the third quarter of 2000, Ronson Aviation settled the claim for about $144,000, and recorded income of $110,000, net of related costs. In 1998 Ronson Aviation had recognized costs of $135,000 related to the 1998 fuel spill.

Income Taxes

       The Earnings from Continuing Operations in the third quarter of 2000 were net of deferred income tax expenses of $82,000. The Earnings from Continuing Operations in the nine months of 2000 were net of deferred income tax expenses of $172,000. The Loss from Continuing Operations in the third quarter of 1999 was net of deferred income tax benefits of $9,000, and the Earnings from Continuing Operations in the nine months of 1999 were net of deferred income tax expenses of $62,000.

Discontinued Operations - Prometcor

       In the third quarter of 1999, Prometcor, Inc. ("Prometcor"), a discontinued operation, made further progress toward completion of its environmental cleanup and the eventual sale of the property. While making this progress in the third quarter of 1999, removal of more contaminated soil was required than previously estimated. As a result of the additional anticipated disposal costs, the Company took an additional accrual of $190,000 resulting in a Loss from Discontinued Operations in the third quarter of 1999 of $125,000, net of $65,000 of deferred income tax benefits.

FINANCIAL CONDITION

       The Company's Stockholders' Equity improved to $2,967,000 at September 30, 2000, from $2,108,000 at December 31, 1999. The improvement of $859,000 in 2000 Stockholders' Equity was primarily due to the proceeds of $569,000 from the sale of newly issued restricted common stock of the Company in March 2000 and to the Net Earnings in the nine months of 2000 of $261,000. The Company had a deficiency in working capital of $1,488,000 at September 30, 2000, as compared to a deficiency of $3,168,000 at December 31, 1999. The improvement of $1,680,000 in working capital was primarily due to the proceeds from the sale of stock referred to above, to the Company's Net Earnings in the nine months of 2000, and to $672,000 from the refinancing of certain long-term aircraft loans by Ronson Aviation described in more detail below.

       The Company's finished goods inventories were reduced in the nine months of 2000 to $2,836,000 from $3,572,000 at December 31, 1999, primarily due to lower aircraft inventory at Ronson Aviation. The Ronson Aviation aircraft inventory had increased in the fourth quarter of 1999 primarily because three new aircraft were delivered to Ronson Aviation in December 1999 which represented the new aircraft delivery schedule for all of 1999. The supplier of these aircraft had experienced difficulties in production, delaying the deliveries. In the first quarter of 2000, two of the three 1999 aircraft with an inventory value of $1,212,000 were returned to the supplier at no cost to the Company. These two aircraft will be replaced with year 2000 models. As a result of the reduced aircraft inventory, the short-term debt related to aircraft inventory decreased by $793,000 in the nine months of 2000.

       Accounts payable were reduced by $271,000 in the nine months of 2000 to $2,453,000 at September 30, 2000, primarily due to the timing of purchases and payments and to the usage of a portion of the proceeds from the sale of restricted stock discussed above.

       In July 2000 Summit Bank and Ronson Aviation refinanced two charter aircraft with long-term debt totalling $800,000, payable over five years with a final payment of $400,000 on July 26, 2005. The new loans refinanced notes payable with a balance of $463,000 at June 30, 2000, and provided approximately $337,000 in additional funds. The refinanced notes had been due to expire in October 2000.

       In August 1999 the Company engaged a New Jersey law firm in the area of insurance recovery as the Company's special counsel to pursue a claim for reimbursement of environmental costs, primarily groundwater, at Prometcor. The Company's counsel has undertaken this matter on a contingency basis for its legal fees. In October 1999 the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated, primarily at Prometcor. In the first half of 2000, progress was made on the Prometcor claims. Counsel has stated that the Company has a strong claim with a reasonable possibility of obtaining a sizeable recovery. There is, however, always a possibility that either new facts might arise or the current status of the law could change, and, thus, the expected recovery might not be realized. Accordingly, the Company has made no provision in its earnings or financial statements in anticipation of an expected recovery.

       On August 16, 2000, Prometcor completed the sale of the second of its original three parcels of land for $200,000 in cash. The proceeds have been used to pay costs of the Prometcor environmental cleanup. On February 10, 2000, the United States Nuclear Regulatory Commission ("NRC") released for "unrestricted use", such as housing, the land where Prometcor's recently demolished factories once stood. On August 1, 2000, a similar release of this land for unrestricted use was received from the New Jersey Department of Environmental Protection ("NJDEP"). The final remaining parcel will be sold for $295,000 under the same sales contract.

       In October 2000 Ronson Aviation completed installation and initial testing of monitoring wells in the area where Ronson Aviation had removed its former fuel tanks. Ronson Aviation's environmental advisors believe that the preliminary results of the testing indicate that no further testing should be required. The final extent of costs cannot be determined until the results of testing have been completed and accepted by the NJDEP. Therefore, the amount of additional costs, if any, cannot be fully determined at this time, but management believes that the effect will not be material.

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

RONSON CORPORATION

Date: November 13, 2000	/s/ Louis V. Aronson II Louis V. Aronson II, President and Chief Executive Officer (Signing as Duly Authorized Officer of the Registrant)

Date: November 13, 2000	/s/ Daryl K. Holcomb Daryl K. Holcomb, Vice President and Chief Financial Officer, Controller and Treasurer (Signing as Chief Financial Officer of the Registrant)