Form 10KSB
period 2000-12-31
RONSON CORP
filed 2001-03-12
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________  to _______________ .

                           Commission File No. 1-1031

                               RONSON CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                NEW JERSEY                             22-0743290
         ------------------------         ---------------------------------
         (State of incorporation)         (IRS Employer Identification No.)

   CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.                 08875
   -------------------------------------------               ----------
     (Address of principal executive office)                 (Zip Code)

     Issuer's telephone number: (732) 469-8300

     Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange
        Title of each class                       on which registered
        ----------------------                   -----------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $28,008,000.

The aggregate market value of common equity held by non-affiliates was $5,050,000 as of February 28, 2001, computed by reference to the average bid and asked price of such common equity.

As of February 28, 2001, there were 3,455,513 shares of the issuer's common stock outstanding.

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

        Item 9. Directors and Executive Officers of the Company, Compliance with Section 16(a) of the Exchange Act.

               10. Executive Compensation.

               11. Security Ownership of Certain Beneficial Owners and
                   Management.

               12. Certain Relationships and Related Transactions.

               13. Exhibits and Reports on Form 8-K.

                                     PART I
                                     ------

Item 1 - DESCRIPTION OF BUSINESS

(a) Business Development.

     The  Registrant,   Ronson   Corporation  (the  "Company"),   is  a  company
incorporated in 1928.

(b) Business of Issuer.

     The Company is engaged principally in the following businesses:

          1.   Consumer Products; and
          2. Aviation - Fixed Wing Operations and Services and Helicopter Services.

     The Company's common shares are listed on the Nasdaq SmallCap Market, and the Company's preferred shares are listed on the NASD Over-the-Counter ("OTC") Bulletin Board. The Company's common shares are quoted under the symbol RONC and its preferred shares are quoted under the symbol RONCP.

     In December 1989 the Company adopted a plan to discontinue the operations of Ronson Metals Corporation, Newark, New Jersey, one of the Company's wholly owned subsidiaries. On January 8, 1997, Ronson Metals Corporation amended its Certificate of Incorporation to change its corporation name to Prometcor, Inc. ("Prometcor"). Prometcor had sizable losses in several years prior to 1987 with reduced losses continuing in 1987 through 1989. In 1990 operations ceased at Prometcor and Prometcor began complying with the New Jersey Industrial Site Recovery Act ("ISRA"), formerly ECRA, and all other applicable laws. As part of the plan to sell the properties of the Prometcor discontinued operations, Prometcor has also been involved in termination of its United States Nuclear Regulatory Commission ("NRC") license. Compliance with ISRA and NRC requirements has continued through 2000 and into 2001. (See Environmental Matters below and Item 6 - Management's Discussion and Analysis of Operations.)

     (1) Consumer Products

     The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", a spot remover under the product tradename "Kleenol", and a surface protectant under the tradename "GlossTek". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. A subsidiary of WalMart Stores, Inc. ("WalMart") is a significant distributor for the consumer products segment and, as such, supplies Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on WalMart or its distributor subsidiary because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to various units of WalMart in 2000 and 1999 accounted for 10% and 13%, respectively, of Consolidated Net Sales of the Company and 18% and 20% of Net Sales of the segment in 2000 and 1999, respectively, most of which were to WalMart's distributor subsidiary.

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

     In 1995 Ronson Consumer Products introduced a new lighter product, the RONII refillable butane lighter, in both the United States and Canada. The RONII is a pocket lighter that meets the child resistant requirements issued by the Consumer Product Safety Commission. The RONII is manufactured for the Company in Spain and is sold through the Company's distribution channels. The RONII is priced competitively but has strong competition from several other brands of disposable lighters and unbranded imports from China and other Far Eastern countries.

     In 1997 Ronson Consumer Products introduced a new lighter product, the WINDII windproof lighter, in the United States and Canada. The WINDII uses Ronson flints, Ronsonol lighter fuel and Ronson wicks. The WINDII faces strong competition from other nationally distributed brands and from unbranded imports.

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

     (2) Aviation - Fixed Wing Operations and Services and Helicopter Services

     Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter, air cargo, cargo handling, avionics, management aviation services, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Description of Properties, (3) Trenton, New Jersey). In its passenger and cargo services, Ronson Aviation operates a total of three aircraft, including a Citation II Jet and two twin-engine turbo-prop airplanes in charter operations. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Raytheon Aircraft and Parts Sales and Service Center and a customer service facility for Bell Helicopter Textron.

     At December 31, 2000, Ronson Aviation had orders to purchase three new aircraft from Raytheon Aircraft Corporation, all of which are for resale. The total sales value of these aircraft is approximately $2,100,000. The orders are subject to cancellation by Ronson Aviation.

     Ronson Aviation is subject to extensive competition in its air charter activities, but Ronson Aviation is the only provider of aviation services to the private, corporate and commercial flying public at Trenton-Mercer Airport in Trenton, New Jersey.

ENVIRONMENTAL MATTERS

     In the conduct of certain of its manufacturing operations, the Company is required to comply with various environmental statutes and regulations concerning the generation, storage and disposal of hazardous materials.
Additionally under New Jersey's "ISRA" law, operators of particular facilities classified as industrial establishments are required to ensure that their facility complies with environmental laws, including implementation of remedial action, if necessary, before selling or closing a facility.

     In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its facilities, Prometcor, located in Newark, New Jersey, and to comply with ISRA (formerly ECRA) and all other applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its NJDEP related environmental compliance activities respecting its Newark facility. As the result of sampling and the evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and in the first quarter of 1997, areas of contamination in the groundwater below a section of the property were identified. Sampling and delineation have been undertaken and will be continuing in this area of the property.

     Prometcor has also proceeded with reporting to the NRC and has requested that the NRC terminate the NRC license held by Prometcor. The Company's plan for final radiological remediation and clearance of the soil was approved by the NRC in 1998 and by the NJDEP in 1999. The implementation of this plan is virtually complete.

     The Company's plan to resolve the non-radiological issues in the soil has been approved by the NJDEP and will be implemented in the first and second quarters of 2001. The Company's plan to resolve the groundwater issue has not yet been approved by the NJDEP. The Company expects that long-term monitoring of groundwater will be required.

     The additional sampling and remediation required for the complete release of the remaining parcel of the Newark property are continuing. The full extent of the costs is not determinable until all testing and remediation have been completed and accepted by the NJDEP and NRC.

     In October 2000 Ronson Aviation completed installation and initial testing of monitoring wells in the area where Ronson Aviation had removed and abandoned in place its former fuel tanks. Ronson Aviation's environmental advisors believe that the preliminary results of the testing indicate that no further testing should be required. The final extent of costs cannot be determined until the results of testing have been completed and accepted by the NJDEP. Therefore, the amount of additional costs, if any, cannot be fully determined at this time, but management believes that the effect will not be material.

     In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site. The Company has offered to settle the matter for $60,000, payable in the third quarter of 2001. Although the USEPA's Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $60,000, the Company's final contribution is not yet determinable. The Company has accrued the amount of its offer and related expenses.

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

RESEARCH ACTIVITIES

     The Company's consumer products segment expensed approximately $288,000, $232,000 and $164,000 during the fiscal years ended December 31, 2000, 1999 and 1998, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

NUMBER OF EMPLOYEES

     As of December 31, 2000, the Company and its subsidiaries employed a total of 129 persons.

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

     (2) Somerset, New Jersey

     One small facility for executive and consumer products offices. This facility is subject to a lease which expires in June 2006. The facility is constructed of metal, cinder block and cement.

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

     (4) Mississauga, Ontario, Canada

     One small facility for sales and marketing, distribution center and storage. This facility is subject to a lease which expires in March 2006. This facility is constructed of brick and cinder block.

     (5) Newark, New Jersey

     One parcel of vacant land. Operations of these facilities have terminated. The Company has entered into a contract for the sale of the parcel upon completion of environmental clearance.

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

RONSON CORPORATION v. THE HOME INDEMNITY COMPANY, ET AL
-------------------------------------------------------

     In the third quarter of 1999, the Company filed a lawsuit in the Superior Court of New Jersey Law Division : Essex County against a number of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. Through February 28, 2001, Prometcor has reached agreement with a few carriers totalling approximately $600,000. Discovery in the case is in progress. The Company, based on statements of its counsel in the matter, believes additional recoveries are probable. Further, according to statements to the Company by its counsel (who have undertaken the lawsuit on a legal fee contingency basis), the Company has a reasonable possibility of obtaining a sizable recovery beyond the settlements reached and the probable recovery amounts.

     See Item 1. "Business - Environmental Matters" above for discussion of a pending environmental matter involving a Superfund Site in California.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on December 5, 2000, the matters set forth in the Company's 2000 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

     (b) Messrs. Gerard J. Quinnan and Saul H. Weisman were elected as Class I directors for three-year terms by 87.4% of the votes cast at the Meeting.

     (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2000 was ratified by 89.3% of the votes cast at the Meeting.

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

        2000
        ----------------------------------------------------
        Quarter            1st      2nd      3rd      4th
        ----------------------------------------------------
        High Bid          2 1/2    2 1/2    2 1/8    2 1/16
        Low Bid           1 7/8    1 15/16    2      1 1/16


        1999
        ----------------------------------------------------
        Quarter            1st      2nd      3rd      4th
        ----------------------------------------------------
        High Bid          3 1/4    3 5/16   3 1/4    2 7/8
        Low Bid           2 5/8    2 5/8    2 11/16    2


     b) At February 28, 2001, there were 2,448 stockholders of record of the Company's common stock.

     c) No dividends were declared or paid in the two years ended December 31, 2000.

     d) 1) On July 21, 1998, the Company issued 20,000 common shares to Morrow & Co., Inc., in exchange for consulting services valued at $50,000. No underwriters were used and no discounts or commissions were paid. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a private offering. The securities were issued to a sophisticated investor.

        2) On March 23, 2000, the Company sold 227,500 restricted common shares to Carl W. Dinger III for cash at the price of $2.50 per share, for a total of $568,750. No underwriters were used and no discounts or commissions were paid. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a private offering. The securities were issued to a sophisticated investor.

        3) On January 21, 2000, the Company issued 25,628 common shares to Mario Andretti in exchange for product promotion services in the amount of $65,000 for thirteen months ($2.54 per share). No underwriters were used and no discounts or commissions were paid. These securities were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as a private offering. The securities were issued to a sophisticated investor.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESULTS OF OPERATIONS

2000 Compared to 1999

     The Company's Net Sales increased in 2000 by 13% to $28,008,000 from $24,696,000 in 1999.

     The Company's Earnings from Continuing Operations before Interest and Other Items increased to $1,558,000 in 2000 as compared to $1,198,000 in 1999, an increase of $360,000 or 30%.

     The Company's Earnings from Continuing Operations before Income Taxes also increased substantially in 2000 to $678,000, an increase of 74% from $390,000 in 1999.

     The Company's Net Earnings of $434,000 in the year 2000 increased by over $600,000 compared with the Net Loss of $194,000 in 1999, which included a loss of $486,000 from Prometcor's discontinued operations.

     Ronson Consumer Products
     ------------------------
     (in thousands)
                                                        Year Ended
                                                        December 31,
                                                      2000        1999
                                                      ----        ----
     Net sales                                     $ 16,081    $ 16,096
     Earnings before interest, other items,
       intercompany charges, and taxes                1,967       2,557
     Earnings before intercompany charges
       and taxes                                      1,696       2,326
     Non-recurring charges                               --        (187)

     Net Sales of consumer products at Ronson Consumer Products were unchanged in 2000 compared to 1999. Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 54% in 2000 compared to 51% in 1999 primarily due to increases in 2000 in the cost of materials primarily related to the Company's Ronsonol fuel and Multi-Fill butane products due to rising oil prices, in research and development, and in costs related to the ignitor utility lighter. Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased slightly to 33% in 2000 from 32% in 1999 primarily due to increases in selling expenses in 2000. The non-recurring charge of $187,000 in 1999 was the adverse affect of the voluntary short-term withdrawal of the ignitor from the Canadian market in 1999.

     Interest Expense at Ronson Consumer Products increased by $43,000 to $249,000 in 2000 primarily due to increases in the prime rate, upon which a large portion of the Company's Interest Expense is based.

     Ronson Aviation
     ---------------
     (in thousands)
                                                        Year Ended
                                                        December 31,
                                                      2000        1999
                                                      ----        ----
     Net sales                                     $ 11,927    $  8,600
     Earnings before interest, other items,
       intercompany charges, and taxes                  928         398
     Earnings before intercompany charges
       and taxes                                        587          52
     Non-recurring income                               110          --


     Net Sales at Ronson Aviation increased by 39% in 2000 from 1999, primarily due to increased aircraft sales, increased fuel sales, and increased sales of charter services. The increased sales of aviation fuel in 2000 was due both to increased fuel volume sold and to higher fuel selling prices.

     Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 81% in 2000 as compared to 80% in 1999. The increase in the Cost of Sales percentage in 2000 was primarily due to the change in mix of products sold and to higher fuel costs.

     Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were reduced to 8% in 2000 from 11% in 1999 primarily due to the increased sales in 2000.

     The non-recurring income of $110,000 at Ronson Aviation in 2000 was due to settlement of an insurance claim related to a 1998 fuel spill. In the third quarter of 2000, Ronson Aviation settled the claim for about $144,000 and recorded income of $110,000, net of related costs. In 1998 Ronson Aviation had recognized costs of $135,000 related to the third quarter 1998 fuel spill.

Other Items

     The General and Administrative Expenses of Corporate and Others were reduced in 2000 primarily due to lower legal expenses.

     The Income Tax Provision (Benefits)-Net increased by $146,000 from 1999 to 2000 primarily due to the Company's increased usage of prior net operating loss carryforwards in 2000.

Discontinued Operations

     The Loss from Discontinued Operations included the costs recorded by the Company related to the discontinuance of Prometcor, as follows (in thousands):

                                               Year Ended December 31,
                                               2000      1999      1998
                                               ----      ----      ----

        Insurance recovery income            $  645    $   --    $   --
        Discontinuance costs accrued            645        763     1,506
                                             ------    -------   -------
                                                 --        763     1,506
        Deferred income tax benefits             --       (277)     (557)
                                             ------    -------   -------
        Loss from Discontinued Operations    $   --    $   486   $   949
                                             ======    =======   =======


     In 1990 the Company discontinued the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations in 1990, Prometcor began its compliance with the environmental requirements of the New Jersey Environmental Cleanup Responsibility Act ("ECRA"), now known as the Industrial Site Recovery Act ("ISRA"), administered by the New Jersey Department of Environmental Protection ("NJDEP") and other applicable laws with the objective of selling the land and existing buildings previously used in the discontinued operations. The discontinuance of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license for the storage and use on site of a material used in a new product, the sales of which were minimal.

     In 2000 and to date in 2001, Prometcor made substantial progress in the environmental clearance of its property in Newark, N.J. In February 2000 the NRC released one of the two remaining parcels for unrestricted use. A similar release of this parcel for unrestricted use was received from the NJDEP in August 2000. Prometcor's manufacturing buildings had stood on this site. This parcel was sold under an existing sales contract for about $200,000.

     In the fourth quarter of 2000 and January 2001, all remaining radiologically contaminated soil was excavated and sent to a licensed disposal site. The quantity of soil required to be excavated exceeded prior estimates. On March 1, 2001, the final necessary report was submitted to the NRC, and the Company requested final release of the property and termination of the license. A similar release will be requested from the NJDEP.

     In addition, the plan relating to non-radiological cleanup and clearance of the soil has been approved by the NJDEP and is expected to be implemented in the second quarter of 2001. Following completion, the Company expects to receive the necessary releases from the NJDEP, and the sale of this final parcel of the property will be closed under the existing sales contract for about $295,000.

     The Company's plan to resolve groundwater issues has not yet been approved by the NJDEP. Further testing completed in 2000 resulted in increased estimates of the range of costs to be incurred. These costs will be incurred over an extended number of years. In calculating and accruing these costs, the Company has discounted the costs to the present value. The sale of the property is expected to proceed in the next few months with the Company retaining responsibility for the groundwater-related activities.

     While making this progress to complete clearance of the property, Prometcor incurred greater than anticipated costs primarily due to the greater quantity of soil removed and disposed of at a licensed disposal facility, increased estimates of future groundwater-related activities, and an extended period of time to complete clearance. Because of these increases in costs incurred and anticipated, Prometcor accrued additional costs of $645,000 in the fourth quarter of 2000.

     Since the termination of Prometcor's business operations in 1990, the total costs and expenses related to the discontinued operations, less the expected gain from the eventual sale of Prometcor's assets, have been estimated, based on the latest available information, to be about $7,170,000. These estimated costs and expenses consist of: Prometcor's expenses for the completion of compliance with the NJDEP and NRC environmental regulations; the termination of Prometcor's business operations; environmental consulting costs, legal and other professional fees; and costs for the maintenance of the Prometcor property, including insurance and taxes. These costs and expenses, net of deferred income tax benefits, have been charged against the Company's Loss from Discontinued Operations and Net Earnings (Loss) between the beginning of 1990 and year end 2000. The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2000, was based, in accordance with normal accounting practices, on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is approximately $600,000 above the lower limit.

     The full extent of the costs and time required for completion is not determinable until the remediation and confirmatory testing of the properties have been completed and accepted by the NJDEP and NRC.

     In the second half of 1999, the Company filed a lawsuit against several of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In the fourth quarter of 2000 and to date (February 27, 2001), the Company has reached settlement agreements with a few of the insurance carriers involved. To date, these settlements have totalled approximately $600,000. The Company, based on statements of its counsel in the matter, believes additional recoveries are probable. Based on the settlements to date and probable future recoveries, in the fourth quarter of 2000, Prometcor recognized insurance recovery income, a total of about $1,000,000 less related costs of $355,000. In addition, according to statements by the Company's counsel, the Company has a reasonable possibility of obtaining a sizable recovery beyond the amount recognized in the fourth quarter of 2000.

1999 Compared to 1998

     The Company's Net Sales increased in 1999 by 7% to $24,696,000 from $23,173,000 in 1998.

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

     Net Sales of consumer products at Ronson Consumer Products increased by 2% in 1999 compared to 1998 primarily due to the 73% increase in sales of Ronii and Windii lighters in 1999. This increase was partially offset by a $230,000 sales reduction related to the Ronson-Canada ignitor matter discussed above.

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

     Net Sales at Ronson Aviation increased by 15% in 1999 from 1998, primarily due to increased aircraft sales.

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

     Other-Net was lower in 1999 than in 1998 primarily because 1998's Other-Net included costs accrued in the amount of $110,000 related to the Company's offer to settle the California Superfund Site matter.

     The Income Tax Provisions (Benefits)-Net increased by $238,000 from 1998 to 1999. The year 1998 included deferred income tax benefits of $170,000, and the year 1999 included deferred income tax expenses of $53,000, a combined increase in expenses of $223,000 in 1999.

Discontinued Operations

     In 1999 Prometcor made substantial progress in the environmental clearance of the Prometcor property in Newark, N.J. In the first quarter of 1999, Prometcor received NRC license amendments and NJDEP releases to allow the demolition of the major buildings on the site. The buildings were demolished and removed in the first through the third quarters of 1999. During the third and fourth quarters of 1999, Prometcor completed excavation of contaminated material in one of the two remaining parcels of the property. Completion of this excavation resolved a significant uncertainty as to the volume of contaminated material below the ground level of the concrete floor of the buildings.

     While making this progress to complete clearance of the property, Prometcor incurred greater than anticipated costs primarily due to a significant increase in the required excavation and testing of the soil beneath the concrete floors of the buildings. Prometcor also expects to incur higher costs than previously anticipated to dispose of the excavated soil due to the larger quantity of soil. In addition, the extended period of time to complete clearance has resulted in increased costs. Because of these increases in costs incurred and anticipated, Prometcor took additional accruals of $763,000 in 1999.

INCOME TAXES

     In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 1998, the Company recognized deferred income tax benefits of $727,000, as the result of reductions in the valuation allowance related to the Company's deferred income tax assets and to accrual of costs related to discontinued operations. In 2000 and 1999 the Company recognized deferred income tax expenses of $236,000 and $53,000, respectively, related to continuing operations primarily due to the Earnings from Continuing Operations before Taxes. The Company recognized deferred income tax benefits related to discontinued operations of $277,000 in 1999 as the result of the accruals of costs related to the discontinued operations.

     Current income taxes in the years ended December 31, 2000 and 1998, of $375,000 and $108,000, respectively, were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2000, 1999, and 1998, current income tax expenses were as follows:

                                            Year Ended December 31,
                                            2000     1999     1998
                                            ----     ----     ----

                           Federal          $  8     $  -     $  -
                           State               8       45       30
                                            ----     ----     ----
                             Total          $ 16     $ 45     $ 30
                                            ====     ====     ====

     At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,970,000 and alternative minimum tax credit carryforwards of $70,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION

     The Company's Stockholders' Equity improved to $2,859,000 at December 31, 2000, from $2,420,000 at December 31, 1999. The improvement of $439,000 in 2000
Stockholders' Equity was primarily due to the proceeds of $569,000 from the sale of newly issued restricted common stock of the Company in March 2000 and to the Net Earnings in 2000 of $434,000. These increases were partially offset by a reduction due to a loss, net of related income tax benefits, in the Minimum Pension Liability Adjustment component of Accumulated Other Comprehensive Loss. The Company's deficiency in working capital was reduced to $1,147,000 at December 31, 2000, as compared to a deficiency of $3,168,000 at December 31, 1999. The improvement of $2,021,000 in working capital was primarily due to: 1) the Company's Net Earnings in 2000, 2) $672,000 from the refinancing of certain long-term aircraft loans by Ronson Aviation described in more detail below, and
3) the proceeds from the sale of stock referred to above.

     The Company's finished goods inventories were reduced to $1,605,000 at December 31, 2000, from $3,572,000 at December 31, 1999, primarily due to lower aircraft inventory at Ronson Aviation. The Ronson Aviation aircraft inventory had increased in the fourth quarter of 1999 primarily because three new aircraft were delivered to Ronson Aviation in December 1999 which represented the new aircraft delivery schedule for all of 1999. The supplier of these aircraft had experienced difficulties in production, delaying the deliveries to Ronson Aviation. In the first quarter of 2000, two of the three 1999 aircraft with an inventory value of $1,212,000 were returned to the supplier at no cost to Ronson Aviation. As a result of the reduced aircraft inventory, the short-term debt related to aircraft inventory decreased by $1,854,000 in 2000.

     Accounts payable were reduced by $557,000 in 2000 to $2,167,000 at December 31, 2000, primarily due to the timing of purchases and payments and to the usage of a portion of the proceeds from the sale of restricted stock discussed above. Cash increased from changes in accounts payable in 1999 and 1998 primarily due to differences in timing of purchases and payments.

     In July 2000 Summit Bank and Ronson Aviation refinanced two charter aircraft with long-term debt totalling $800,000, payable over five years with a final payment of $400,000 on August 25, 2005. The new loans refinanced notes payable with a balance of $463,000 at August 25, 2000, and provided approximately $337,000 in additional funds. The refinanced notes had been due to expire in October 2000.

     Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2000, Ronson Consumer Products had unused borrowings available at December 31, 2000 of about $365,000 under the Summit and Canadian Imperial Bank of Commerce lines of credit. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $257,000 under the Summit line of credit at December 31, 2000.

     The increase in Current Assets of Discontinued Operations in 2000 was primarily due to the recognition of a receivable for the insurance recovery discussed above. The increase in Current Liabilities of Discontinued Operations in 2000 was primarily due to the accrual of additional expected environmental costs at Prometcor, as described above, and to the accrual of costs related to the insurance recovery income.

     In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site. Although the USEPA's Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $60,000, the Company's final contribution is not yet determinable. The Company has accrued the amount of its offer and related expenses.

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

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants in the years ended December 31, 2000, 1999, and 1998.

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

     The following table indicates certain information about the Company's seven
(7) directors:

                                                   Positions and Offices
                                                       with Company
                                                   Presently Held (other
                                                   than that of Director);
                              Period               Business Experience
                              Served    Term as    During Past Five Years
                                as      Director   (with Company unless
Name of Director      Age     Director  Expires    otherwise noted)
-------------------   ---     --------  -------    ------------------------
Louis V. Aronson II   78       1952-      2002     President & Chief
                              Present              Executive Officer; Chairman
                                                   of Executive Committee;
                                                   Member of Nominating
                                                   Committee.

Robert A. Aronson     51       1993-      2001     Member of Audit Committee;
                              Present              Managing Member of
                                                   Independence Leather, L.L.C.,
                                                   Mountainside, NJ, the
                                                   principal business of which
                                                   is the import of leather
                                                   products, May 1996 to
                                                   present;  Senior Vice
                                                   President/Chief   Financial
                                                   Officer  of  Dreher,  Inc.,
                                                   Newark, NJ, the  principal
                                                   business of which was the
                                                   manufacture and import of
                                                   leather products, October
                                                   1987 to May 1996; son of the
                                                   President & Chief Executive
                                                   Officer of the Company.

Erwin M. Ganz         71       1976-      2001     Chairman of Audit
                              Present              Committee; Member of
                                                   Executive Committee and
                                                   Nominating Committee;
                                                   Consultant for the Company,
                                                   1994 to present; Executive
                                                   Vice President-Industrial
                                                   Operations, 1975 to 1993;
                                                   Chief Financial Officer, 1987
                                                   to 1993.

I. Leo Motiuk         55     December     2002     Attorney; Former partner
                              1999 -               in Shanley Fisher, P.C.,
                             Present               Attorneys at Law, Morris-
                                                   town, NJ.

                                                   Positions and Offices
                                                       with Company
                                                   Presently Held (other
                                                   than that of Director);
                              Period               Business Experience
                              Served    Term as    During Past Five Years
                                as      Director   (with Company unless
Name of Director      Age     Director  Expires    otherwise noted)
-------------------   ---     --------  -------    ------------------------
Gerard J. Quinnan      72      1996-     2003      Consultant for the Company,
                              Present              1990 to present; Vice
                                                   President-General Manager of
                                                   Ronson Consumer Products
                                                   Corporation, 1981 to 1990.

Justin P. Walder       65      1972-     2001      Secretary; Assistant Cor-
                              Present              poration Counsel; Member of
                                                   Executive Committee and
                                                   Nominating Committee;
                                                   Principal in Walder, Sondak
                                                   & Brogan, P.A., Attorneys
                                                   at Law, Roseland, NJ.

 Saul H. Weisman       75      1978-     2003      Member of Executive
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

     The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2002:

                                                 Positions and Offices
                               Period Served        with Company;
       Name            Age      as Officer       Family Relationships
-------------------    ---     -------------     ---------------------
Louis V. Aronson II    78         1953-       President & Chief Executive
                                 Present      Officer; Chairman of Executive
                                              Committee; Director.

Daryl K. Holcomb       50         1996-       Vice President & Chief Financial
                                 Present      Officer, Controller and Treasurer.

                                1993-1996     Chief Financial Officer,
                                              Controller and Treasurer;

                                1988-1993     Controller and Treasurer; None.

Justin P. Walder       65         1989-       Secretary;
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

Item 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table presents compensation information for the years ended December 31, 2000, 1999, and 1998, for the Chief Executive Officer and the other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                             Long-Term
                                                             Compensa-   All
                                      Annual Compensation      tion     Other
        Name and                      -------------------    --------- Compen-
        Principal                     Salary        Bonus    Options/  sation
        Position              Year     ($)         ($)(1)    SARS (#)  ($)(2)
        ---------             ----    -------      ------    --------  -------
    Louis V. Aronson II       2000   $566,466     $47,990       --    $13,150
        President & Chief     1999    529,408      42,484    7,500     12,950
        Executive Officer     1998    494,773      51,535       --     11,204

    Daryl K. Holcomb          2000    148,500      17,293       --      3,266
        Vice President &      1999    138,500      14,800    4,500      3,119
        Chief Financial       1998    127,500      17,929       --      2,805
        Officer, Controller
        and Treasurer

    Justin P. Walder          2000     80,104          --       --      1,602
        Secretary &           1999     77,708          --    2,000      1,554
        Assistant Corporation 1998     74,583          --       --      1,492
        Counsel


Footnotes

(1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes.

(2) In 2000 All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $3,400; Mr. Holcomb, $3,266; and Mr. Walder, $1,602); and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $9,750).


OPTION GRANTS IN LAST FISCAL YEAR

     None.

AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

     The following table summarizes, for each of the named executive officers, options exercised during the year and the number of stock options unexercised at December 31, 2000. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

                                                                 Value of
                                          Number of            In-the-Money
                 Number of            Unexercised Options       Options at
                  Shares               at FY-End (2) (4)        FY-End (3)
                 Acquired             -------------------  -------------------
                    on     Value (1)  Exercis- Unexercis-  Exercis- Unexercis-
      Name       Exercise  Realized     able      able       able      able
      ----      ---------  ---------  -------- ----------  -------- ----------
L.V. Aronson II     --     $   --     30,000        --     $   --   $   --
D.K. Holcomb     5,500      2,577     14,500        --         --       --
J.P. Walder         --         --      7,000        --         --       --

Footnotes

(1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

(2) The options held by the named executive officers at December 31, 2000, are exercisable at any time and expire on June 26, 2001, and December 7, 2004.

(3) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 2000, to the option prices.

(4) The exercise prices of the options held at December 31, 2000, were as follows:

                                      Number        Exercise Price
                                     --------       --------------

          L.V. Aronson II             22,500         $ 3.1625
                                       7,500           2.68125

          D.K. Holcomb                10,000           2.875
                                       4,500           2.4375

          J.P. Walder                  5,000           2.875
                                       2,000           2.4375

LONG-TERM INCENTIVE PLANS

     None.

COMPENSATION OF DIRECTORS

     Directors who are not officers of the Company receive an annual fee of $8,500 and, in addition, are compensated at the rate of $650 for each meeting of the Company's Board of Directors actually attended and $400 for each meeting of a Committee of the Company's Board of Directors actually attended. Officers receive no compensation for their services on the Board or on any Committee. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 2002, which is cancellable at any time by either party with 180 days notice and, effective January 1, 2001, provides compensation at the annual rate of $87,500 for the years ending December 31, 2001 and 2002, plus participation in the Company's health and life insurance plans and the use of an automobile. In the year ended December 31, 2000, Mr. Ganz was compensated $83,000 for his services. Mr. Quinnan has a consulting agreement with the Company for the period ending December 31, 2002, which is cancellable at any time by either party with 60 days notice. The agreement provides that Mr. Quinnan perform consulting services for the Company, Ronson Consumer Products, and Prometcor at a specified daily rate. In 2000, Mr. Quinnan was compensated $41,088 for his services and was provided the use of an automobile.

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

     Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

 Name and Address
  of Beneficial                     Title of   Beneficially    Percent of
     Owner                           Class        Owned          Class
-----------------                   --------  --------------  ------------
 Louis V. Aronson II                 Common   865,899 (1)(2)  24.8% (1)(2)
    Campus Drive
    P.O. Box 6707
    Somerset, New Jersey 08875

 Ronson Corporation Retirement
 Plan                                Common   171,300 (2)      5.0% (2)
    Campus Drive
    P.O. Box 6707
    Somerset, New Jersey 08875

 Carl W. Dinger III                  Common   413,666 (3)     12.0% (3)
    7 Lake Trail West
    Morristown, New Jersey 07960

 Steel Partners II, L.P.             Common   316,199 (4)      9.2% (4)
    750 Lexington Avenue
    27th Floor
    New York, New York  10022

 Howard M. Lorber                    Common   269,340 (5)      7.8% (5)
    70 East Sunrise Highway
    Valley Stream, New York  11581

(1) Includes 30,000 shares of unissued common stock issuable to Mr. L.V. Aronson upon exercise of stock options held by Mr. L.V. Aronson under the Ronson Corporation 1996 Incentive Stock Option Plan.

(2)  The  Ronson  Corporation   Retirement  Plan  ("Retirement   Plan")  is  the
     beneficial owner of 171,300 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,037,199 shares, or 29.8% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 200,942 shares, or 5.8% of the class. The Retirement Plan's holdings were reported in 1988 on
     Schedule 13G, as amended September 22, 1997.

(3) 413,666 common shares owned directly. This information was provided to the Company by Mr. Dinger. Mr. Dinger has provided the Company's Board of Directors with an irrevocable proxy to vote these shares (refer to "Transactions with Management and Others" in Item 12 below).

(4) 316,199 common shares owned by Steel Partners II, L.P. Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D filed with the SEC by Steel Partners II, L.P., and Mr. Lichtenstein.

(5) 269,340 common shares owned directly by Mr. Lorber. This information was obtained from a Schedule 13D filed with the SEC on January 27, 2000 by Mr. Lorber.

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

        Name of Individual or    Amount and Nature of       Percent of
          Identity of Group     Beneficial Ownership(2)       Class
        ---------------------   -----------------------     ----------
        Louis V. Aronson II           865,899 (3)              24.8%
        Robert A. Aronson               6,995                   (1)
        Erwin M. Ganz                  29,642 (3)               (1)
        I. Leo Motiuk                     500                   (1)
        Gerard J. Quinnan               3,500                   (1)
        Justin P. Walder               50,003                   1.4%
        Saul H. Weisman                15,343                   (1)
        Daryl K. Holcomb               37,770                   1.1%

        All Directors and
        Officers as a group
        (nine (9) individuals
        including those named
        above)                      1,014,352                  28.9%

(1)  Shares owned beneficially are less than 1% of total shares outstanding.

(2) Shares listed as owned beneficially include 55,000 shares subject to option under the Ronson Corporation 1996 Incentive Stock Option Plan as follows:

                                          Common Shares
                                           Under Option
                                          -------------
         Louis V. Aronson II                 30,000
         Justin P. Walder                     7,000
         Daryl K. Holcomb                    14,500

         All Directors and Officers
         as a group (nine (9)
         individuals including
         those named above)                  55,000

(3) Does not include 171,300 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,037,199 shares, or 29.8% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 200,942 shares, or 5.8% of the class.

(c)  Changes in control.

     The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with management and others.

     During the year ended December 31, 2000, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $82,077. A greater than 10% shareholder of Michael Graphics, Inc. is the son-in-law of the Company's President.

     During the year ended  December 31,  2000,  the  Company,  Ronson  Consumer
Products, Ronson Aviation and Prometcor retained the firm of Walder, Sondak & Brogan, P.A., Attorneys at Law, to perform legal services in the amount of $40,787. Justin P. Walder, a principal in that firm, is a director and officer of the Company.

     In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a 5% shareholder of the Company. The agreement provides that Mr. Dinger will perform certain consulting services for the Company for a period of 18 months expiring on April 7, 2000, at a fee of $4,500 per month. On March 6, 2000, the Company and Mr. Dinger entered into a new consulting agreement to be effective upon the expiration date of the original agreement. The new agreement provides that Mr. Dinger will continue to perform consulting services for the Company for a period of 48 months at a fee of $7,000 per month. During the year ended December 31, 2000, Mr. Dinger was compensated $76,500 under the agreement.

     In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. The cost of the option was $5,500 per month for the period of the option or until exercised. On March 6, 2000, Mr. Dinger granted a new option to the Company, to purchase the 413,666 shares of the Company's common stock now held by Mr. Dinger. The option is for a period of 48 months. The exercise price of the option is $5.25 per share for the first two years, and the option price in the second two year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. On March 6, 2000, Mr. Dinger notified the Company that he would purchase 227,500 shares of newly issued restricted common stock of the Company at the price of $2.50 per share or market (as determined March 6, 2000), whichever is higher. The sale was completed on March 23, 2000. The Company incurred a cost for the option of $52,500 during the year ended December 31, 2000.

(d) Transactions with promoters.

    Not applicable.

Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of exhibits, as applicable.

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

     For further information on Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 2000, filed with this report pursuant to Item 7, which is incorporated herein by reference.

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

     The Ronson Corporation Notice of Meeting of Stockholders held on December 5, 2000, and Proxy Statement was filed on November 3, 2000, and is incorporated herein by reference.

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

     (99) Additional exhibits.

          (a) Report of Inspectors of Election from the Ronson Corporation Annual Meeting of Stockholders on December 5, 2000.

(b)  Reports on Form 8-K filed in the fourth quarter of 2000.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RONSON CORPORATION



   Dated:  March 12, 2001           By:  /s/ Louis V. Aronson II
                                    ------------------------------------
                                    Louis V. Aronson II, President and
                                    Chief Executive Officer and Director


   Dated:  March 12, 2001           By:  /s/ Daryl K. Holcomb
                                    ------------------------------------
                                    Daryl K. Holcomb, Vice President &
                                    Chief Financial Officer, Controller
                                    and Treasurer


   Dated:  March 12, 2001           By:  /s/ Justin P. Walder
                                    ------------------------------------
                                    Justin P. Walder, Secretary and
                                    Director


   Dated:  March 12, 2001           By:  /s/ Robert A. Aronson
                                    ------------------------------------
                                    Robert A. Aronson, Director


   Dated:  March 12, 2001           By:  /s/ Erwin M. Ganz
                                    ------------------------------------
                                    Erwin M. Ganz, Director


   Dated:  March 12, 2001           By:  /s/  I. Leo Motiuk
                                    ------------------------------------
                                    I. Leo Motiuk, Director


   Dated:  March 12, 2001           By: /s/ Gerard J. Quinnan
                                    ------------------------------------
                                    Gerard J. Quinnan, Director


   Dated:  March 12, 2001           By: /s/ Saul H. Weisman
                                    ------------------------------------
                                    Saul H. Weisman, Director

                          ANNUAL REPORT ON FORM 10-KSB

                                     ITEM 7

                              FINANCIAL STATEMENTS


                          YEAR ENDED DECEMBER 31, 2000




                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS


     The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 7:


     Consolidated Balance Sheets - December 31, 2000 and 1999

     Consolidated Statements of Operations - Years Ended
              December 31, 2000, 1999 and 1998

     Consolidated  Statements  of  Changes in  Stockholders'  Equity - Years
              Ended December 31, 2000, 1999 and 1998

     Consolidated  Statements of Cash Flows - Years Ended December 31, 2000,
              1999 and 1998

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ronson Corporation

We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ronson Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
February 27, 2001

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands


                                     ASSETS
                                     ------                      December 31,
                                                                 ------------
                                                               2000        1999
                                                               ----        ----
CURRENT ASSETS:
Cash and cash equivalents ................................   $    81     $   187
Accounts receivable, less allowances for doubtful accounts
  of: 2000, $40 and 1999, $57 ............................     2,102       2,003

Inventories:
  Finished goods .........................................     1,605       3,572
  Work in process ........................................       107          91
  Raw materials ..........................................       404         371
                                                             -------     -------
                                                               2,116       4,034
Other current assets .....................................       828         786

Current assets of discontinued operations ................     1,339         562
                                                             -------     -------
      TOTAL CURRENT ASSETS ...............................     6,466       7,572





PROPERTY, PLANT AND EQUIPMENT:
Land .....................................................        19          19
Buildings and improvements ...............................     4,570       4,374
Machinery and equipment ..................................     8,199       7,929
Construction in progress .................................        59          70
                                                             -------     -------
                                                              12,847      12,392

Less accumulated depreciation and amortization ...........     7,101       6,446
                                                             -------     -------
                                                               5,746       5,946



INTANGIBLE PENSION ASSETS ................................       139         193


OTHER ASSETS .............................................     1,435       1,370


OTHER ASSETS OF DISCONTINUED OPERATIONS ..................     1,574       1,811


                                                             -------     -------
                                                             $15,360     $16,892
                                                             =======     =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands (except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------                           December 31,
                                                                                     ------------
                                                                                  2000           1999
                                                                                  ----           ----
CURRENT LIABILITIES:
Short-term debt ..........................................................      $  1,697       $  3,910
Current portion of long-term debt ........................................           453            820
Current portion of lease obligations .....................................            27             96
Accounts payable .........................................................         2,167          2,724
Accrued expenses .........................................................         1,701          1,846
Current liabilities of discontinued operations ...........................         1,568          1,344
                                                                                --------       --------
     TOTAL CURRENT LIABILITIES ...........................................         7,613         10,740

LONG-TERM DEBT ...........................................................         3,689          3,425

LONG-TERM LEASE OBLIGATIONS ..............................................           106             68

PENSION OBLIGATIONS ......................................................           840             31

OTHER LONG-TERM LIABILITIES ..............................................            34             35

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS .........................           219            173

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares:
  12% cumulative convertible, $0.01 stated value;
  outstanding, 2000 and 1999, 35,918 .....................................            --             --

Common stock par value $1
                                           2000            1999
                                           ----            ----
     Authorized shares...............   11,848,106      11,848,106
     Reserved shares.................      140,118         145,368
     Issued (including treasury).....    3,518,735       3,260,107                 3,519          3,260


Additional paid-in capital ...............................................        29,270         28,941
Accumulated deficit ......................................................       (27,202)       (27,636)
Accumulated other comprehensive loss .....................................        (1,132)          (551)
                                                                                --------       --------
                                                                                   4,455          4,014
Less cost of treasury shares:
  2000, 63,222 and 1999, 62,378 ..........................................         1,596          1,594
                                                                                --------       --------
  TOTAL STOCKHOLDERS' EQUITY .............................................         2,859          2,420
                                                                                --------       --------
                                                                                $ 15,360       $ 16,892
                                                                                ========       ========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
Dollars in thousands (except per share data)

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                    2000          1999            1998
                                                                    ----          ----            ----
NET SALES ..................................................      $ 28,008      $ 24,696       $ 23,173
                                                                  --------      --------       --------
Cost and expenses:
  Cost of sales ............................................        18,073        15,230         13,865
  Selling, shipping and advertising ........................         3,915         3,895          3,586
  General and administrative ...............................         3,779         3,791          3,840
  Depreciation and amortization ............................           683           582            532
                                                                  --------      --------       --------
                                                                    26,450        23,498         21,823
                                                                  --------      --------       --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INTEREST AND OTHER ITEMS .................................         1,558         1,198          1,350
                                                                  --------      --------       --------
Other expense:
  Interest expense .........................................           729           664            645
  Other-net ................................................           151           144            185
                                                                  --------      --------       --------
                                                                       880           808            830
                                                                  --------      --------       --------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ......................................           678           390            520

Income tax provisions (benefits)-net .......................           244            98           (140)
                                                                  --------      --------       --------
EARNINGS FROM CONTINUING OPERATIONS ........................           434           292            660

Loss from discontinued operations (net of tax
  benefits of: 1999, $277 and 1998, $557) ..................            --          (486)          (949)
                                                                  --------      --------       --------

NET EARNINGS (LOSS) ........................................      $    434      $   (194)      $   (289)
                                                                  ========      ========       ========

EARNINGS (LOSS) PER COMMON SHARE:

Basic:
  Earnings from continuing operations ......................      $   0.13      $   0.09      $    0.20
  Loss from discontinued operations ........................            --         (0.15)         (0.30)
                                                                  --------      --------      ---------
  Net earnings (loss) ......................................      $   0.13      $  (0.06)     $   (0.10)
                                                                  ========      ========      =========
Diluted:
  Earnings from continuing operations ......................      $   0.13      $   0.09      $    0.20
  Loss from discontinued operations ........................            --         (0.15)         (0.30)
                                                                  --------      --------      ---------
  Net earnings (loss) ......................................      $   0.13      $  (0.06)     $   (0.10)
                                                                  ========      ========      =========


See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
For the Years Ended December 31, 2000, 1999 and 1998
Dollars in thousands

                                                                                                                  Accumulated
                                   12% Cumulative                    Additional                                      Other
                                     Convertible                      Paid-in      Accumulated    Comprehensive  Comprehensive
                                   Preferred Stock   Common Stock     Capital        Deficit      Income (Loss)       Loss
                                   ---------------   ------------    ----------    -----------    -------------  -------------
Balance at December 31, 1997           $   --         $    3,226     $   28,991    $  (27,153)                     $     (989)
                                       ------         ----------     ----------    ----------                      ----------
Net loss - 1998                                                                          (289)      $     (289)
                                                                                                    ----------
Translation adjustment                                                                                     (35)
Pensions, net of tax                                                                                       334
                                                                                                    ----------
Other comprehensive income                                                                                 299            299
                                                                                                    ----------
Comprehensive income                                                                                $       10
                                                                                                    ==========
Shares issued for:
  Stock options exercised                                     14              3
  Other                                                       20             30
Stock option purchased                                                      (17)
                                       ------         ----------     ----------    ----------                      ----------
Balance at December 31, 1998               --              3,260         29,007       (27,442)                           (690)
                                       ------         ----------     ----------    ----------                      ----------
Net loss - 1999                                                                          (194)      $     (194)
                                                                                                    ----------
Translation adjustment                                                                                      15
Pensions, net of tax                                                                                       124
                                                                                                    ----------
Other comprehensive income                                                                                 139            139
                                                                                                    ----------
Comprehensive loss                                                                                  $      (55)
                                                                                                    ==========
Stock option purchased                                                      (66)
                                       ------        -----------     ----------    ----------                      ----------
Balance at December 31, 1999               --              3,260         28,941       (27,636)                           (551)
                                       ------        -----------     ----------    ----------                      ----------
Net earnings - 2000                                                                       434       $      434
                                                                                                    ----------
Translation adjustment                                                                                     (16)
Pensions, net of tax                                                                                      (565)
                                                                                                    ----------
Other comprehensive loss                                                                                  (581)          (581)
                                                                                                    ----------
Comprehensive loss                                                                                  $     (147)
                                                                                                    ==========
Shares issued for:
  Sale of restricted stock                                   228            341
  Stock options exercised                                      5              2
  Other                                                       26             39
Stock option purchased                                                      (53)
Treasury shares
                                      -------        -----------     ----------    --------                        ----------
Balance at December 31, 2000          $    --        $     3,519     $   29,270    $(27,202)                       $   (1,132)
                                      =======        ===========     ==========    ========                        ==========

                                     Treasury Stock
                                        (at cost)           Total
                                     --------------         -----
Balance at December 31, 1997            $  (1,594)        $   2,481
                                       ----------         ---------
Net loss - 1998                                                (289)

Translation adjustment
Pensions, net of tax

Other comprehensive income                                      299

Comprehensive income

Shares issued for:
  Stock options exercised                                        17
  Other                                                          50
Stock option purchased                                          (17)
                                        ---------         ---------
Balance at December 31, 1998               (1,594)            2,541
                                        ---------         ---------
Net loss - 1999                                                (194)

Translation adjustment
Pensions, net of tax

Other comprehensive income                                      139

Comprehensive loss

Stock option purchased                                          (66)
                                        ---------         ---------
Balance at December 31, 1999               (1,594)            2,420
                                        ---------         ---------
Net earnings - 2000                                             434

Translation adjustment
Pensions, net of tax

Other comprehensive loss                                       (581)

Comprehensive loss

Shares issued for:
  Sale of restricted stock                                      569
  Stock options exercised                                         7
  Other                                                          65
Stock option purchased                                          (53)
Treasury shares                                (2)               (2)
                                       ----------        ----------
Balance at December 31, 2000           $   (1,596)       $    2,859
                                       ==========        ==========


                                                       SHARE ACTIVITY
                                    ----------------------------------------------------
                                    12% Cumulative
                                      Convertible
                                    Preferred Stock     Common Stock      Treasury Stock
                                    ---------------     ------------      --------------
Balance at December 31, 1997           36,518             3,225,607          62,332
Shares issued for:
  Stock options exercised                                    13,900
  Other                                                      20,000
Treasury Shares                                                                  33
                                       ------             ---------          ------
Balance at December 31, 1998           36,518             3,259,507          62,365
Conversion                               (600)                  600
Treasury Shares                                                                  13
                                       ------             ---------          ------
Balance at December 31, 1999           35,918             3,260,107          62,378
Shares issued for:
  Sale of restricted stock                                  227,500
  Stock options exercised                                     5,500
  Other                                                      25,628
Treasury Shares                                                                 844
                                       ------             ---------          ------
Balance at December 31, 2000           35,918             3,518,735          63,222
                                       ======             =========          ======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Dollars in thousands


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                   2000             1999             1998
                                                                   ----             ----             ----
Cash Flows from Operating Activities:
Net earnings (loss) ....................................         $   434          $  (194)         $  (289)
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization .......................             683              582              532
   Deferred income tax provisions (benefits) ...........             236             (224)            (727)
   Increase (decrease) in cash from changes in:
      Accounts receivable ..............................             (99)            (226)              88
      Inventories ......................................           1,918           (1,350)             426
      Other current assets .............................             (40)              80              (93)
      Accounts payable .................................            (557)             783              417
      Accrued expenses .................................              25               66               21
   Net change in pension-related accounts ..............              (2)             (95)             209
   Other ...............................................               5              (24)             (54)
   Discontinued operations .............................            (416)            (435)             864
                                                                 -------          -------          -------
      Net cash provided by (used in)
         operating activities ..........................           2,187           (1,037)           1,394
                                                                 -------          -------          -------
Cash Flows from Investing Activities:
      Net cash used in investing activities,
         capital expenditures ..........................            (396)            (652)            (845)
                                                                 -------          -------          -------

Cash Flows from Financing Activities:
Proceeds from long-term debt ...........................             337              629              489
Proceeds from short-term debt ..........................           1,217            2,595            1,085
Proceeds from issuance of common stock .................             576               --               67
Payments of long-term debt .............................            (440)            (425)            (377)
Payments of long-term lease obligations ................            (104)            (109)             (93)
Payments of short-term debt ............................          (3,430)            (894)          (1,589)
Other ..................................................             (53)             (66)             (17)
                                                                  ------           ------           ------
      Net cash provided by (used in)
         financing activities ..........................          (1,897)           1,730             (435)
                                                                 -------          -------          -------
Net increase (decrease) in cash ........................            (106)              41              114

Cash at beginning of year ..............................             187              146               32
                                                                 -------          -------          -------

Cash at end of year ....................................         $    81          $   187          $   146
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

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

         Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. The book values of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

         Research  and  Development  Costs - Costs of  research  and new product development are charged to operations as incurred and amounted to approximately $288,000, $232,000 and $164,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Advertising Costs - Costs of advertising are expensed as incurred and amounted to approximately $432,000, $476,000 and $295,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                            Year Ended December 31, 2000
                                                                   Per Share
                                         Earnings     Shares        Amount
                                         --------     ------       ---------
Earnings from continuing
  operations .....................       $ 434
Less accrued dividends on
  preferred stock ................          (8)
                                         -----
Continuing operations ............         426        3,401       $   0.13
Loss from discontinued operations           --        3,401             --
                                         -----                    --------
  BASIC ..........................       $ 426        3,401       $   0.13
                                         =====        =====       ========

Effect of dilutive securities (1):
  Stock options ..................                       --
  Cumulative convertible
   preferred stock ...............          --           --
                                         -----        -----
Continuing operations ............       $ 426        3,401       $   0.13
Loss from discontinued operations           --        3,401             --
                                         -----                    --------
  DILUTED ........................       $ 426        3,401       $   0.13
                                         =====        =====       ========


                                              Year Ended December 31, 1999
                                            Earnings                 Per Share
                                             (Loss)      Shares       Amount
                                            --------     ------      ---------
Earnings from continuing
  operations .....................          $ 292
Less accrued dividends on
  preferred stock ................             (8)
                                            -----
Continuing operations ............            284        3,198       $   0.09
Loss from discontinued operations            (486)       3,198          (0.15)
                                            -----                    --------
  BASIC ..........................          $(202)       3,198       $  (0.06)
                                            =====        =====       ========
Effect of dilutive securities (1):
  Stock options ..................                          --
  Cumulative convertible
   preferred stock ...............             --           --
                                            -----        -----
Continuing operations ............            284        3,198       $   0.09
Loss from discontinued operations            (486)       3,198          (0.15)
                                            -----                    --------
  DILUTED ........................          $(202)       3,198       $  (0.06)
                                            =====        =====       ========

                                               Year Ended December 31, 1998
                                            Earnings                  Per Share
                                             (Loss)     Shares         Amount
                                            --------    ------        ---------
Earnings from continuing
  operations .....................          $ 660
Less accrued dividends on
  preferred stock ................             (8)
                                            -----
Continuing operations ............            652        3,183       $   0.20
Loss from discontinued operations            (949)       3,183          (0.30)
                                            -----                    --------
  BASIC ..........................          $(297)       3,183       $  (0.10)
                                            =====        =====       ========
Effect of dilutive securities (1):
  Stock options ..................                          --
  Cumulative convertible
   preferred stock ...............             --           --
                                            -----        -----
Continuing operations ............            652        3,183       $   0.20
Loss from discontinued operations            (949)       3,183          (0.30)
                                            -----                    --------
  DILUTED ........................          $(297)       3,183       $  (0.10)
                                            =====        =====       ========


     (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for all the years presented, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings (Loss) per Common Share.

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

         At December 31, 2000, the Company had outstanding 35,918 shares of preferred stock and 3,455,513 shares of common stock.

         Reclassification - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

     Note 2.  DISCONTINUED OPERATIONS:

         The Loss from Discontinued Operations included the costs recorded by the Company related to the discontinuance of Prometcor as follows (in thousands):

                                               Year Ended December 31,
                                              2000        1999      1998
                                              ----        ----      ----

        Insurance recovery income accrued,
          net.............................. $  645      $   --    $   --
        Discontinuance costs accrued.......    645         763     1,506
                                            ------      ------    ------
                                                --         763     1,506
        Deferred income tax benefit........     --        (277)     (557)
                                            ------      ------    ------
        Loss from Discontinued Operations.. $   --      $  486    $  949
                                            ======      ======    ======

          In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor. Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of the New Jersey Industrial Site Recovery Act ("ISRA"), administered by the New Jersey Department of Environmental Protection ("NJDEP"), and other applicable laws with the objective of selling the land and existing buildings previously used in the discontinued operations. The discontinuance of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license for the storage and use on site of a material used in a new product, the sales of which were minimal.

         The total costs and expenses related to the termination of Prometcor's business operations in 1990, less the expected gain from the eventual sale of Prometcor's assets, have been estimated, based on the latest available information, to be about $7,174,000. These estimated costs and expenses consist of: Prometcor's expenses for the completion of compliance with the NJDEP and NRC environmental regulations; the termination of Prometcor's business operations; environmental consulting costs, legal and other professional fees; and costs for the maintenance of the Prometcor property, including insurance and taxes. These costs and expenses, net of deferred income tax benefits, have been charged against the Company's Loss from Discontinued Operations and Net Earnings (Loss) between the beginning of 1990 and year end 2000. The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2000, was based on the lower limit of the range of costs as projected by the Company. The estimated upper limit of the range of costs is approximately $600,000 above the lower limit.

          The full extent of the costs and time  required for  completion is not
     determinable  until  the  remediation  and  confirmatory   testing  of  the
     properties have been completed and accepted by the NJDEP and NRC.

          In the second half of 1999, the Company filed a lawsuit against a number of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In the fourth quarter of 2000 and to date (February 27, 2001), the Company has reached settlement agreements with a few of the insurance carriers involved. To date, these settlements have totalled approximately $600,000. The Company, based on statements of its counsel in the matter, believes additional recoveries are probable. Based on the settlements to date and probable future recoveries, in the fourth quarter of 2000, Prometcor recognized insurance recovery income totalling about $1,000,000, less related costs of $355,000. In addition, according to statements by the Company's counsel, the Company has a reasonable possibility of obtaining a sizable recovery beyond the amount recognized in the fourth quarter of 2000.

         Prometcor is being accounted for as a discontinued operation, and, accordingly, its operating results are reported in this manner in all years presented in the accompanying Consolidated Statements of Operations and other related operating statement data.

         The assets and liabilities of Prometcor are reflected in the Consolidated Balance Sheets under assets and liabilities of discontinued operations. At December 31, 2000, Current Assets of Discontinued Operations consisted primarily of insurance settlements receivable and net deferred income tax assets, and Other Assets of Discontinued Operations consisted primarily of land and buildings and net deferred income tax assets of Prometcor. The Current Liabilities of Discontinued Operations at December 31, 2000, consisted principally of $1,330,000 of accrued costs related to the environmental compliance of Prometcor and accrued costs related to discontinuance of Prometcor.

     Note 3. INCOME TAXES:

         At December 31, 2000, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $4,970,000, expiring as follows: $20,000 in 2001; $1,750,000 in 2005 to 2007; $1,950,000 in 2010 to
     2012; and $1,250,000 in 2019. The Company also had available alternative minimum tax credit carryforwards of approximately $70,000.

         The income tax expenses (benefits) consisted of the following (in thousands):

                                                   Year Ended December 31,
                                                    2000     1999    1998
                                                    ----     ----    ----
   Current:
     Federal. . . . . . . . . . . . . . . . . . .  $   8    $  --   $  --
     State. . . . . . . . . . . . . . . . . . . .      8       45      30
                                                   -----    -----   -----
                                                      16       45      30
                                                   -----    -----   -----
   Deferred:
     Federal. . . . . . . . . . . . . . . . . . .    203     (181)   (498)
     State. . . . . . . . . . . . . . . . . . . .     33      (43)   (229)
                                                   -----    -----   -----
                                                     236     (224)   (727)
                                                   -----    -----   -----
                                                     252     (179)   (697)
   Allocated to discontinued operations . . . . .     --     (277)   (557)
                                                   -----    -----   -----
     Income tax expenses (benefits)-net . . . . .  $ 252    $  98   $(140)
                                                   =====    =====   =====

         Current income taxes in the years ended December 31, 2000 and 1998, of $375,000 and $108,000, respectively, were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with Statement of Financial Accounting Standards ("SFAS") #109.

         The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax expenses (benefits) was as follows (in thousands):

                                                   Year Ended December 31,
                                                    2000     1999    1998
                                                    ----     ----    ----
   Tax expense amount computed using
     statutory rate. . . . . . . . . . . . . . . . $ 231    $ 132   $ 177
   State taxes, net of federal benefit . . . . . .     5       30      20
   Operations outside the US . . . . . . . . . . .    --       23     (27)
   Recognition of deferred income tax assets:
     Federal . . . . . . . . . . . . . . . . . . .   203     (181)   (498)
     State . . . . . . . . . . . . . . . . . . . .    33      (43)   (229)
   Discontinued operations and other . . . . . . .  (220)     137     417
                                                   -----    -----   -----
     Income tax expenses (benefits)-net. . . . . . $ 252    $  98   $(140)
                                                   =====    =====   =====

         The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                December 31,
                                                                2000    1999
                                                                ----    ----
   Deferred income tax assets:
      Inventories, principally due to additional costs
        inventoried for tax purposes pursuant to the Tax
        Reform Act of 1986 and valuation  reserves for
        financial reporting purposes. . . . . . . . . . . . . $  104  $  118
      Compensated absences, principally due to accrual for
        financial reporting purposes. . . . . . . . . . . . .    130     129
      Compensation, principally due to accrual
        for financial reporting purposes. . . . . . . . . . .    119     103
      Accrual of projected environmental costs, principally
        related to Prometcor's compliance with NJDEP and NRC
        requirements. . . . . . . . . . . . . . . . . . . . .    403     409
      Net operating loss carryforwards. . . . . . . . . . . .  2,311   2,666
      Alternative minimum tax and investment tax credit
        carryforwards . . . . . . . . . . . . . . . . . . . .     69      72
      Unrecognized net loss on pension plan . . . . . . . . .    688     312
      Other . . . . . . . . . . . . . . . . . . . . . . . . .     62      79
                                                              ------  ------
        Total gross deferred income tax assets. . . . . . . .  3,886   3,888
        Less valuation allowance. . . . . . . . . . . . . . .    227     324
                                                              ------  ------
        Net deferred income tax assets. . . . . . . . . . . .  3,659   3,564
                                                              ------  ------
    Deferred income tax liabilities:
      Pension expense, due to contributions in excess of
        net accruals. . . . . . . . . . . . . . . . . . . . .    492     504
      Other . . . . . . . . . . . . . . . . . . . . . . . . .    109     142
                                                              ------  ------
        Total gross deferred income tax liabilities . . . . .    601     646
                                                              ------  ------
        Net deferred income taxes . . . . . . . . . . . . . . $3,058  $2,918
                                                              ======  ======

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management has assessed the Company's recent operating earnings history and expected future earnings. Based on these past and future earnings, on the expected completion of compliance by Prometcor with environmental regulations and on tax planning strategies, although realization is not assured, management believes it is more likely than not that $3,659,000 of the deferred income tax assets will be realized. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $5,300,000 in the years prior to the expiration of the net operating loss carryforwards in 2019. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards. The valuation allowance was reduced from $324,000 at December 31, 1999, to $227,000 at December 31, 2000, and from $1,400,000 at December 31, 1998, to $324,000 at
     December 31, 1999.

          The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                 December 31,
                                                                 2000    1999
                                                                 ----    ----
      Current:
        Other current assets. . . . . . . . . . . . . . . . .  $  430  $  428
        Current assets of discontinued operations . . . . . .     368     321
                                                               ------  ------
          Total current . . . . . . . . . . . . . . . . . . .     798     749
                                                               ------  ------
      Long Term:
        Other assets. . . . . . . . . . . . . . . . . . . . .     949     665
        Other assets of discontinued operations . . . . . . .   1,311   1,504
                                                               ------  ------
          Total long term . . . . . . . . . . . . . . . . . .   2,260   2,169
                                                               ------  ------
      Total net deferred income tax assets. . . . . . . . . .  $3,058  $2,918
                                                               ======  ======

     Note 4. SHORT-TERM DEBT:

            Composition (in thousands):                     December 31,
                                                          2000       1999
                                                         -------   -------
        Revolving loans. . . . . . . . . . . . . . . . . $ 1,697   $ 2,056
        Notes payable, commercial finance company. . . .      --     1,575
        Note payable, bank . . . . . . . . . . . . . . .      --       279
                                                         -------   -------
        Total short-term debt. . . . . . . . . . . . . . $ 1,697   $ 3,910
                                                         =======   =======

         In 1995 RCPC entered into an agreement with Summit Bank ("Summit") for a Revolving Loan. In May 1999 RCPC and Summit extended RCPC's Revolving Loan to June 30, 2002. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,432,000 at December 31, 2000, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Revolving Loan bears interest at the rate of 1.5% above Summit's prime rate (9.5% at December 31, 2000). The Revolving Loan is payable on demand under an agreement which expires June 30, 2002. The Revolving Loan is secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. The Summit agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

         In November 1999 RCPC and Summit amended the Revolving Loan agreement to provide $300,000 in additional loan availability. The $300,000 additional loan availability is being amortized from February 1, 2000, through June 30, 2001, at the rate of approximately $17,000 per month. The outstanding amount under the agreement for the additional available loan of $117,000 as of December 31, 2000, is included in the balance of the Revolving Loan in the paragraph above.

         In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. In 2000 Ronson-Canada and CIBC extended Ronson-Canada's Revolving Loan to 2001. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan balance of $115,000 (C$172,000) at December 31, 2000, under the line of credit is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable and inventory. The loan bears interest at the rate of 1.25% over the CIBC prime rate (7.5% at December 31, 2000). The line of credit, payable on demand, is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company.

         Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2000, Ronson Consumer Products had unused borrowings available at December 31, 2000, of about $365,000 under the Summit and CIBC lines of credit described above. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt above.)

         In August 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 5 below regarding the Term Loan). In May 1999 Ronson Aviation and Summit extended Ronson Aviation's Revolving Loan to June 30, 2002. The Revolving Loan of $150,000 at December 31, 2000, is under a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable. The Revolving Loan currently bears interest at the rate of 1.5% above Summit's prime rate (9.5% at December 31, 2000). The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory (excluding aircraft) and machinery and equipment (excluding aircraft) of Ronson Aviation; and the guarantees of the Company and RCPC. The Summit agreement also contains restrictive covenants.

         Based on the amount of the loan outstanding and the level of accounts receivable at December 31, 2000, Ronson Aviation had unused borrowings available at December 31, 2000, of about $257,000 under the Summit line of credit described above.

         At December 31, 2000, the weighted average interest rate for the total short-term debt was 10.9%.

     Note 5.  LONG-TERM DEBT:

            Composition (in thousands):                        December 31,
                                                             2000       1999
                                                             ----       ----

          Mortgage loan payable, Summit (a) . . . . . . . $ 1,659    $ 1,721
          Term note payable, Summit (b) . . . . . . . . .     100        157
          Notes payable, Summit (c) . . . . . . . . . . .   2,173      2,131
          Promissory term note payable (d). . . . . . . .     206        227
          Other . . . . . . . . . . . . . . . . . . . . .       4          9
                                                          -------    -------
                                                            4,142      4,245
          Less portion in current liabilities . . . . . .     453        820
                                                          -------    -------
          Balance of long-term debt . . . . . . . . . . . $ 3,689    $ 3,425
                                                          =======    =======


         (a) In May 1999 RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,659,000 at December 31, 2000. The Mortgage Loan agreement is secured by a first mortgage on the land, buildings and improvements of RCPC, and is payable in sixty monthly installments of $17,218, including interest, with a final installment on May 1, 2004, of approximately $1,389,000. The loan bears interest at a fixed rate of 8.39%.

         (b) In 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. In May 1999 Ronson Aviation and Summit amended the Term Loan agreement to extend the payment terms for two years to June 30, 2002. The Term Loan with a balance of $100,000 at December 31, 2000, is payable in monthly installments of $4,750 plus interest, with a final installment on June 30, 2002, of $14,250. The Term Loan bears interest at the rate of 1.5% above Summit's prime rate. (Refer to Note 4 above.)

         (c) The notes payable, Summit, consisted of five term loans payable by Ronson Aviation to Summit. The notes bear interest at the rate of 1.5% over the prime rate, are collateralized by specific aircraft and are guaranteed by the Company. Two of the notes, in the original amount of $800,000, refinanced long-term debt collateralized by two charter aircraft which had been due to expire in October 2000. The refinanced notes, with a balance of approximately $767,000 at December 31, 2000, are payable in monthly installments totalling $6,671 plus interest through July 2005 with a final payment of $400,000 on August 25, 2005. The refinanced notes bear interest at the rate of 1.5% above Summit's prime rate and provided approximately $337,000 in additional funds. One of the notes, in the amount of approximately $36,000 at December 31, 2000, is payable in monthly installments of $2,090 plus interest through May 1, 2002. Another note in the amount of approximately $1,194,000 at December 31, 2000, is payable in monthly installments of $14,389 plus interest through October 2002 with a final payment of about $878,000 on November 19, 2002. One other note in the amount of approximately $176,000 at December 31, 2000, is payable in monthly installments of $1,875 plus interest through September 2003 with a final payment of about $114,000 on October 29, 2003.

         (d) In 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $206,000 at December 31, 2000, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum, is secured by the leased premises of Ronson Aviation's new aircraft fueling facilities complex and all related equipment, and also contains restrictive covenants.

         Net  assets  of  consolidated   subsidiaries,   excluding  intercompany
     accounts, amounted to approximately $2,750,000 at December 31, 2000, substantially all of which was restricted as to transfer to the Company and its other subsidiaries due to various covenants of their debt agreements at December 31, 2000.

         Long-term debt matures as follows:  2001, $453,000;  2002,  $1,277,000;
     2003, $319,000;  2004,  $1,535,000;  2005, $474,000; and 2006 through 2008,
     $84,000.

     Note 6.  LEASE OBLIGATIONS:

         Lease expenses consisting principally of office and warehouse rentals, totalled $469,000, $468,000 and $476,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         At December 31, 2000, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                  Operating     Capitalized
                                       Total        Leases         Leases
                                      ------      ---------     -----------
       Year Ending December 31:
       2001 . . . . . . . . . . .     $  338        $  294         $  44
       2002 . . . . . . . . . . .        336           295            41
       2003 . . . . . . . . . . .        296           256            40
       2004 . . . . . . . . . . .        290           256            34
       2005 . . . . . . . . . . .        271           257            14
       2006 . . . . . . . . . . .        105           105            --
                                      ------        ------         -----
       Total obligations. . . . .     $1,636        $1,463           173
                                      ======        ======


       Less:  Amount representing
              interest. . . . . .                                     40
                                                                   -----
       Present value of capitalized
          lease obligations . . .                                  $ 133
                                                                   =====
         Capitalized lease property included in the Consolidated
   Balance Sheets is presented below (in thousands):

                                                   December 31,
                                                 2000       1999
                                                 ----       ----
       Machinery and equipment . . . . . . . .  $ 166      $ 534
       Less accumulated amortization . . . . .     32        148
                                                -----      -----
                                                $ 134      $ 386
                                                =====      =====

     Note 7.  RETIREMENT PLANS:

         The Company and its subsidiaries have trusteed retirement plans covering substantially all employees. The Company's funding policy is to make minimum annual contributions as required by applicable regulations. The Plan covering union members generally provides benefits of stated amounts for each year of service. The Company's salaried pension plan provides benefits using a formula which is based upon employee compensation. On June 30, 1985, the Company amended its salaried pension plan so that benefits for future service would no longer accrue. A defined contribution plan was established on July 1, 1985, in conjunction with the amendments to the salaried pension plan. The Company's two remaining defined benefit plans were merged in 2000.

         Plan assets primarily include widely-held common stocks, U.S. Treasury Securities, 171,300 shares of common stock of the Company, and money market funds.

         The following table sets forth the plans' aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):


                                                       December 31,
                                                    2000          1999
                                                    ----          ----

   Change in Benefit Obligation:
     Benefit obligation at beginning of year.... $ 4,640       $ 4,916
     Service cost...............................      14            16
     Interest cost..............................     325           320
     Actuarial loss.............................     155            55
     Increase (decrease) in benefit obligation
       due to decreased (increased) discount rate    157          (167)
     Benefits paid..............................    (611)         (500)
                                                 -------       -------
     Benefit obligation at end of year..........   4,680         4,640
                                                 -------       -------
   Change in Plan Assets:
     Fair value of plan assets at beginning
       of year..................................   4,892         4,802
     Actual return on plan assets...............    (365)          332
     Employer contributions.....................     130           258
     Benefits paid..............................    (611)         (500)
                                                 -------       -------
     Fair value of plan assets at end of year...   4,046         4,892
                                                 -------       -------
     Funded status..............................    (634)          252
     Unrecognized actuarial loss................   1,723           782
     Unrecognized prior service cost and
       transition obligation....................     139           193
                                                 -------       -------
   Net amount recognized........................ $ 1,228       $ 1,227
                                                 =======       =======

   Amounts Recognized in the Consolidated
     Balance Sheets Consist of:
       Prepaid benefit cost..................... $   206       $   448
       Accrued benefit liability................    (840)         (196)
       Intangible asset.........................     139           193
       Accumulated other comprehensive loss,
         excluding the income tax effect........   1,723           782
                                                 -------       -------
   Net amount recognized........................ $ 1,228       $ 1,227
                                                 =======       =======

                                                      December 31,
                                                  2000            1999
                                                  ----            ----
   Weighted-average assumptions:
     Discount rate.............................. 6.50%            7.00%
     Expected return on plan assets............. 6.00%            6.00%

         If the additional minimum liability recorded exceeds unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

         The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):


                                                Year Ended December 31,
                                             2000        1999        1998
                                             ----        ----        ----
   Components of net periodic benefit cost:
     Service cost. . . . . . . . . . .     $   14      $   16      $   15
     Interest cost . . . . . . . . . .        325         320         330
     Expected return on plan assets. .       (294)       (288)       (257)
     Amortization of prior service
       cost and transition obligation.         54          63          63
     Recognized actuarial loss . . . .         30          52         163
                                           ------      ------      ------
     Net pension expense . . . . . . .     $  129      $  163      $  314
                                           ======      ======      ======

          The accumulated benefit obligation and fair value of plan assets for the pension plan which has an accumulated benefit obligation in excess of plan assets were $4,269,000 and $3,428,000, respectively, as of December 31, 2000. If the two defined benefit plans had been merged as of December 31, 1999, there would have been no accumulated benefit obligation in excess of plan assets at December 31, 1999.

          The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $70,000, $71,000 and $71,000 for this plan were recorded in 2000, 1999 and 1998, respectively.

     Note 8.  COMMITMENTS AND CONTINGENCIES:

          In the second half of 1999, the Company filed a lawsuit against several of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In the fourth quarter of 2000 and to date (February 27, 2001), the Company has reached settlement agreements with a few of the insurance carriers involved. To date, these settlements have totalled approximately $600,000. The Company, based on statements of its counsel in the matter, believes additional recoveries are probable. Based on the settlements to date and probable future recoveries, in the fourth quarter of 2000, Prometcor recognized insurance recovery income totalling about $1,000,000 less related costs of $355,000. In addition, according to statements by the Company's counsel, the Company has a reasonable possibility of obtaining a sizable recovery beyond the amount recognized in the fourth quarter of 2000.

          In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). In August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties ("PRP's") for waste disposed of prior to 1980 at a landfill at the Site. The Company offered to settle the matter for $60,000, payable in the third quarter of 2001. Although the USEPA's Settlement Offer includes various options at costs of from $307,000 to $376,000 and the Company has offered to settle the matter for $60,000, the Company's final contribution is not yet determinable. The Company has accrued the amount of its offer and related expenses.

          In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility at a total cost of approximately $430,000 and ceased use of most of its former underground storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in the fourth quarter of 1999 as required by the New Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. In October 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

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

         The Company has employment contracts with an officer of the Company and an officer of a subsidiary. The contracts expire on December 31, 2002. Base salaries in the years 2001 and 2002 are $761,119 and $800,547, respectively. The contract with the officer of the Company also provides for additional compensation and benefits, including a death benefit equal to two years' salary.

     Note 9.  PREFERRED STOCK:

         Each share of 12% Cumulative Convertible Preferred Stock has a stated value of $0.01 per share and a liquidation preference of $1.75 per share ($63,000 at December 31, 2000, in the aggregate) plus accrued dividends. The shares are non-voting and have a right to cumulative dividends at the annual rate of $0.21 per share. The holders of the preferred shares may, at any time, convert each preferred share into one share of common stock unless the preferred shares were previously redeemed. The Company has the option to redeem all or part of the preferred stock at $2.25 per share plus accrued dividends.

         Dividends in arrears at December 31, 2000, totalled $1.7325 per share of preferred stock (thirty-three quarters at $0.0525 per share per quarter), or approximately $62,000 in the aggregate.

         In 1998 the Company declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock at a purchase price of $20 per share. The Rights further provide that each Right will entitle the holder, upon the occurrence of certain other specified events, to purchase from the Company, common stock having a value of twice the exercise price of the Right and, upon the occurrence of certain other specified events, to purchase from another person into which the Company was merged or which acquired 50% or more of the Company's assets or earnings power, common stock of such other person having a value of twice the exercise price of the Right. The Rights may be generally redeemed by the Company at a price of $0.01 per Right. The Rights expire on October 27, 2008.

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

         Pro forma information regarding earnings (loss) per common share is required by SFAS #123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options granted in 2000 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                      Year Ended December 31,
                                                          2000       1999
                                                          ----       ----

     Risk-free interest rate                              5.0%       6.5%
     Dividend yield                                         0%         0%
     Volatility factor -
       expected market price of Company's common stock     0.4        0.4
     Weighted average expected life of options           5 years    5 years


         No options were granted by the Company in 1998, and, therefore, no estimated compensation would be applicable in 1998.

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

         The Company's pro forma results of operations after adjustment for the estimated compensation expense under SFAS #123 were as follows (in thousands, except per share data):

                                                    Year Ended December 31,
                                                 2000(1)   1999(1)     1998
                                                 ------    ------      ----

   Pro forma Results of Operations:
     Earnings from continuing operations.....   $   433    $   276   $   660
     Loss from discontinued operations.......        --       (486)     (949)
                                                -------    -------   -------
     Net earnings (loss).....................   $   433    $  (210)  $  (289)
                                                =======    =======   =======

   Pro forma Earnings (Loss) per Common Share:
     Basic:
       Earnings from continuing operations...   $  0.13    $  0.08   $  0.20
       Loss from discontinued operations.....        --      (0.15)    (0.30)
                                                -------    -------   -------
       Net earnings (loss)...................   $  0.13    $ (0.07)  $ (0.10)
                                                =======    =======   =======
     Diluted:
       Earnings from continuing operations...   $  0.13    $  0.08   $  0.20
       Loss from discontinued operations.....        --      (0.15)    (0.30)
                                                -------    -------   -------

       Net earnings (loss)...................   $  0.13    $ (0.07)  $ (0.10)
                                                =======    =======   =======

     (1) Pro forma Results of Operations in 2000 and 1999 have been adjusted to reflect pro forma increases in compensation expense of $1,000 and $16,000, respectively, (net of taxes) due to issuance of stock options.

         A  summary  of  the  Company's   stock  option   activity  and  related
     information for the three years ended December 31, 2000, is as follows:


                                                Number of    Weighted Average
                                                 Options      Exercise Price
                                                ---------    ----------------

        Outstanding at December 31, 1997........ 103,100         $ 2.58
          Exercised............................. (13,900)          1.20
          Expired...............................    (500)          2.88
                                                 -------

        Outstanding at December 31, 1998........  88,700           2.80
          Granted...............................  23,800           2.51
          Expired...............................  (3,050)          2.88
                                                 -------

        Outstanding at December 31, 1999........ 109,450           2.74
          Granted...............................   2,500           2.17
          Exercised.............................  (5,500)          1.63
          Expired/Cancelled.....................  (2,250)          2.78
                                                 -------
        Outstanding and Exercisable at
          December 31, 2000..................... 104,200           2.78
                                                 =======           ====

        Weighted  average  fair  value of  options  granted  during the year for options on which the exercise price equals the
          market price on the grant date........                  $0.93
                                                                  =====

         Exercise prices for options outstanding as of December 31, 2000, ranged as follows: 12,500 options from $2.17 to $2.25 per share, 23,300 options from $2.44 to $2.68 per share and 68,400 options from $2.88 to $3.16 per share. The weighted average contractual life of those options was 1.4 years.

     Note 11.  STATEMENTS OF CASH FLOWS:

         Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                                 Year Ended December 31,
                                                 2000      1999     1998
                                                 ----      ----     ----
        Cash Payments for:
          Interest.  .  .  .  .  .  .  .  .  .  $ 705     $ 633    $ 615
          Income taxes. .  .  .  .  .  .  .  .      8        71       26

        Financing & Investing Activities
          Not Affecting Cash:
          Capital lease obligations incurred .     72        65       28
          Issuance of 25,628 shares of common
            stock for services.  .  .  .  .  .     65        --       --


     Note 12.  INDUSTRY SEGMENTS INFORMATION:

         The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

         The consumer products segment produces packaged fuels, flints, refillable lighters and ignitors, a penetrant spray lubricant, a spot remover, and a surface protectant, which are distributed through distributors, food brokers, mass merchandisers, drug chains, convenience stores, and automotive and hardware representatives. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States and Canada.

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

 Financial information by industry segment is summarized below (in thousands):

                                           Year Ended December 31,
                                     2000           1999             1998
                                     ----           ----            -----
Net sales:
  Consumer Products .......       $ 16,081        $ 16,096        $ 15,717
  Aviation Services .......         11,927           8,600           7,456
                                  --------        --------        --------
    Consolidated ..........       $ 28,008        $ 24,696        $ 23,173
                                  ========        ========        ========
Earnings (loss) before
  interest, other items
  and intercompany charges:
  Consumer Products .......       $  1,967        $  2,557        $  2,567
  Aviation Services .......            928             398             556
                                  --------        --------        --------
  Total Reportable Segments          2,895           2,955           3,123
  Corporate and others ....         (1,447)         (1,570)         (1,638)
  Non-recurring
    income (charges) ......            110            (187)           (135)
                                  --------        --------        --------
    Consolidated ..........       $  1,558        $  1,198        $  1,350
                                  ========        ========        ========
Interest expense:
  Consumer Products .......       $    249        $    206        $    206
  Aviation Services .......            329             319             290
                                  --------        --------        --------
  Total Reportable Segments            578             525             496
  Corporate and others ....            151             139             149
                                  --------        --------        --------
    Consolidated ..........       $    729        $    664        $    645
                                  ========        ========        ========
Depreciation and
  amortization:
  Consumer Products .......       $    252        $    236        $    234
  Aviation Services .......            396             327             280
                                  --------        --------        --------
  Total Reportable Segments            648             563             514
  Corporate and others ....             35              19              18
                                  --------        --------        --------
    Consolidated ..........       $    683        $    582        $    532
                                  ========        ========        ========
Earnings (loss) from
  continuing operations
  before intercompany
  charges and taxes:
  Consumer Products .......       $  1,696        $  2,326        $  2,349
  Aviation Services .......            587              52             295
                                  --------        --------        --------
  Total Reportable Segments          2,283           2,378           2,644
  Corporate and others ....         (1,715)         (1,801)         (1,879)
  Non-recurring
    income (charges) ......            110            (187)           (245)
                                  --------        --------        --------
    Consolidated ..........       $    678        $    390        $    520
                                  ========        ========        ========
Segment assets:
  Consumer Products .......       $  5,596        $  5,659        $  5,254
  Aviation Services .......          5,803           7,806           6,586
                                  --------        --------        --------
  Total Reportable Segments         11,399          13,465          11,840
  Corporate and others ....          1,048             742             797
  Discontinued operations .          2,913           2,373           1,965
                                  --------        --------        --------
    Consolidated ..........       $ 15,360        $ 16,580        $ 14,602
                                  ========        ========        ========
Segment expenditures for
  long-lived assets:
  Consumer Products .......       $    258        $    159        $    134
  Aviation Services .......            201             526             727
                                  --------        --------        --------
  Total Reportable Segments            459             685             861
  Corporate and others ....             10              31              12
                                  --------        --------        --------
    Consolidated ..........       $    469        $    716        $    873
                                  ========        ========        ========

Geographic Information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                                              Year Ended December 31,
                                           2000          1999        1998
                                           ----          ----        ----
   Net Sales (1):

   United States.....................  $ 26,233      $ 23,232    $ 21,448
   Canada............................     1,665         1,386       1,664
   Other foreign countries...........       110            78          61
                                       --------      --------    --------
                                       $ 28,008      $ 24,696    $ 23,173
                                       ========      ========    ========


                                                      December 31,
                                                  2000          1999
                                                  ----          ----
   Long-Lived Assets:

   United States............................  $  5,983      $  6,211
   Canada...................................        26            42
                                              --------      --------
                                              $  6,009      $  6,253
                                              ========      ========

     (1)  Net sales are attributed to countries based on location of customer.

         The Company  performs  ongoing  credit  evaluations  of its  customers'
     financial   condition  and  generally   requires  no  collateral  from  its
     customers.

         For the years ended December 31, 2000, 1999 and 1998, net sales which amounted to approximately $2,832,000, $3,176,000 and $2,770,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to various units of one customer. As of December 31, 2000, accounts receivable from that customer amounted to approximately 12% of Consolidated Accounts Receivable. No other customer accounted for more than 10% of Consolidated Net Sales or Consolidated Accounts Receivable for the years ended December 31, 2000, 1999 and 1998.

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

         Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss for 2000, 1999 and 1998 were as follows (in thousands):



                         Foreign Currency   Minimum Pension   Accumulated Other
                           Translation         Liability       Comprehensive
                            Adjustment        Adjustment(1)      Loss (1)
                         ----------------   ---------------   -----------------
     Balance at
     December 31, 1997....   $  (61)          $  (928)           $  (989)
     Change during 1998...      (35)              334                299
                             ------           -------            -------
     Balance at
     December 31, 1998....      (96)             (594)              (690)
     Change during 1999...       15               124                139
                             ------           -------            -------
     Balance at
     December 31, 1999....      (81)             (470)              (551)
     Change during 2000...      (16)             (565)              (581)
                             ------           -------            -------
     Balance at
     December 31, 2000....   $  (97)          $(1,035)           $(1,132)
                             ======           =======            =======

     (1) The minimum pension liability component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $688,000, $312,000, $396,000 and $617,000 as of December 31, 2000,
          1999,  1998 and 1997,  respectively.  For the years ended December 31,
          2000, 1999 and 1998, the change in the minimum pension liability component are presented above net of related tax provisions (benefits) of ($376,000), $84,000, and $221,000, respectively. In the year 2000, the income tax benefits were reclassified, resulting in increased deferred tax assets and reduced the Accumulated Other Comprehensive Loss by the above $688,000.

     Note 14.  CONCENTRATIONS:

          At December 31, 2000, the Company and one of its subsidiaries had cash balances in a bank which exceeded the insured limit by approximately $158,000.

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

     Note 15.  RELATED PARTY TRANSACTIONS:

          In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a 5% shareholder of the Company. The agreement provides that Mr. Dinger will perform certain consulting services for the Company for a period of 18 months expiring on April 7, 2000, at a fee of $4,500 per month. On March 6, 2000, the Company and Mr. Dinger entered into a new consulting agreement to be effective upon the expiration date of the original agreement. The new agreement provides that Mr. Dinger will continue to perform consulting services for the Company for a period of 48 months at a fee of $7,000 per month. During the years ended December 31, 2000, 1999 and 1998, Mr. Dinger was compensated $76,500, $54,000, and
     $13,500, respectively, under the agreements.

          In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. The cost of the option was $5,500 per month for the period of the option or until exercised. On March 6, 2000, Mr. Dinger granted a new option to the Company, to purchase the 413,666 shares of the Company's common stock now held by Mr. Dinger. The option is for a period of 48 months. The exercise price of the option is $5.25 per share for the first two years, and the option price in the second two year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. On March 6, 2000, Mr. Dinger notified the Company that he would purchase 227,500 shares of newly issued restricted common stock of the Company at the price of $2.50 per share or market (as determined March 6, 2000), whichever is higher. The sale was completed on March 23, 2000. The Company incurred costs for the option of $52,500, $66,000 and $16,500 during the years ended December 31, 2000, 1999 and 1998, respectively, which were charged to Additional Paid-in Capital.

         The Company incurred costs for consulting services under agreements with two directors of the Company of $124,000, $123,000 and $100,000 in the years ended December 31, 2000, 1999 and 1998, respectively. The Company incurred costs of $41,000, $64,000 and $47,000 in the years ended December 31, 2000, 1999 and 1998, respectively, for legal fees to a firm having a member who is also a director and an officer of the Company, with these fees primarily related to the Prometcor environmental matters.