Form 10QSB
period 2001-03-31
RONSON CORP
filed 2001-04-30
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                          Commission File Number 1-1031

                               RONSON CORPORATION
     (Exact name of small business issuer as specified in its charter)

               New Jersey                             22-0743290
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

                        Yes    X               No

As of March 31, 2001, there were 3,456,534 shares of the issuer's common stock outstanding.

                               RONSON CORPORATION

                               FORM 10-QSB INDEX




PART I - FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:
                  MARCH 31, 2001 AND DECEMBER 31, 2000

         CONSOLIDATED STATEMENTS OF EARNINGS:
                  QUARTER ENDED MARCH 31, 2001 AND 2000

         CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  QUARTER ENDED MARCH 31, 2001 AND 2000

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            OPERATIONS

PART II - OTHER INFORMATION:

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
           ----------------------------------------------------
                        (in thousands of dollars)

                                                                                March 31,            December 31,
                                                                                  2001                   2000
                                                                              -------------          ------------
                                      ASSETS                                   (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                         $     73             $     81
Accounts receivable, net                                                             2,026                2,102
Inventories:
  Finished goods                                                                     1,438                1,605
  Work in process                                                                       80                  107
  Raw materials                                                                        412                  404
                                                                                  --------             --------
                                                                                     1,930                2,116
Other current assets                                                                   722                  828
Current assets of discontinued operations                                            1,066                1,339
                                                                                  --------             --------
      TOTAL CURRENT ASSETS                                                           5,817                6,466
                                                                                  --------             --------
Property, plant and equipment, at cost:
  Land                                                                                  19                   19
  Buildings and improvements                                                         4,567                4,570
  Machinery and equipment                                                            8,122                8,199
  Construction in progress                                                              74                   59
                                                                                  --------             --------
                                                                                    12,782               12,847
Less accumulated depreciation and amortization                                       7,050                7,101
                                                                                  --------             --------
                                                                                     5,732                5,746

Other assets                                                                         1,488                1,574
Other assets of discontinued operations                                              1,575                1,574
                                                                                  --------             --------
                                                                                  $ 14,612             $ 15,360
                                                                                  ========             ========
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                   $  1,752             $  1,697
Current portion of long-term debt and leases                                           479                  480
Accounts payable                                                                     1,747                2,167
Accrued expenses                                                                     1,655                1,701
Current liabilities of discontinued operations                                       1,255                1,568
                                                                                  --------             --------
      TOTAL CURRENT LIABILITIES                                                      6,888                7,613
                                                                                  --------             --------
Long-term debt and leases                                                            3,678                3,795
Other long-term liabilities                                                          1,109                1,093

STOCKHOLDERS' EQUITY:
Common stock                                                                         3,520                3,519
Additional paid-in capital                                                          29,257               29,270
Accumulated deficit                                                                (27,135)             (27,202)
Accumulated other comprehensive loss                                                (1,108)              (1,132)
                                                                                  --------             --------
                                                                                     4,534                4,455
Less cost of treasury shares                                                         1,597                1,596
                                                                                  --------             --------
      TOTAL STOCKHOLDERS' EQUITY                                                     2,937                2,859
                                                                                  --------             --------
                                                                                  $ 14,612             $ 15,360
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


                                                 Quarter Ended
                                                   March 31,
                                               ----------------
                                               2001        2000
                                               ----        ----
NET SALES                                     $6,234      $6,093
                                              ------      ------
Cost and expenses:
  Cost of sales                                3,786       3,729
  Selling, shipping and advertising              973         966
  General and administrative                     992         925
  Depreciation and amortization                  186         169
                                              ------      ------
                                               5,937       5,789
                                              ------      ------

EARNINGS FROM OPERATIONS                         297         304
                                              ------      ------
Other expense:
  Interest expense                               159         179
  Other-net                                       29          28
                                              ------      ------
                                                 188         207
                                              ------      ------

EARNINGS BEFORE INCOME TAXES                     109          97

Income tax expense-net                            42          45
                                              ------      ------

NET EARNINGS                                  $   67      $   52
                                              ======      ======


NET EARNINGS PER COMMON SHARE:

  Basic                                       $ 0.02      $ 0.02
                                              ======      ======

  Diluted                                     $ 0.02      $ 0.02
                                              ======      ======

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                             Quarter Ended
                                                               March 31,
                                                        ---------------------
                                                          2001         2000
                                                          ----         ----

Cash Flows from Operating Activities:
Net earnings                                            $    67      $    52
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                            186          169
   Deferred income tax expenses                              46           29
   Increase in cash from changes in current assets
      and current liabilities                               (98)       1,028
   Net change in pension-related accounts                    70           (2)
   Discontinued operations                                  (49)        (194)
   Other                                                     13           (3)
                                                        -------      -------
      Net cash provided by operating activities             235        1,079
                                                        -------      -------

Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures                                    (168)         (43)
                                                        -------      -------
Cash Flows from Financing Activities:
Proceeds from short-term debt                                75          195
Proceeds from issuance of common stock                       --          569
Payments of short-term debt                                 (20)      (1,815)
Payments of long-term debt                                 (113)        (112)
Payments of long-term lease obligations                      (5)         (31)
Other                                                       (12)         (17)
                                                        -------      -------

      Net cash used in financing activities                 (75)      (1,211)
                                                        -------      -------
   Net decrease in cash                                      (8)        (175)

   Cash at beginning of period                               81          187
                                                        -------      -------
   Cash at end of period                                $    73      $    12
                                                        =======      =======


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 2001 (unaudited)

Note 1: ACCOUNTING POLICIES

     Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 2001 and 2000, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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


Note 2:  PER COMMON SHARE DATA

     The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                       Quarter Ended March 31,
                       ------------------------------------------------------
                                  2001                        2000
                       --------------------------  --------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  ---------  ------   ------
    Net earnings       $     67                    $     52

    Less accrued
     dividends on
     preferred stock         (2)                         (2)
                       ---------                   ---------
    Basic                    65   3,455   $ 0.02         50    3,237  $ 0.02
                                          ======                      ======
    Effect of dilutive
     securities (1):
     Stock options                   --                           --
     Cumulative
      convertible
      preferred stock        --      --                  --       --
                       --------   -----            --------    -----
    Diluted            $     65   3,455    $0.02   $     50    3,237   $0.02
                       ========   =====   ======   ========    =====  ======

(1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the periods presented, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings per Common Share.

Note 3: SHORT-TERM DEBT

     In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit") for a Revolving Loan, expiring on June 30, 2002. The Revolving Loan of $1,420,000 at March 31, 2001, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

     In November 1999 Summit provided additional loan availability of $300,000 to be amortized from February 1, 2000, through June 30, 2001, at the rate of approximately $17,000 per month. The outstanding amount under the agreement for the additional available loan of $67,000 as of March 31, 2001, is included in the balance of the Revolving Loan in the paragraph above.

     In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $107,000 (C$168,000) at March 31, 2001, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory.

     In 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan of $225,000 at March 31, 2001, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable, and expires on June 30, 2002.

Note 4: LONG-TERM DEBT

     In May 1999 the Company, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,642,000 at March 31, 2001, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004.

     In 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. The Term Loan balance was $86,000 at March 31, 2001.

     Ronson Aviation has several additional term loans payable to Summit with balances at March 31, 2001, totalling approximately $2,098,000. The loans are collateralized by specific aircraft.

     In 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $201,000 at March 31, 2001, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note bears interest at the rate of 6% per annum and is secured by the leased premises of Ronson Aviation's new aircraft fueling facilities complex and all related equipment.

Note 5: CONTINGENCIES

     In 1999 the Company filed a lawsuit against several of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In the fourth quarter of 2000 and first quarter of 2001, the Company reached settlement agreements with a few of the insurance carriers involved. To date, these settlements have totalled approximately $800,000. The Company, based on statements of its counsel in the matter, believes additional recoveries are probable. In addition, according to statements by the Company's counsel, the Company has a reasonable possibility of obtaining a sizable recovery beyond the amounts recognized to date.

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

     In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility and ceased use of most of its former underground storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in the fourth quarter of 1999 as required by the New
Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. In October 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

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

     Financial   information  by  industry   segment  is  summarized  below  (in
thousands):

                                                Quarter Ended March 31,
                                                2001              2000
                                                ----              ----
    Net sales:
      Consumer Products                       $ 4,072           $ 4,187
      Aviation Services                         2,162             1,906
                                              -------           -------
        Consolidated                          $ 6,234           $ 6,093
                                              =======           =======
    Earnings (loss) from operations:
      Consumer Products                       $   483           $   657
      Aviation Services                           220                23
                                              -------           -------
      Total reportable segments                   703               680
      Corporate and others                       (406)             (376)
                                              -------           -------
        Consolidated                          $   297           $   304
                                              =======           =======

    Earnings (loss) before intercompany charges and income taxes:

      Consumer Products                       $   423           $   587
      Aviation Services                           156               (55)
                                              -------           -------
      Total reportable segments                   579               532
      Corporate and others                       (470)             (435)
                                              -------           -------
        Consolidated                          $   109           $    97
                                              =======           =======


Note 7: STATEMENTS OF CASH FLOWS

     Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

     Supplemental disclosures of cash flow information are as follows (in thousands):

                                               Quarter Ended
                                                  March 31,
                                               -------------
                                               2001     2000
                                               ----     ----
         Cash Payments for:
           Interest                            $155     $165
           Income Taxes                           8       --

         Financing & Investing Activities
           Not Affecting Cash:

             Issuance of 25,628 shares of
               common stock for services        --        65

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 2001 Compared to First Quarter 2000.

     The Company's Net Sales increased by 2% in the first quarter of 2001 to $6,234,000 from $6,093,000 in the first quarter of 2000. The Company's Earnings from Operations were $297,000 in the first quarter of 2001 as compared to $304,000 in the first quarter of 2000.

     The Company's Earnings before Income Taxes increased by 12% to $109,000 in the first quarter of 2001 from $97,000 in the first quarter of 2000.

     Net Earnings in the first quarter of 2001 increased by 29% to $67,000 as compared to $52,000 in the first quarter of 2000.

Ronson Consumer Products
(in thousands)
                                                          Quarter Ended
                                                            March 31,
                                                        -----------------
                                                          2001     2000
                                                          ----     ----
            Net sales                                   $ 4,072  $ 4,187
            Earnings from operations                        483      657
            Earnings before income taxes and
             intercompany charges                           423      587

     Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 3% in the first quarter of 2001 compared to the first quarter of 2000 primarily due to lower sales of lighter products.

     Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 54% in the first quarter of 2001 from 52% in the first quarter of 2000. This increase in the Cost of Sales percentage was due to increased material costs primarily related to the Company's Ronsonol fuel and Multi-Fill butane products because of higher oil price costs and to increased manufacturing costs.

     Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, increased to 24% in the first quarter of 2001 from 23% in the first quarter of 2000 primarily due to the slightly lower sales in 2001. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 8% in the first quarters of 2001 and 2000.

Ronson Aviation
(in thousands)
                                                           Quarter Ended
                                                             March 31,
                                                        ------------------
                                                           2001     2000
                                                           ----     ----
           Net sales                                    $ 2,162  $ 1,906
           Earnings from operations                         220       23
           Earnings (loss) before income taxes and
            intercompany charges                            156      (55)

     Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 13% in the first quarter of 2001 from the first quarter of 2000 primarily due to increased sales of aviation fuel partially offset by lower sales of aircraft in the first quarter of 2001.

     Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 72% in the first quarter of 2001 from 82% in the first quarter of 2000. The decrease in the Cost of Sales percentage in 2001 was primarily due to the change in mix of products sold.

     Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 12% in the first quarters of 2001 and 2000.

Other Items

     The General and Administrative Expenses of Corporate and Other were higher in the first quarter of 2001 as compared to the first quarter of 2000 primarily due to higher pension expense as the result of increased amortization related to pension asset reductions in 2000.


FINANCIAL CONDITION

     The Company's Stockholders' Equity improved to $2,937,000 at March 31, 2001, from $2,859,000 at December 31, 2000. The improvement of $78,000 in Stockholders' Equity was primarily due to the Net Earnings in the first quarter of 2001. The Company had a deficiency in working capital of $1,071,000 at March 31, 2001, as compared to $1,147,000 at December 31, 2000. The improvement of $76,000 in working capital was primarily due to the Company's Net Earnings in the first quarter of 2001.

     In the first quarter of 2001, the Current Assets of Discontinued Operations were reduced by $273,000 and the Current Liabilities of Discontinued Operations were reduced by $313,000 primarily because insurance proceeds of $270,000 from recovery of Prometcor's environmental costs were utilized for Prometcor's environmental costs and professional fees.

     The Increase in Cash from Changes in Current Assets and the Payment of Short-Term Debt were substantially higher in the quarter ended March 31, 2000, than in the quarter ended March 31, 2001. In the first quarter of 2000, Ronson Aviation's aircraft inventory was reduced by $1,356,000 and Ronson Aviation's related short-term aircraft debt was reduced by $1,281,000.

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



                                        RONSON CORPORATION



Date:  April 30, 2001                   /s/ Louis V. Aronson II
                                        ------------------------------
                                        Louis V. Aronson II, President
                                        and Chief Executive Officer

                                        (Signing as Duly Authorized
                                        Officer of the Registrant)



Date:  April 30, 2001                   /s/ Daryl K. Holcomb
                                        --------------------------------
                                        Daryl K. Holcomb, Vice President
                                        and Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                        Officer of the Registrant)