Form 10QSB
period 2001-06-30
RONSON CORP
filed 2001-08-13
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                          Commission File Number 1-1031

                               RONSON CORPORATION
--------------------------------------------------------------------------------
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


                                 (732) 469-8300
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ] No  [  ]

     As of June 30, 2001, there were 3,456,534 shares of the issuer's common stock outstanding.

                               RONSON CORPORATION

                                FORM 10-QSB INDEX
                                -----------------






    PART I -      FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:
                  JUNE 30, 2001 AND DECEMBER 31, 2000

         CONSOLIDATED STATEMENTS OF EARNINGS:
                  QUARTER ENDED JUNE 30, 2001 AND 2000

                  SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            OPERATIONS


    PART II -     OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          ----------------------------------------------------
                       (in thousands of dollars)


                                                         June 30,     December 31,
                                                           2001           2000
                                                         --------     ------------
                                      ASSETS            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                $    237      $     81
Accounts receivable, net                                    2,143         2,102
Inventories:
  Finished goods                                            1,413         1,605
  Work in process                                             120           107
  Raw materials                                               442           404
                                                         --------      --------
                                                            1,975         2,116
Other current assets                                          770           828
Current assets of discontinued operations                     679         1,339
                                                         --------      --------
      TOTAL CURRENT ASSETS                                  5,804         6,466
                                                         --------      --------
Property, plant and equipment, at cost:
  Land                                                         19            19
  Buildings and improvements                                4,598         4,570
  Machinery and equipment                                   8,311         8,199
  Construction in progress                                     77            59
                                                         --------      --------
                                                           13,005        12,847
Less accumulated depreciation and amortization              7,243         7,101
                                                         --------      --------
                                                            5,762         5,746

Other assets                                                1,389         1,574
Other assets of discontinued operations                     1,575         1,574
                                                         --------      --------
                                                         $ 14,530      $ 15,360
                                                         ========      ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                          $  1,616      $  1,697
Current portion of long-term debt and leases                  489           480
Accounts payable                                            2,099         2,167
Accrued expenses                                            1,708         1,701
Current liabilities of discontinued operations                842         1,568
                                                         --------      --------
      TOTAL CURRENT LIABILITIES                             6,754         7,613
                                                         --------      --------
Long-term debt and leases                                   3,546         3,795
Other long-term liabilities                                 1,113         1,093

STOCKHOLDERS' EQUITY:
Common stock                                                3,520         3,519
Additional paid-in capital                                 29,245        29,270
Accumulated deficit                                       (26,967)      (27,202)
Accumulated other comprehensive loss                       (1,084)       (1,132)
                                                         --------      --------
                                                            4,714         4,455
Less cost of treasury shares                                1,597         1,596
                                                         --------      --------
      TOTAL STOCKHOLDERS' EQUITY                            3,117         2,859
                                                         --------      --------
                                                         $ 14,530      $ 15,360
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


                                                               Quarter Ended
                                                                   June 30,
                                                           ---------------------
                                                            2001           2000
                                                           ------         ------
NET SALES                                                  $7,067         $6,709
                                                           ------         ------
Cost and expenses:
  Cost of sales                                             4,410          4,216
  Selling, shipping and advertising                           966            970
  General and administrative                                1,093            960
  Depreciation and amortization                               192            170
                                                           ------         ------
                                                            6,661          6,316
                                                           ------         ------

EARNINGS FROM OPERATIONS                                      406            393
                                                           ------         ------
Other expense:
  Interest expense                                            142            186
  Other-net                                                    30             41
                                                           ------         ------
                                                              172            227
                                                           ------         ------

EARNINGS BEFORE INCOME TAXES                                  234            166

Income tax expenses-net                                        66             62
                                                           ------         ------

NET EARNINGS                                               $  168         $  104
                                                           ======         ======


NET EARNINGS PER COMMON SHARE:

  Basic                                                    $ 0.05         $ 0.03
                                                           ======         ======
  Diluted                                                  $ 0.05         $ 0.03
                                                           ======         ======



See notes to consolidated financial statements.


              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              ----------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)



                                                             Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                            2001          2000
                                                           -------       -------
        NET SALES                                          $13,301       $12,802
                                                           -------       -------
        Cost and expenses:
          Cost of sales                                      8,196         7,945
          Selling, shipping and advertising                  1,939         1,936
          General and administrative                         2,085         1,885
          Depreciation and amortization                        378           339
                                                           -------       -------
                                                            12,598        12,105
                                                           -------       -------

        EARNINGS FROM OPERATIONS                               703           697
                                                           -------       -------
        Other expense:
          Interest expense                                     301           365
          Other-net                                             59            69
                                                           -------       -------
                                                               360           434
                                                           -------       -------

        EARNINGS BEFORE INCOME TAXES                           343           263

        Income tax expenses-net                                108           107
                                                           -------       -------

        NET EARNINGS                                       $   235       $   156
                                                           =======       =======


        NET EARNINGS PER COMMON SHARE:

          Basic                                            $  0.07       $  0.05
                                                           =======       =======

          Diluted                                          $  0.07       $  0.05
                                                           =======       =======


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               --------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                    --------------------
                                                                                      2001         2000
                                                                                    -------      -------
Cash Flows from Operating Activities:
Net earnings                                                                        $   235      $   156
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                                        378          339
   Deferred income tax expenses                                                         112           90
   Increase in cash from changes in current assets
      and current liabilities                                                            97        1,006
   Net change in pension-related accounts                                               121           (4)
   Discontinued operations                                                              (76)        (425)
   Other                                                                                 19          (20)
                                                                                    -------      -------
      Net cash provided by operating activities                                         886        1,142
                                                                                    -------      -------
Cash Flows from Investing Activities:
   Net cash used in investing activities,
      capital expenditures                                                             (385)        (151)
                                                                                    -------      -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                                           183          482
Proceeds from issuance of common stock                                                   --          578
Payments of short-term debt                                                            (264)      (1,868)
Payments of long-term debt                                                             (226)        (222)
Payments of long-term lease obligations                                                 (14)         (64)
Other                                                                                   (24)         (29)
                                                                                    -------      -------

      Net cash used in financing activities                                            (345)      (1,123)
                                                                                    -------      -------
   Net increase (decrease) in cash                                                      156         (132)

   Cash at beginning of period                                                           81          187
                                                                                    -------      -------

   Cash at end of period                                                            $   237      $    55
                                                                                    =======      =======



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 FOR THE QUARTER ENDED JUNE 30, 2001 (unaudited)
                 -----------------------------------------------

    Note 1:  ACCOUNTING POLICIES
             -------------------

         Basis of Financial Statement Presentation - The information as of and for the three-month and six-month periods ended June 30, 2001 and 2000, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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


    Note 2:  PER COMMON SHARE DATA
             ---------------------

         The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                        Quarter Ended June 30,
                       ------------------------------------------------------
                                  2001                        2000
                       --------------------------  --------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------
    Net earnings       $    168                    $    104
    Less accrued
     dividends on
     preferred stock         (2)                         (2)
                       --------                    --------

    Basic                   166   3,457    $0.05        102    3,453   $0.03
                                           =====                       =====
    Effect of dilutive
     securities (1):
     Stock options                   --                           --
     Cumulative
      convertible
      preferred stock        --      --                  --       --
                       --------   -----            --------    -----

    Diluted            $    166   3,457    $0.05   $    102    3,453   $0.03
                       ========   =====    =====   ========    =====   =====



                                        Six Months Ended June 30,
                       ------------------------------------------------------
                                  2001                        2000
                       --------------------------  --------------------------
                                            Per                         Per
                                           Share                       Share
                       Earnings   Shares   Amount  Earnings   Shares   Amount
                       --------   ------   ------  --------   ------   ------
    Net earnings       $    235                    $    156
    Less accrued
     dividends on
     preferred stock         (4)                         (4)
                       --------                    --------
    Basic                   231   3,456    $0.07        152    3,345   $0.05
                                           =====                       =====

    Effect of dilutive
     securities (1):
     Stock options                   --                           --
     Cumulative
      convertible
      preferred stock        --      --                  --       --
                       --------   -----            --------    -----
    Diluted            $    231   3,456    $0.07   $    152    3,345   $0.05
                       ========   =====    =====   ========    =====   =====


    (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for all periods presented, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings per Common Share.


    Note 3:  SHORT-TERM DEBT
             ---------------

         In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit"), which has since become Fleet Business Capital, for a Revolving Loan, expiring on June 30, 2002. The Revolving Loan of $1,270,000 at June 30, 2001, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

         In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $13,000 (C$20,000) at June 30, 2001, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory.

         In 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term
    Loan). The Revolving Loan of $333,000 at June 30, 2001, provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable, and expires on June 30, 2002.


    Note 4:  LONG-TERM DEBT
             --------------

         In May 1999 the Company, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,626,000 at June 30, 2001, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004.

         In 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. The Term Loan balance was $71,000 at June 30, 2001.

         Ronson Aviation has several additional term loans payable to Summit with balances at June 30, 2001, totalling approximately $2,023,000. The loans are collateralized by specific aircraft.

         In 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $196,000 at June 30, 2001, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note is secured by the leased premises of Ronson Aviation's new aircraft fueling facilities complex and all related equipment.


    Note 5:  CONTINGENCIES
             -------------

         In 1999 the Company filed a lawsuit against several of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In the fourth quarter of 2000 and first half of 2001, the Company reached settlement agreements with several of the insurance carriers involved. To date, these settlements have totalled approximately $1,200,000. The Company, based on statements of its counsel in the matter, believes additional recovery is probable. In addition, according to statements by the Company's counsel, the Company has a reasonable possibility of obtaining a sizable recovery beyond the amounts recognized to date.

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

    Note 6:  PREFERRED STOCK
             ---------------

         Dividends in arrears on the Company's 12% Cumulative Convertible Preferred Stock at June 30, 2001, totalled $1.8375 per share of preferred stock (thirty-five quarters at $0.0525 per share per quarter), or approximately $64,000 in the aggregate.


    Note 7:  INDUSTRY SEGMENTS INFORMATION
             -----------------------------

         The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

   Financial information by industry segment is summarized below (in thousands):

                                    Quarter Ended             Six Months Ended
                                        June 30,                   June 30,
                                ----------------------      ----------------------
                                  2001           2000         2001          2000
                                --------      --------      --------      --------
Net sales:
  Consumer Products             $  4,006      $  4,053      $  8,078      $  8,240
  Aviation Services                3,061         2,656         5,223         4,562
                                --------      --------      --------      --------
    Consolidated                $  7,067      $  6,709      $ 13,301      $ 12,802
                                ========      ========      ========      ========
Earnings (loss) from
  operations:
  Consumer Products             $    434      $    539      $    917      $  1,196
  Aviation Services                  455           237           675           260
                                --------      --------      --------      --------
  Total reportable segments          889           776         1,592         1,456
  Corporate and others              (483)         (383)         (889)         (759)
                                --------      --------      --------      --------
    Consolidated                $    406      $    393      $    703      $    697
                                ========      ========      ========      ========
Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products             $    385      $    475      $    808      $  1,062
  Aviation Services                  397           145           553            90
                                --------      --------      --------      --------
  Total reportable segments          782           620         1,361         1,152
  Corporate and others              (548)         (454)       (1,018)         (889)
                                --------      --------      --------      --------
    Consolidated                $    234      $    166      $    343      $    263
                                ========      ========      ========      ========


    Note 8:  STATEMENTS OF CASH FLOWS
             ------------------------

         Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                             Six Months Ended
                                                  June 30,
                                             ----------------
                                               2001     2000
                                               ----     ----

         Cash Payments for:

              Interest                         $274     $339
              Income Taxes                        9        7

         Financing & Investing Activities
           Not Affecting Cash:

             Issuance of 25,628 shares of
               common stock for services         --       65

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     RESULTS OF OPERATIONS
     ---------------------

     Second Quarter 2001 Compared to Second Quarter 2000 and First Half 2001 Compared to First Half 2000.

         Ronson Corporation's (the "Company's") Net Earnings increased by 62% in the second quarter of 2001 to $168,000 from $104,000 in the second quarter of 2000. Net Earnings in the first half of 2001 increased by 51% to $235,000 compared to $156,000 in the first half of 2000.

         The Company's Net Sales increased by 5% to $7,067,000 in the second quarter of 2001 as compared to $6,709,000 in the second quarter of 2000. Net Sales increased by 4% in the first half of 2001 to $13,301,000 from $12,802,000 in the first half of 2000.

     Ronson Aviation
     ---------------
     (in thousands)                           Quarter Ended     Six Months Ended
                                                 June 30,             June 30,
                                            -----------------   ----------------
                                              2001      2000      2001     2000
                                            -------   -------   -------  -------
     Net sales                              $ 3,061   $ 2,656   $ 5,223  $ 4,562
     Earnings from operations                   455       237       675      260
     Earnings before income taxes and
       intercompany charges                     397       145       553       90



         Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 15% in the second quarter of 2001 from the second quarter of 2000, primarily due to increased sales of aviation fuel and general aviation services which were partially offset by lower sales of aircraft. Net Sales also increased by 14% in the first half of 2001 from the first half of 2000, primarily due to the increased sales of fuel and general aviation services partially offset by lower sales of aircraft. The increase of fuel sales in the periods of 2001 was due both to higher fuel selling prices and to increased fuel volume sold.

         Ronson Aviation's Cost of Sales, as a percentage of Net Sales, was reduced to 73% in the second quarter and first half of 2001 from 79% in the second quarter of 2000 and 80% in the first half of 2000. The decreases in the Cost of Sales percentage in 2001 were primarily due to the change in mix of products sold.

         Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in the second quarters of 2001 and 2000 and at 10% in the first halves of 2001 and 2000.

         Interest Expense at Ronson Aviation decreased by $32,000 to $57,000 in the second quarter of 2001 from the second quarter of 2000 and by $45,000 to $120,000 in the first half of 2001 from the first half of 2000 due to decreases in the prime rate of interest.

     Ronson Consumer Products
     ------------------------
     (in thousands)                           Quarter Ended     Six Months Ended
                                                 June 30,             June 30,
                                            -----------------   ----------------
                                              2001      2000      2001     2000
                                            -------   -------   -------  -------
     Net sales                              $ 4,006   $ 4,053   $ 8,078  $ 8,240
     Earnings from operations                   434       539       917    1,196
     Earnings before income taxes and
      intercompany charges                      385       475       808    1,062

         Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 1% in the second quarter of 2001 compared to the second quarter of 2000, and the Net Sales at Ronson Consumer Products decreased by 2% in the first half of 2001 compared to the first half of 2000 primarily due to decreased sales of lighter products.

         Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 55% in the second quarter and first half of 2001 from 53% in the second quarter of 2000 and 52% in the first half of 2000. This increase in the Cost of Sales percentage was due primarily to increased material costs primarily related to the Company's Ronsonol fuel and Multi-Fill butane products because of higher oil price costs and to increased manufacturing costs.

         Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, were unchanged at 24% in the second quarters of 2001 and 2000 and increased to 24% in the first half of 2001 from 23% in the first half of 2000 primarily due to the slightly lower sales in 2001. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in both the second quarters and first halves of 2001 and 2000.

         Interest Expense at Ronson Consumer Products decreased by $16,000 to $43,000 in the second quarter of 2001 from the second quarter of 2000 and by $28,000 to $97,000 in the first half of 2001 from the first half of 2000 due to decreases in the prime rate of interest.

     Other Items
     -----------

         The General and Administrative Expenses of Corporate and Other were higher in the second quarter and first half of 2001 as compared to the second quarter and first half of 2000 primarily due to higher pension expense as the result of increased amortization related to pension asset reductions in 2000.


     FINANCIAL CONDITION
     -------------------

         The Company's Stockholders' Equity improved to $3,117,000 at June 30, 2001, from $2,859,000 at December 31, 2000. The improvement of $258,000 in Stockholders' Equity was primarily due to the Net Earnings in the first half of 2001. The Company had an improvement of $197,000 in working capital primarily due to the Company's Net Earnings in the first half of 2001. The Company's deficiency in working capital was $950,000 at June 30, 2001, as compared to $1,147,000 at December 31, 2000.

         In the first half of 2001, the Current Assets of Discontinued Operations were reduced by $660,000 and the Current Liabilities of Discontinued Operations were reduced by $726,000 primarily because insurance proceeds of $660,000 from recovery of Prometcor's environmental costs were utilized for Prometcor's environmental costs and professional fees.

         The Increase in Cash from Changes in Current Assets and the Payment of Short-Term Debt were substantially higher in the first half of 2000, than in the first half of 2001. In the first half of 2000, Ronson Aviation's aircraft inventory was reduced by $1,278,000 and Ronson Aviation's related short-term aircraft debt was reduced by $1,153,000.

         The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financial arrangements, potential additional sources of financing and existing cash balances.


     FORWARD-LOOKING STATEMENTS
     --------------------------

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



                                               RONSON CORPORATION



        Date:  August 13, 2001                 /s/Louis V. Aronson II
                                               ----------------------
                                               Louis V. Aronson II, President
                                               and Chief Executive Officer

                                               (Signing as Duly Authorized
                                                Officer of the Registrant)



        Date:  August 13, 2001                 /s/Daryl K. Holcomb
                                               -------------------
                                               Daryl K. Holcomb, Vice President
                                               and Chief Financial Officer,
                                               Controller and Treasurer

                                               (Signing as Chief Financial
                                               Officer of the Registrant)