Form 10QSB
period 2001-09-30
RONSON CORP
filed 2001-11-13
CIK 84919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     As of September 30, 2001, there were 3,456,457 shares of the issuer's common stock outstanding.

                               RONSON CORPORATION

                                FORM 10-QSB INDEX


                                                                       PAGE
                                                                       ----


    PART I -      FINANCIAL INFORMATION:

         CONSOLIDATED BALANCE SHEETS:
                  SEPTEMBER 30, 2001 AND DECEMBER 31, 2000              3

         CONSOLIDATED STATEMENTS OF EARNINGS:
                  QUARTER ENDED SEPTEMBER 30, 2001 AND 2000             4

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000         5

         CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000         6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       13
            OPERATIONS


    PART II - OTHER INFORMATION:

         ITEM 1 - LEGAL PROCEEDINGS                                    17

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                     17

             RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
             ----------------------------------------------------
                          (in thousands of dollars)

                                                           September 30,   December 31,
                                                               2001            2000
                                                           -------------   ------------
                                                           (unaudited)
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                    $     99       $     81
Accounts receivable, net                                        1,781          2,102
Inventories:
  Finished goods                                                2,223          1,605
  Work in process                                                  70            107
  Raw materials                                                   399            404
                                                             --------       --------
                                                                2,692          2,116
Other current assets                                              766            828
Current assets of discontinued operations                         438          1,339
                                                             --------       --------
                    TOTAL CURRENT ASSETS                        5,776          6,466
                                                             --------       --------
Property, plant and equipment, at cost:
  Land                                                             19             19
  Buildings and improvements                                    4,649          4,570
  Machinery and equipment                                       8,320          8,199
  Construction in progress                                         71             59
                                                             --------       --------
                                                               13,059         12,847
Less accumulated depreciation and amortization                  7,418          7,101
                                                             --------       --------
                                                                5,641          5,746

Other assets                                                    1,256          1,574
Other assets of discontinued operations                         1,575          1,574
                                                             --------       --------
                                                             $ 14,248       $ 15,360
                                                             ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                              $  2,057       $  1,697
Current portion of long-term debt and leases                      469            480
Accounts payable                                                1,659          2,167
Accrued expenses                                                1,762          1,701
Current liabilities of discontinued operations                    485          1,568
                                                             --------       --------
                TOTAL CURRENT LIABILITIES                       6,432          7,613
                                                             --------       --------
Long-term debt and leases                                       3,445          3,795
Other long-term liabilities                                     1,088          1,093

STOCKHOLDERS' EQUITY:
Common stock                                                    3,520          3,519
Additional paid-in capital                                     29,233         29,270
Accumulated deficit                                           (26,795)       (27,202)
Accumulated other comprehensive loss                           (1,078)        (1,132)
                                                             --------       --------
                                                                4,880          4,455
Less cost of treasury shares                                    1,597          1,596
                                                             --------       --------
      TOTAL STOCKHOLDERS' EQUITY                                3,283          2,859
                                                             --------       --------
                                                             $ 14,248       $ 15,360
                                                             ========       ========

See notes to consolidated financial statements.

             RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             ----------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)


                                            Quarter Ended
                                            September 30,
                                          ----------------
                                          2001        2000
                                          ----        ----
NET SALES                                $6,593      $6,454
                                         ------      ------
Cost and expenses:
  Cost of sales                           4,111       3,891
  Selling, shipping and advertising         878       1,011
  General and administrative                995         979
  Depreciation and amortization             187         169
                                         ------      ------
                                          6,171       6,050
                                         ------      ------

EARNINGS FROM OPERATIONS                    422         404
                                         ------      ------
Other expense:
  Interest expense                          134         189
  Other-net                                  30          38
                                         ------      ------
                                            164         227
                                         ------      ------

EARNINGS BEFORE INCOME TAXES                258         177

Income tax expenses-net                      86          72
                                         ------      ------

NET EARNINGS                             $  172      $  105
                                         ======      ======


NET EARNINGS PER COMMON SHARE:

  Basic                                  $ 0.05      $ 0.03
                                         ======      ======

  Diluted                                $ 0.05      $ 0.03
                                         ======      ======



See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             ----------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)



                                           Nine Months Ended
                                             September 30,
                                          ------------------
                                          2001          2000
                                          ----          ----

NET SALES                                $19,894      $19,256
                                         -------      -------
Cost and expenses:
  Cost of sales                           12,307       11,836
  Selling, shipping and advertising        2,817        2,947
  General and administrative               3,080        2,864
  Depreciation and amortization              565          508
                                         -------      -------
                                          18,769       18,155
                                         -------      -------

EARNINGS FROM OPERATIONS                   1,125        1,101
                                         -------      -------
Other expense:
  Interest expense                           435          554
  Other-net                                   89          107
                                         -------      -------
                                             524          661
                                         -------      -------

EARNINGS BEFORE INCOME TAXES                 601          440

Income tax expenses-net                      194          179
                                         -------      -------

NET EARNINGS                             $   407      $   261
                                         =======      =======


NET EARNINGS PER COMMON SHARE:

  Basic                                  $  0.12      $  0.08
                                         =======      =======

  Diluted                                $  0.12      $  0.08
                                         =======      =======


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               --------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                         2001          2000
                                                         ----          ----
Cash Flows from Operating Activities:
Net earnings                                           $   407       $   261
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                           565           508
   Deferred income tax expenses                            206           172
   Increase (decrease) in cash from changes in
      current assets and current liabilities              (640)          214
   Net change in pension-related accounts                  146           (35)
   Discontinued operations                                (194)         (418)
   Other                                                    12            --
                                                       -------       -------
      Net cash provided by operating activities            502           702
                                                       -------       -------
Cash Flows from Investing Activities:
Net cash used in investing activities,
   capital expenditures                                   (447)         (261)
                                                       -------       -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                              840           433
Proceeds from long-term debt                                --           337
Proceeds from issuance of common stock                      --           578
Payments of short-term debt                               (480)       (1,455)
Payments of long-term debt                                (339)         (328)
Payments of long-term lease obligations                    (22)          (92)
Other                                                      (36)          (41)
                                                       -------       -------

      Net cash used in financing activities                (37)         (568)
                                                       -------       -------
   Net increase (decrease) in cash                          18          (127)

   Cash at beginning of period                              81           187
                                                       -------       -------

   Cash at end of period                               $    99       $    60
                                                       =======       =======




See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)


Note 1: ACCOUNTING POLICIES

         Basis of Financial Statement Presentation - The information as of and for the three-month and nine-month periods ended September 30, 2001 and 2000, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.

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


Note 2: PER COMMON SHARE DATA

         The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):


                                     Quarter Ended September 30,
                        ------------------------------------------------------
                                   2001                        2000
                        --------------------------  --------------------------
                                             Per                         Per
                                            Share                       Share
                        Earnings   Shares   Amount  Earnings   Shares   Amount
                        --------   ------   ------  --------   ------   ------

    Net Earnings......  $    172                    $    105
    Less accrued
      dividends on
      preferred stock.        (2)                         (2)
                        --------                    --------
      BASIC                  170    3,456   $ 0.05       103    3,455   $ 0.03
                                            ======                      ======
    Effect of dilutive
      securities (1):
      Stock options...                  8                          --
      Cumulative con-
       vertible prefer-
       red stock......         2       35                 --       --
                        --------    -----           --------    -----
      DILUTED           $    172    3,499   $ 0.05  $    103    3,455   $ 0.03
                        ========    =====   ======  ========    =====   ======

                                   Nine Months Ended September 30,
                        ------------------------------------------------------
                                  2001                        2000
                        --------------------------  --------------------------
                                            Per                         Per
                                           Share                       Share
                        Earnings  Shares   Amount   Earnings  Shares   Amount
                        --------  ------   ------   --------  ------   ------

    Net Earnings......  $    407                    $    261
    Less accrued
      dividends on
      preferred stock.        (5)                         (6)
                        --------                    --------
      BASIC                  402    3,456  $ 0.12        255    3,382  $ 0.08
                                           ======                      ======
    Effect of dilutive
      securities (1):
      Stock options...                 --                          --
      Cumulative con-
       vertible prefer-
       red stock......        --       --                 --       --
                        --------    -----           --------    -----
      DILUTED           $    402    3,456  $ 0.12   $    255    3,382  $ 0.08
                        ========    =====  ======   ========    =====  ======


(1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the quarter ended September 30, 2000, and for the nine month periods ended September 30, 2001 and 2000, and, therefore, were excluded from the calculation and reconciliation of Diluted Net Earnings per Common Share for those periods.

    Note 3:  SHORT-TERM DEBT

         In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Summit Bank ("Summit"), which has since become Fleet Business Capital, for a Revolving Loan, expiring on June 30, 2002. The Revolving Loan of $1,138,000 at September 30, 2001, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

         In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $79,000 (C$125,000) at September 30, 2001, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory.

         At September 30, 2001, Ronson Aviation, Inc. ("Ronson Aviation") had a note payable of $840,000 due to Raytheon Aircraft Credit Corp. The note is collateralized by specific aircraft, and the note is to be repaid from the proceeds from the sale of the aircraft.

         In 1997 Ronson Aviation entered into an agreement with Summit for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan provides a line of credit up to $400,000 to Ronson Aviation based on the level of its accounts receivable, and expires on June 30, 2002. At September 30, 2001, Ronson Aviation utilized no borrowings under the Revolving Loan.


Note 4: LONG-TERM DEBT

         In May 1999 the Company, RCPC and Summit entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,608,000 at September 30, 2001, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004.

         In 1997 Ronson Aviation entered into a Term Loan agreement with Summit in the original amount of $285,000. The Term Loan is payable in monthly installments of $4,750 plus interest. The Term Loan balance was $57,000 at September 30, 2001.


         Ronson Aviation has several additional term loans payable to Summit with balances at September 30, 2001, totalling approximately $1,948,000 collateralized by specific aircraft.

         In 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note, with a balance of $190,000 at September 30, 2001, is payable in monthly installments of $2,775 including interest, through September 14, 2008. The Promissory Term Note is secured by the leased premises of Ronson Aviation's new aircraft fueling facilities complex and all related equipment.


Note 5: CONTINGENCIES

         In 1999 the Company filed a lawsuit against several of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In the fourth quarter of 2000 and nine months of 2001, the Company reached settlement agreements with several of the insurance carriers involved. To date, these settlements have totalled approximately $1,200,000. The Company, based on statements of its counsel in the matter, believes additional recovery is probable, and the Company has a reasonable possibility of obtaining a sizable recovery beyond the amounts recognized to date.

         In February 1999 Ronson Aviation completed the installation of a new 58,500 gallon fueling facility and ceased use of most of its former underground fuel storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in the fourth quarter of 1999 as required by the New Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. In October 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.


         The Company is involved in various lawsuits, tax audits, and claims. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company's financial position.

Note 6: PREFERRED STOCK

         Dividends in arrears on the Company's 12% Cumulative Convertible Preferred Stock at September 30, 2001, totalled $1.89 per share of preferred stock (thirty-six quarters at $0.0525 per share per quarter), or approximately $66,000 in the aggregate.


Note 7: INDUSTRY SEGMENTS INFORMATION

         The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

   Financial information by industry segment is summarized below (in thousands):


                                     Quarter Ended               Nine Months Ended
                                      September 30,                 September 30,
                                   -------------------           -------------------
                                   2001           2000           2001           2000
                                   ----           ----           ----           ----
Net sales:
  Consumer Products              $  3,935       $  3,861       $ 12,013       $ 12,101
  Aviation Services                 2,658          2,593          7,881          7,155
                                 --------       --------       --------       --------
    Consolidated                 $  6,593       $  6,454       $ 19,894       $ 19,256
                                 ========       ========       ========       ========
Earnings (loss) from
  operations:
  Consumer Products              $    558       $    421       $  1,475       $  1,617
  Aviation Services                   299            252            974            512
                                 --------       --------       --------       --------
  Total reportable segments           857            673          2,449          2,129
  Corporate and others               (403)          (379)        (1,292)        (1,138)
  Non-recurring income (loss)         (32)           110            (32)           110
                                 --------       --------       --------       --------
    Consolidated                 $    422       $    404       $  1,125       $  1,101
                                 ========       ========       ========       ========
Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products              $    507       $    352       $  1,315       $  1,414
  Aviation Services                   250            162            803            252
                                 --------       --------       --------       --------
  Total reportable segments           757            514          2,118          1,666
  Corporate and others               (467)          (447)        (1,485)        (1,336)
  Non-recurring income (loss)         (32)           110            (32)           110
                                 --------       --------       --------       --------
    Consolidated                 $    258       $    177       $    601       $    440
                                 ========       ========       ========       ========

Note 8: STATEMENTS OF CASH FLOWS

         Certificates of deposit that have a maturity of 90 days or more are not considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                             Nine Months Ended
                                               September 30,
                                             -----------------
                                               2001     2000
                                               ----     ----

         Cash Payments for:

              Interest                         $411     $528
              Income Taxes                       10        7

         Financing & Investing Activities
           Not Affecting Cash:

           Issuance of 25,628 shares of
             common stock for services           --       65

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 2001 Compared to Third Quarter 2000 and Nine Months 2001 Compared to Nine Months 2000.

         Ronson Corporation's (the "Company's") Net Earnings increased by 64% in the third quarter of 2001 to $172,000 from $105,000 in the third quarter of 2000. Net Earnings in the nine months of 2001 increased by 56% to $407,000 from $261,000 in the nine months of 2000. The Net Earnings in the third quarter and nine months of 2000 included non-recurring income of about $65,000 after income taxes (refer to Ronson Aviation below).

Consolidated
-------------
(in thousands)
                                          Quarter Ended     Nine Months Ended
                                          September 30,       September 30,
                                          -------------      --------------
                                          2001     2000      2001      2000
                                          ----     ----      ----      ----

     Net sales                          $ 6,593  $ 6,454   $19,894   $19,256
     Earnings from operations               454      294     1,157       991
     Earnings before income taxes and
      non-recurring items                   290       67       633       330
     Non-recurring income (loss)            (32)     110       (32)      110
     (refer to Ronson Aviation below)

         Earnings from Operations in 2001 increased by 54% in the third quarter and by 17% in the nine months when compared to the same periods in 2000 excluding the non-recurring items.

         Earnings before Income Taxes and Non-recurring Items in the third quarter of 2001 were more than four times the amount in the third quarter of 2000. Similarly, the Earnings before Income Taxes and Non-recurring Items in the nine months of 2001 increased by 92% compared to the nine months of 2000.

         Net Sales increased to $6,593,000 in the third quarter of 2001 from $6,454,000 in the third quarter of 2000. Net Sales increased to $19,894,000 in the nine months of 2001 from $19,256,000 in the nine months of 2000.


Ronson Consumer Products
------------------------
(in thousands)
                                          Quarter Ended    Nine Months Ended
                                          September 30,      September 30,
                                          -------------      --------------
                                          2001     2000      2001      2000
                                          ----     ----      ----      ----

     Net sales                          $ 3,935  $ 3,861   $12,013   $12,101
     Earnings from operations               558      421     1,475     1,617
     Earnings before income taxes and
      intercompany charges                  507      352     1,315     1,414

         Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 2% in the third quarter of 2001 compared to the third quarter of 2000. The Net Sales at Ronson Consumer Products decreased by 1% in the nine months of 2001 compared to the nine months of 2000.

         Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products, was unchanged at 53% in the third quarters of 2001 and 2000 and increased to 54% in the nine months of 2001 from 52% in the nine months of 2000. This increase in the Cost of Sales percentage in the nine months was due primarily to increased material costs mostly related to the Company's
Ronsonol fuel and Multi-Fill butane products because of higher oil prices.

         Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, decreased to 22% in the third quarter of 2001 from 26% in the third quarter of 2000 and decreased to 23% in the nine months of 2001 from 24% in the nine months of 2000 primarily due to lower selling expenses in the third quarter of 2001.

         General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in both the third quarters and nine months of 2001 and 2000.

         Interest Expense at Ronson Consumer Products decreased by $19,000 to $44,000 in the third quarter of 2001 from the third quarter of 2000 and by $47,000 to $141,000 in the nine months of 2001 from the nine months of 2000 due to decreases in the prime rate of interest.

Ronson Aviation
---------------
(in thousands)                            Quarter Ended     Nine Months Ended
                                          September 30,       September 30,
                                          -------------      ---------------
                                          2001     2000      2001       2000
                                          ----     ----      ----       ----

     Net sales                          $ 2,658  $ 2,593   $ 7,881   $ 7,155
     Earnings from operations               299      252       974       512
     Earnings before income taxes and
      intercompany charges                  250      162       803       252
     Non-recurring income (loss)            (32)     110       (32)      110

         Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 3% in the third quarter of 2001 from the third quarter of 2000, primarily due to increased sales of aircraft and aviation fuel which were partially offset by lower sales of other general aviation services. Net Sales also increased by $726,000 or 10% in the nine months of 2001 from the nine months of 2000, primarily due to the increased sales of aviation fuel partially offset by lower sales of aircraft. The increase of fuel sales in the nine months of 2001 was due both to increased fuel volume sold and higher fuel selling prices because of higher oil prices.

         Ronson Aviation's Net Sales and results of operations for the third quarter and nine months of 2001 were not materially affected by the disruption in the nation's air transportation system after September 11, 2001. Reduced sales in the period immediately after September 11th were partially offset by increased sales of fuel and charter services in late September due to increased demand for private air transportation services.

         Beginning in October 2001 Ronson Aviation ceased use of its two Beech C-99 turbo-prop aircraft in its charter business. The two aircraft were sold in October and early November. The Company will continue to operate its Citation II Jet for charter operations. Other than costs related to ceasing use of the two C-99 aircraft and the aircraft sales in the fourth quarter of 2001, management does not expect a material effect on the Company's results of operations. The sale of the two C-99 aircraft will reduce the Company's long-term debt and fixed assets and improve its working capital.

         Ronson Aviation's Cost of Sales excluding non-recurring items, as a percentage of Net Sales, decreased to 75% in the third quarter of 2001 from 76% in the third quarter of 2000, and was reduced to 73% in the nine months of 2001 from 78% in the nine months of 2000. The changes in the Cost of Sales percentages in 2001 were primarily due to the changes in mix of products sold.

         Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were reduced to 9% in the third quarter of 2001 from 11% in the third quarter of 2000, and were unchanged at 10% in the nine months of 2001 and 2000.

         Interest Expense at Ronson Aviation decreased by $41,000 to $48,000 in the third quarter of 2001 from the third quarter of 2000 and by $86,000 to $168,000 in the nine months of 2001 from the nine months of 2000 due to decreases in the prime rate of interest and to reduced debt.

         The Non-recurring Loss at Ronson Aviation in the third quarter and nine months of 2001 was related to the Company's ceasing use of its two C-99 charter aircraft. The Non-recurring Income of $110,000 at Ronson Aviation in the third quarter and nine months of 2000 was due to settlement of an insurance claim related to a 1998 fuel spill. In the third quarter of 2000, Ronson Aviation settled the fuel spill claim for about $144,000, and recorded income of $110,000, net of related costs.

Other Items
-----------

         The General and Administrative Expenses of Corporate and Other were higher in the third quarter and nine months of 2001 as compared to the third quarter and nine months of 2000 primarily due to higher pension expense as the result of increased amortization related to pension asset reductions in 2000.


FINANCIAL CONDITION
-------------------

         The Company's Stockholders' Equity improved by $424,000 to $3,283,000 at September 30, 2001, from $2,859,000 at December 31, 2000. The improvement of $424,000 in Stockholders' Equity was primarily due to the Net Earnings in the nine months of 2001. The Company had an improvement of $491,000 in working capital primarily due to the Company's Net Earnings in the nine months of 2001. The Company's deficiency in working capital was $656,000 at September 30, 2001, as compared to $1,147,000 at December 31, 2000.

         During the nine months of 2001, the Current Assets of Discontinued Operations at Prometcor were reduced by $901,000 and the Current Liabilities of Discontinued Operations were reduced by $1,083,000. These changes were primarily because insurance proceeds from partial recovery of Prometcor's environmental costs were utilized in payment for some of Prometcor's environmental costs and professional fees. The receivable for the insurance recovery was recorded in 2000 and was included in Current Assets of Discontinued Operations at December 31, 2000. Prometcor's environmental costs and professional fees referred to above were accrued in prior years and included in Current Liabilities of Discontinued Operations at December 31, 2000.

         In the nine months of 2001, Finished Goods Inventory and Short-term Debt increased due to Ronson Aviation's receiving delivery of an aircraft for resale at a cost of about $870,000 in the third quarter of 2001. Ronson Aviation has a purchase order from a customer for this aircraft which is expected to be sold in the fourth quarter of 2001.

         The Increases in Cash from Changes in Current Assets and the Payments of Short-Term Debt were substantially higher in the nine months of 2000 than in the nine months of 2001. In the nine months of 2000, Ronson Aviation's aircraft inventory was reduced by $855,000 and Ronson Aviation's related short-term aircraft debt was reduced by $793,000.

         In the third quarter of 2001, the Company settled for $100,000 a Superfund Site matter with the United States Environmental Protection Agency ("USEPA"). In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the USEPA related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). In August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties for waste disposed of prior to 1980 at a landfill at the Site. The matter was settled in September 2001, and the settlement did not have a material effect on the Company's results of operations or financial condition.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

         In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site ("Site"). In August 1995 the Company received a General Notice Letter from the USEPA notifying the Company that the USEPA considered the Company one of about four thousand Potentially Responsible Parties for waste disposed of prior to 1980 at a landfill at the Site. The matter was settled in September 2001, and the settlement did not have a material effect on the Company's results of operations or financial condition.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

                  None.

         (b) Reports on Form 8-K

                  On October 23, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 5 of such report. No financial statements or pro forma financial information was included in this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RONSON CORPORATION


Date: November 12, 2001            /s/ Louis V. Aronson II
                                   ------------------------------
                                   Louis V. Aronson II, President
                                   & Chief Executive Officer

                                   (Signing as Duly Authorized
                                    Officer of the Registrant)



Date: November 12, 2001            /s/ Daryl K. Holcomb
                                   --------------------------------
                                    Daryl K. Holcomb, Vice President
                                    & Chief Financial Officer,
                                    Controller & Treasurer

                                   (Signing as Chief Financial
                                    Officer of the Registrant)