Form 10-K
period 2001-12-31
RONSON CORP
filed 2002-03-28
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
  (Mark One)

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the transition period from________ to _______.

                           Commission File No. 1-1031

                               RONSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW JERSEY                              22-0743290
       ------------------------             ------------------------------------
       (State of incorporation)             (I.R.S. Employer Identification No.)


        CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.                 08875
        -------------------------------------------              ----------
          (Address of principal executive office)                (Zip Code)


                         Registrant's telephone number:
                                 (732) 469-8300

           Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
        Title of each class                       on which registered
        ----------------------                    ----------------------
        Common Stock par value                    Nasdaq SmallCap Market
            $1.00 per share


        12% Cumulative Convertible              Over-the-Counter Bulletin Board
            Preferred Stock
            No par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
     amendment to this Form 10-K.                         [ X ]

     The aggregate market value of common equity held by non-affiliates of the registrant was $3,100,000 as of February 28, 2002, computed by reference to the average bid and asked price of such common equity.

     As of February 28, 2002, there were 3,456,457 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


        Part I
        ------

        Item  1.  Business.

              2.  Properties.

              3.  Legal Proceedings.

              4.  Submission of Matters to a Vote of
                  Security Holders.


        Part II
        --------

         Item 5. Market for the Company's Common Stock and Related Stockholder Matters.

              6.   Selected Financial Data.

              7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              7A.  Quantitive and Qualitative Disclosures about Market Risk.

              8.   Financial Statements and Supplementary Data.

              9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


        Part III
        --------

         Item 10.  Directors and Executive Officers of the Registrant.

              11.  Executive Compensation.

              12.  Security Ownership of Certain  Beneficial  Owners and
                   Management.

              13.  Certain Relationships and Related Transactions.


        Part IV
        -------

          Item 14.  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.

                                     PART I
                                     ------

     Item 1 - DESCRIPTION OF BUSINESS
     --------------------------------

     (a) General Development of Business.

          The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928.

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

          In December 1989 the Company adopted a plan to discontinue the operations of Ronson Metals Corporation, Newark, New Jersey, one of the Company's wholly owned subsidiaries. On January 8, 1997, Ronson Metals Corporation amended its Certificate of Incorporation to change its corporation name to Prometcor, Inc. ("Prometcor"). Prometcor had sizable losses in several years prior to 1987 with reduced losses continuing in 1987 through 1989. In 1990 operations ceased at Prometcor and Prometcor began complying with the New Jersey Industrial Site Recovery Act ("ISRA"), formerly ECRA, and all other applicable laws. As part of the plan to sell the properties of the Prometcor discontinued operations, Prometcor has also completed termination of its United States Nuclear Regulatory Commission ("NRC") license. Compliance with ISRA and NRC requirements has continued through 2001 and into 2002. In March 2002 Prometcor received a "No Further Action" ("NFA") letter from the New Jersey Department of Environmental Protection ("NJDEP") for all areas of concern (except groundwater) releasing the property. (See Environmental Matters below and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     (b) Financial Information about Segments

          Refer to Note 12 of the Notes to Consolidated Financial Statements below.

     (c) Narrative Description of Business.

          (1) Consumer Products
              -----------------

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

     RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. A subsidiary of WalMart Stores, Inc. ("WalMart") is a significant distributor for the consumer products segment and, as such, supplies Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on WalMart or its distributor subsidiary because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to various units of WalMart in 2001 and 2000 accounted for 10% of Consolidated Net Sales of the Company and 18% of Net Sales of the segment, most of which were to WalMart's distributor subsidiary.

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

          In 1995 Ronson Consumer Products introduced a new lighter product, the RONII refillable butane lighter, in both the United States and Canada. The RONII is a pocket lighter that meets the child resistant requirements issued by the Consumer Product Safety Commission. The RONII is manufactured for the Company in Spain and is sold through the Company's distribution channels. The RONII is priced competitively but has strong competition from several other brands of disposable lighters as well as much lower priced unbranded imports from China and other Far Eastern countries.

          In 1997 Ronson Consumer Products introduced a new lighter product, the Ronson WINDII windproof lighter, in the United States and Canada. The WINDII uses Ronson flints, Ronsonol lighter fuel and Ronson wicks. The WINDII faces strong competition from another nationally distributed brand and from unbranded imports.

          The Ronson WINDII lighter and Varaflame Ignitor are manufactured in China, both in accordance with the engineering and quality specifications of the Company. The Company has the exclusive right to market these products in the United States, Canada and Mexico, and does so through its distribution channels. The Varaflame Ignitor is refillable with Ronson butane refills. The Varaflame Ignitor encounters strong competition from imported disposable and refillable ignitors.

          In late 1999 Ronson Consumer Products introduced the new EURO LITE blue point flame butane lighter, in both the United States and Canada. The EURO LITE uses Ronson Multi-Fill butane fuel injectors. It is manufactured in China in accordance with the Company's engineering and quality specifications. The EURO LITE faces strong competition from other nationally distributed brands and unbranded imports.

          During 2001 the Company developed a refillable ignitor called the Ronson AmeroFlame Ignitor. The AmeroFlame Ignitor has a patented child resistant/adult friendly mechanism. Its design includes a unique see-through refillable fuel tank and is fueled by Ronson Multi-Fill butane to light barbecues, fireplaces, candles, lanterns and has many other uses. It is packaged and is sold as a single ignitor or in kit form with a 26 gram Ronson Multi-Fill Butane. In the first half of 2002, the AmeroFlame Ignitor is replacing the Varaflame Ignitor.

          (2)  Aviation - Fixed Wing Operations and Services and Helicopter
               ------------------------------------------------------------
               Services
               --------

          Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter, air cargo, cargo handling, avionics, management aviation services, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Description of Properties, (3) Trenton, New Jersey). In its passenger and cargo services, Ronson Aviation operates a Citation II Jet airplane in charter operations. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Raytheon Aircraft and Parts Sales and Service Center and a customer service facility for Bell Helicopter Textron.

          At December 31, 2001, Ronson Aviation had orders to purchase two new aircraft from Raytheon Aircraft Corporation, both of which are for resale. The total sales value of these aircraft is approximately $1,780,000. The orders are subject to cancellation by Ronson Aviation.

          Ronson Aviation is subject to extensive competition in its air charter activities, but Ronson Aviation is the only provider of aviation services to the private, corporate and commercial flying public at Trenton-Mercer Airport in Trenton, New Jersey.


     ENVIRONMENTAL MATTERS
     ---------------------

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

          In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its facilities, Prometcor, located in Newark, New Jersey, and to comply with ISRA (formerly ECRA) and all other applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the NJDEP as to its NJDEP related environmental compliance activities respecting its Newark facility. As the result of sampling and the evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and in the first quarter of 1997, areas of contamination in the groundwater below a section of the property were identified. Sampling and delineation have been undertaken and will be continuing in this area of the property. The Company's plan to resolve the groundwater issue has not yet been approved by the NJDEP. The Company expects that long-term monitoring of groundwater will be required. The full extent of the remaining costs related to groundwater is not determinable until all testing and remediation have been completed and accepted by the NJDEP.

          In May 2001 Prometcor received termination of the NRC license held by Prometcor. This action was taken by the NRC at Prometcor's request following Prometcor's compliance with applicable requirements. In March 2002 Prometcor received an NFA letter from the NJDEP for all areas of concern (except groundwater). With this NRC termination and the NJDEP NFA letter, the NRC and NJDEP released the Prometcor property.

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

          The Company believes that compliance with environmental laws and regulations will not have a material effect upon the Company's future capital expenditures or competitive position.

     PATENTS AND TRADEMARKS
     ----------------------

          The Company maintains numerous patents and trademarks for varying periods in the United States, Canada, Mexico and a limited number of other countries. While both industry segments may benefit from the Company's name as a registered trademark, the patents and trademarks which are held principally benefit the consumer products segment of the Company's business.


     SEASONALITY AND METHODS OF COMPETITION
     --------------------------------------

          No material portion of the Company's business is seasonal. The Company uses various methods of competition as appropriate in both of its industry segments, such as price, service and product performance.


     RESEARCH ACTIVITIES
     -------------------

          The Company's consumer products segment expensed approximately $227,000, $288,000 and $232,000 during the fiscal years ended December 31, 2001, 2000 and 1999, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

     NUMBER OF EMPLOYEES
     -------------------

          As of December 31, 2001, the Company and its subsidiaries employed a total of 113 persons.


     CUSTOMER DEPENDENCE
     -------------------

          See above under "Consumer Products".

     SALES AND REVENUES
     ------------------

          The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                                  Consumer         Aviation Operations
                                  Products             and Services
                                  --------             ------------

          2001                       55%                   45%

          2000                       57%                   43%

          1999                       65%                   35%

     (d)  Financial Information About Geographic Areas

          Refer to Note 12 of the Notes to Consolidated Financial Statements.


     Item 2 - DESCRIPTION OF PROPERTIES
     ----------------------------------

          The following list sets forth the location and certain other information concerning the Company's manufacturing and office facilities. The Company's facilities are in relatively modern buildings which were designed for their present purpose. The Company believes its manufacturing and other facilities to be suitable for the operations conducted. In the list below, "medium" facilities are those which have between 20,000 and 100,000 square feet; and "small" facilities are those which have less than 20,000 square feet.

          The facilities in Woodbridge, New Jersey, and Canada comprise the consumer products segment. The Trenton, New Jersey, facilities are used by the aviation services segment.

          (1)  Woodbridge, New Jersey

          Facilities included in (a) and (b) below are owned subject to first and second mortgages in favor of Fleet Capital Corporation.

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


     Item 3 - LEGAL PROCEEDINGS
     --------------------------

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

     RONSON CORPORATION v. THE HOME INDEMNITY COMPANY, ET AL
     -------------------------------------------------------

          In the third quarter of 1999, the Company filed a lawsuit in the Superior Court of New Jersey Law Division : Essex County against a number of its former general liability insurance carriers seeking recovery for environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In 2000 and 2001 the Company reached agreement with most of the carriers totalling approximately $1,200,000. In March 2002 the Company reached settlement with the final insurance carrier in the amount of $600,000. (Refer to Notes 2 and 16 of the Notes to Consolidated Financial Statements.)

          In September 1998 the Company received a "de minimis" settlement offer ("Settlement Offer") from the United States Environmental Protection Agency ("USEPA") related to waste disposed of prior to 1980 at a landfill in Monterey Park, California, which the USEPA had designated as a Superfund Site. The Company and the USEPA settled the matter in the fourth quarter of 2001. The settlement did not have a material effect on the Company's financial condition or results of operations.

     Gary & Margaret Minnich vs. Ronson Consumer Products Corporation and
     --------------------------------------------------------------------
     Walmart Stores East, Inc.
     -------------------------

          In March 2002 Ronson Consumer Products Corporation was advised that it is the Defendant in a product liability lawsuit pending in the Circuit Court for Washington County, Maryland, in which Plaintiffs seek damages for an incident that allegedly occurred in February 1999, when a cigarette lighter allegedly distributed by the Company allegedly ignited the clothing of Gary Minnich. The case was filed in February 2002. The Plaintiffs seek substantial damages and discovery has not begun. Claimants have not submitted any information or evidence in support of any aspect of their claim. Management believes that the claim is without merit and a loss, if any, would be well within the limits of insurance coverage.


     Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ------------------------------------------------------------

          (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on November 27, 2001, the matters set forth in the Company's 2001 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

          (b) Messrs. Robert A. Aronson, Erwin M. Ganz and Justin P. Walder were elected as Class II directors for three-year terms by 85.4% or more of the votes cast at the Meeting.

          (c) The adoption of the Ronson Corporation 2001 Incentive Stock Option Plan was approved by 84.6% of the votes cast at the Meeting.

          (d) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2001 was ratified by 88.9% of the votes cast at the Meeting.

          The number of affirmative votes, negative votes and abstentions on each matter is set forth in the Report of Inspectors of Election, a copy of which is attached hereto as Exhibit 99(a).


                                     PART II
                                     -------

     Item 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
     ----------------------------------------------------------
              STOCKHOLDER MATTERS
              -------------------

          a) The principal market for trading in Ronson common stock is the Nasdaq SmallCap Market. Market data for the last two fiscal years are listed below for information and analysis. The data presented reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

        2001
        --------------------------------------------------
        Quarter            1st      2nd      3rd      4th
        --------------------------------------------------
        High Bid          $2.06    $1.88    $1.60    $1.76
        Low Bid           $1.38    $1.04    $ .90    $1.05

        2000
        --------------------------------------------------
        Quarter            1st      2nd      3rd      4th
        --------------------------------------------------
        High Bid          $2.50    $2.50    $2.13    $2.06
        Low Bid           $1.88    $1.94    $2.00    $1.06

          b) At February 28, 2002, there were 2,409 stockholders of record of the Company's common stock.

          c) No dividends were declared or paid on the Company's common stock in the two years ended December 31, 2001.


     Item 6 - SELECTED FINANCIAL DATA
     --------------------------------

          The information required by this Item is filed with this report on page 32 and is incorporated herein by reference.







     Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     --------------------------------------------------------------------
                     AND RESULTS OF OPERATIONS
                     -------------------------

     RESULTS OF OPERATIONS
     ---------------------

     2001 Compared to 2000

          The Company's Net Earnings in 2001, after non-recurring items, were $531,000, an increase of 22% from $434,000 in 2000.

          The Company's Net Sales increased by 4% to $29,020,000 in 2001 compared to $28,008,000 in 2000. The Net Sales in 2001 included sales of $1,350,000 for two charter aircraft at Ronson Aviation.

          The Company's Earnings from Continuing Operations before Interest, Other Items, and Non-recurring Items were $1,733,000 in the year 2001, an increase of $285,000 or 20%, over $1,448,000 in the year 2000.

          The Company's Earnings from Continuing Operations before Income Taxes and Non-recurring Items increased to $1,088,000 in the year 2001 from $568,000 in 2000, an increase of 92%.

     Ronson Consumer Products
     ------------------------
     (in thousands)
                                                        Year Ended
                                                        December 31,
                                                      2001        2000
                                                      ----        ----

     Net sales                                     $ 16,024    $ 16,081
     Earnings before interest, other items,
       intercompany charges, and taxes                1,952       1,967
     Earnings before intercompany charges
       and taxes                                      1,755       1,696

           Net Sales of consumer products at Ronson Consumer Products were nearly unchanged in 2001 compared to 2000. Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products was unchanged at 54% in 2001 and in 2000. Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were slightly lower at 32% in 2001 from 33% in 2000.

           Interest Expense at Ronson Consumer Products decreased by $77,000 to $172,000 in 2001 from 2000 due to decreases in the prime rate of interest and to lower average debt levels.

     Ronson Aviation
     ---------------
     (in thousands)
                                                        Year Ended
                                                        December 31,
                                                      2001        2000
                                                      ----        ----

     Net sales                                     $ 12,996    $ 11,927
     Earnings before interest, other items,
       intercompany charges, and taxes                1,518         928
     Earnings before intercompany charges
       and taxes                                      1,316         587
     Non-recurring income (loss)                       (232)        110

           Net Sales at Ronson Aviation increased by 9% in 2001 from 2000, primarily due to increased fuel sales and sales of $1,350,000 for two turbo prop C-99 charter aircraft, offset by decreases in sales of other aircraft and of C-99 charter services. The sale of the two C-99 aircraft reduced the Company's long-term debt by $704,000 and fixed assets by $1,490,000 and improved its working capital by about $720,000. The increased sales of aviation fuel in 2001 were due primarily to increased fuel volume sold.

           Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 77% in 2001 as compared to 81% in 2000. The decrease in the Cost of Sales percentage in 2001 was primarily due to the change in mix of products sold.

           Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 8% in 2001 and 2000.

           The non-recurring item in 2001 relates to the sale of Ronson Aviation's two turbo prop C-99 charter aircraft and the related reduction in personnel. Sales in the year 2001 included the proceeds of $1,350,000 from the sale of the two charter aircraft. The 2001 Non-recurring Loss of $232,000 consisted of a loss on the two C-99 aircraft sales of $140,000 and the related costs of $92,000. The Company will continue to operate its Citation II Jet in its charter operations. Other than costs related to ceasing use of the two C-99 aircraft and the aircraft sales in the fourth quarter of 2001, management does not expect a material effect on the Company's future results of operations.

           Interest Expense at Ronson Aviation decreased by $131,000 to $198,000 in 2001 due to decreases in the prime rate of interest and to reduced debt.


     Other Items
     -----------

           The General and Administrative Expenses of Corporate and Others were higher in 2001 as compared to 2000 primarily due to higher pension expense as the result of increased amortization related to pension asset reductions in 2000.


     Discontinued Operations
     -----------------------

           The Loss from Discontinued Operations included the costs recorded by the Company related to the discontinuance of Prometcor, as follows (in thousands):

                                               Year Ended December 31,
                                              2001      2000      1999
                                              ----      ----      ----

        Insurance recovery income            $  175    $   645   $   --
        Discontinuance costs accrued            175        645       763
                                             ------    -------   -------
                                                 --         --       763
        Deferred income tax benefits             --         --      (277)
                                             ------    -------   -------
        Loss from discontinued operations    $   --    $    --   $   486
                                             ======    =======   =======

           In 1990 the Company discontinued the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations in 1990, Prometcor began its compliance with the environmental requirements of the New Jersey Environmental Cleanup Responsibility Act ("ECRA"), now known as the Industrial Site Recovery Act ("ISRA"), administered by the New Jersey Department of Environmental Protection ("NJDEP") and other applicable laws with the objective of selling the land and existing buildings previously used in the discontinued operations. The discontinuance of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license.

           In 2001 and to date in 2002, Prometcor made substantial progress in the environmental clearance of its property in Newark, N.J. In May 2001 the NRC released the last remaining parcel for unrestricted use. A similar release of this parcel was received from the NJDEP in March 2002. Prometcor's manufacturing buildings had stood on this site. The sale of this final parcel of the property will be closed under the existing sales contract for about $295,000. The sale of the property is expected to proceed in the next few months with the Company retaining responsibility for the groundwater-related activities.

           The Company's plan to resolve groundwater issues has not yet been approved by the NJDEP. Further testing completed in 2000 resulted in increased estimates of the range of costs to be incurred. These costs will be incurred over an extended number of years. In calculating and accruing these costs, the Company has discounted the costs to the present value.

           While making this progress to complete clearance of the property, Prometcor incurred greater than anticipated costs primarily due to the greater quantity of soil removed and disposed of at a licensed disposal facility, and an extended period of time to satisfy all regulatory requirements. Due to the increased costs incurred and anticipated, Prometcor accrued additional costs of $175,000 in the fourth quarter of 2001, offset by the insurance recovery income.

           Since the termination of Prometcor's business operations in 1990, the total costs and expenses related to discontinued operations less the expected gain from the eventual sale of Prometcor's assets, have been estimated, based on the latest available information, to be about $7,350,000. These estimated costs and expenses consist of: Prometcor's expenses for the completion of compliance with the NJDEP and NRC environmental regulations; the termination of Prometcor's business operations; environmental consulting costs, legal and other professional fees; and costs for the maintenance of the Prometcor property, including insurance and taxes. These costs and expenses, net of deferred income tax benefits, have been charged against the Company's Loss from Discontinued Operations and Net Earnings (Loss) between the beginning of

     1990 and year end 2001. The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2001, was based, in accordance with normal accounting practices, on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is approximately $600,000 above the lower limit.

           The full extent of the costs and time required for completion of the NJDEP environmental clearance is not determinable until the remediation and confirmatory testing of the properties have been completed and accepted by the NJDEP.

           In the second half of 1999, the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In 2000 and 2001 the Company reached settlement agreements with eleven of the twelve insurance carriers involved. These settlements totalled approximately $1,230,000. Based on the settlements in 2001 and 2000, in the fourth quarter of 2001, Prometcor recognized insurance recovery income in the amount of about $175,000, net of related costs.

           On March 6, 2002, the Company reached a settlement with the last remaining insurance company in the above matter. This last settlement was in the amount of $600,000. After related costs, the Company expects to recognize Income From Discontinued Operations in the first quarter of 2002 of $285,000 before income taxes and $170,000 after income taxes due to this settlement.

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

           Net Sales of consumer products at Ronson Consumer Products were unchanged in 2000 compared to 1999. Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 54% in 2000 compared to 51% in 1999 primarily due to increases in 2000 in the cost of materials primarily related to the Company's Ronsonol fuel and Multi-Fill butane products due to rising oil prices, in research and development, and in costs related to the ignitor utility lighter. Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased slightly to 33% in 2000 from 32% in 1999 primarily due to increases in selling expenses in 2000. The non-recurring charge of $187,000 in 1999 was the adverse effect of the voluntary short-term withdrawal of the ignitor from the Canadian market in 1999.

           Interest Expense at Ronson Consumer Products increased by $43,000 to $249,000 in 2000 primarily due to increases in the prime rate.

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


     Other Items
     -----------

           The General and Administrative Expenses of Corporate and Others were reduced in 2000 primarily due to lower legal expenses.

           The Income Tax Provisions (Benefits)-Net increased by $146,000 from 1999 to 2000 primarily due to the Company's increased usage of prior net operating loss carryforwards in 2000.

     Discontinued Operations
     -----------------------

           In 2000 Prometcor made substantial progress in the environmental clearance of its property in Newark, N.J. In February 2000 the NRC released one of the two remaining parcels for unrestricted use. A similar release of this parcel for unrestricted use was received from the NJDEP in August 2000. This parcel was sold under an existing sales contract for about $200,000. In the fourth quarter of 2000 and January 2001, all remaining radiologically contaminated soil was excavated and sent to a licensed disposal site. In addition, the plan relating to non-radiological cleanup and clearance of the soil was approved by the NJDEP.

           While making this progress to complete clearance of the property, Prometcor incurred greater than anticipated costs primarily due to the greater quantities of soil removed and disposed of at a licensed disposal facility, increased estimates of future groundwater-related activities, and the extended period of time to complete clearance. Because of these increases in costs incurred and anticipated, Prometcor took additional accruals of $645,000 in 2000.

     INCOME TAXES

           In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 2001, 2000 and 1999 the Company recognized deferred income tax expenses of $320,000, $236,000, and $53,000, respectively, related to continuing operations primarily due to the Earnings from Continuing Operations before Taxes. The Company recognized deferred income tax benefits related to discontinued operations of $277,000 in 1999 as the result of the accruals of costs related to the discontinued operations.

           Current income taxes in the years ended December 31, 2001 and 2000, of $322,000 and $375,000, respectively, were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2001, 2000, and 1999, current income tax expenses were as follows (in thousands):


                                              Year Ended December 31,
                                          2001         2000        1999
                                          ----         ----        ----
             Federal                      $  5         $ --        $ --
             State                         (11)           8          45
             Foreign                        11           --          --
                                          ----         ----        ----
                        Total             $  5         $  8        $ 45
                                          ====         ====        ====

           At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,350,000 and alternative minimum tax credit carryforwards of $75,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)


     FINANCIAL CONDITION
     -------------------

           The Company's working capital was increased substantially to $233,000 at December 31, 2001, as compared to a deficiency in working capital of $1,147,000 at December 31, 2000. The improvement of $1,380,000 in working capital in 2001 was primarily due to the Company's Net Earnings and $720,000 from the sale of two charter aircraft by Ronson Aviation described in more detail above.

           The Company's Stockholders' Equity was $2,872,000 at December 31, 2001, compared to $2,898,000 at December 31, 2000. The small change in 2001 Stockholders' Equity was primarily due to the Net Earnings in 2001 of $531,000, substantially offset by a loss, net of related income tax benefits, in the Minimum Pension Liability Adjustment component of Accumulated Other Comprehensive Loss. This loss consisted of a loss on the pension plan assets, an actuarial loss related to plan benefit experience, and a loss due to a lower interest rate.

           The Company's cash balances increased substantially in 2001 to $689,000 from $81,000 in 2000, and the Company's short-term debt decreased to $858,000 in 2001 from $1,697,000 in 2000. These improvements were both primarily due to the Net Earnings in 2001, the sales by Ronson Aviation of the two charter aircraft and the proceeds from the insurance settlements related to the Prometcor groundwater costs.

           The Increase in Cash from Changes in Inventories of $1,762,000 in 2001 was primarily due to the sale of the two C-99 charter aircraft by Ronson Aviation, for a total of $1,350,000. The aircraft had been transferred to inventory from fixed assets at the book value of $1,490,000. In 2000 the Increase in Cash from Changes in Inventories and the Payments of Short-Term Debt were primarily due to a decrease in aircraft inventory at Ronson Aviation of $1,854,000. The Ronson Aviation aircraft inventory had increased in the fourth quarter of 1999, and the increase was financed with short-term debt.

           Accounts payable were reduced by $574,000 to $1,593,000 at December 31, 2001, primarily due to the timing of purchases and payments and to the usage of a portion of the proceeds from the sale of two Ronson Aviation charter aircraft discussed above.

           The Payments of Long-Term Debt in 2001 were $1,139,000 as compared to $440,000 in 2000 primarily because $704,000 of the proceeds from the sales of the two Ronson Aviation charter aircraft was utilized to pay the loans financing the aircraft.

          Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2001, Ronson Consumer Products had unused borrowings available at December 31, 2001, of about $718,000 under the Fleet Capital Corporation ("Fleet") and Canadian Imperial Bank of Commerce lines of credit. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $247,000 under the Fleet line of credit at December 31, 2001.

           The decrease in Current Assets of Discontinued Operations in 2001 was primarily due to the collection of receivables for the insurance recovery discussed above. The decrease in Current Liabilities of Discontinued Operations in 2001 was primarily due to the use of insurance proceeds to pay for costs previously accrued as substantial progress was made in completing environmental clearance of the Prometcor property. This was partially offset by the accrual of $175,000 of additional expected environmental costs at Prometcor, as described above.

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

           The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, current and future borrowing availability under established external financial arrangements, potential additional sources of financing and existing cash balances.

           The Company's revolving lines of credit between Fleet, RCPC and Ronson Aviation are due to expire on June 30, 2002. The Company is currently involved in discussions with Fleet to extend the lines of credit. Management expects to extend the lines of credit for at least an additional two years on terms comparable to or more favorable than are included in the current loan agreements.

           The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 5 and 6 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                       Payments Due by Period
                         ---------------------------------------------------
     Contractual                  Less than       2-3       4-5       After
     Obligations         Total     1 year        years     years     5 years
     -----------         -----     ------        -----     -----     -------

     Long-term debt      3,003       347         2,544        56         56
     Capital lease
      obligations          126        41            74        11         --
     Operating leases    1,213       315           539       359         --
     Other long-term
      obligations (1)    2,471       929         1,542        --         --
                         -----     -----         -----     -----      -----
     Total contractual
      obligations        6,813     1,632         4,699       426         56
                         =====     =====         =====     =====      =====
     Pension obliga-
      tions (2)                        7         1,751       571        (2)
                                   =====         =====     =====

     (1) Other long-term obligations include amounts due under employment agreements, a consulting agreement and a stock option agreement.

     (2) The payments of pension obligations assume necessary required contributions are made annually and that the plan incurs no actuarial or asset gains or losses. Any actuarial gains and losses cannot be estimated at this time. An estimate of the pension obligations beyond five years is not possible.

           Other commercial commitments include outstanding letters of credit of $49,000 for the importation of consumer products and of a $60,000 standby letter of credit related to Ronson Aviation aircraft on order from Raytheon Aircraft Corporation.

           The Company has no off-balance sheet financing arrangements other than the operating leases discussed above, no guarantees of the obligations of others, and no unconsolidated subsidiaries or special purpose entities.

     RECENT ACCOUNTING PRONOUNCEMENTS

           In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These Statements become effective for the

     Company on January 1, 2002. In addition, in June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002, and in August 2001 SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", effective for years beginning after December 15, 2001. Management has reviewed the Statements and does not believe the Statements will have a material effect on the Company's financial position or results of operations.


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


     Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     --------------------------------------------------------------------

           The Company is exposed to changes in prevailing market interest rates affecting the return on its investments, but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and very short-term (less than 90 days) maturities. The carrying amount of these investments approximates fair value.

           All of the Company's short-term debt carries a variable rate of interest, and, therefore, the carrying value of the short-term debt approximates fair value. The Company's outstanding long-term debt as of December 31, 2001, consisted of indebtedness in the amount of $1,229,000 with a variable rate of interest and $1,774,000 with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates.

           Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

     Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     ----------------------------------------------------

         Financial statements required by this item are included in Item 14.

     Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ---------------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

         There were no disagreements with accountants in the years ended December 31, 2001, 2000, and 1999.


                                    PART III
                                    --------

     Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, COMPLIANCE
     ---------------------------------------------------------------------
               WITH SECTION 16(a) OF THE EXCHANGE ACT
               --------------------------------------

     (a) Identification of directors.

         The following table indicates certain information about the Company's seven (7) directors:

                                                        Positions and Offices
                                                         with Company
                                                        Presently Held (other
                                                        than that of Director);
                              Period                     Business Experience
                              Served    Term as         During Past Five Years
                                as      Director        (with Company unless
 Name of Director     Age     Director  Expires         otherwise noted)
 ----------------     ---     --------  -------         ----------------
 Louis V. Aronson II   79     1952-      2002           President & Chief
                              Present                   Executive Officer; Chairman
                                                        of Executive Committee;
                                                        Member of Nominating
                                                        Committee.

 Robert A. Aronson     52     1993-      2004           Member of Audit Committee
                              Present                   through March 14, 2002;
                                                        Managing Member of Independence
                                                        Leather, L.L.C., Mountainside, NJ, the principal
                                                        business of which is the import of leather
                                                        products,  1996 to present; son of the President
                                                        & Chief Executive Officer of the Company.

 Erwin M. Ganz         72     1976-      2004           Member of Executive
                              Present                   Committee and Nominating
                                                        Committee; Consultant
                                                        for the Company, 1994 to
                                                        present; Executive Vice- President-Industrial
                                                        Operations, 1975 to 1993; Chief Financial Officer,
                                                        1987 to 1993.

 I. Leo Motiuk         56     December   2002           Member of Audit Committee
                              1999 -                    beginning March 14, 2002;
                              Present                   Attorney; Former partner
                                                        in Shanley Fisher, P.C.,
                                                        Attorneys at Law, Morris-
                                                        town, NJ.


                                                        Positions and Offices
                                                         with Company
                                                        Presently Held (other
                                                        than that of Director);
                              Period                     Business Experience
                              Served    Term as         During Past Five Years
                                as      Director        (with Company unless
 Name of Director     Age     Director  Expires         otherwise noted)
 ----------------     ---     --------  -------         ----------------

Gerard J. Quinnan      73     1996-      2003           Member of Audit Committee;
                              Present                   Consultant for the Company,
                                                        1990 to present; Vice
                                                        President-General Manager of Ronson Consumer
                                                        Products Corporation, 1981 to 1990.

Justin P. Walder       66     1972-      2004           Secretary; Assistant Cor-
                              Present                   poration Counsel; Member of
                                                        Executive Committee and
                                                        Nominating Committee;
                                                        Principal in Walder, Hayden
                                                        & Brogan, P.A., Attorneys
                                                        at Law, Roseland, NJ.

 Saul H. Weisman       76     1978-      2003           Member of Executive
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

         The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2004:



                                                   Positions and Offices
                                Period Served          with Company;
       Name            Age      as Officer         Family Relationships
       ----            ---      ----------         --------------------

Louis V. Aronson II    79        1953-       President & Chief Executive
                                 Present     Officer; Chairman of
                                             Executive Committee; Director.

Daryl K. Holcomb       51        1996-       Vice President & Chief Financial
                                 Present     Officer, Controller & Treasurer.

                                 1993-1996   Chief Financial Officer, Controller
                                             & Treasurer;

                                 1988-1993   Controller & Treasurer; None.

Justin P. Walder       66        1989-       Secretary;
                                 Present

                                 1972-       Assistant Corporation Counsel;
                                 Present     Director; None.

         Messrs. L.V. Aronson and Holcomb have been employed by the Company in executive and/or professional capacities for at least the five-year period immediately preceding the date hereof. Mr. Walder has been Assistant Corporation Counsel and a director of the Company and a principal in Walder, Hayden & Brogan, P.A., Attorneys at Law, for at least the five-year period immediately preceding the date hereof.

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


     Item 11 - EXECUTIVE COMPENSATION
     --------------------------------

     SUMMARY COMPENSATION TABLE

          The Summary Compensation Table presents compensation information for the years ended December 31, 2001, 2000, and 1999, for the Chief Executive Officer and the other executive officer of the Company whose salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                            Long-Term
                                                            Compensa-    All
                                      Annual Compensation     tion      Other
        Name and                      -------------------     ----     Compen-
        Principal                     Salary        Bonus    Options/  sation
        Position              Year     ($)         ($)(1)    SARS (#)  ($)(2)
        --------              ----     ---         ------    --------  ------


    Louis V. Aronson II       2001   $606,119     $59,755   22,500    $14,305
        President & Chief     2000    566,466      47,990       --     13,150
        Executive Officer     1999    529,408      42,484    7,500     12,950

    Daryl K. Holcomb          2001    155,500      21,234   10,000      3,400
        Vice President &      2000    148,500      17,293       --      3,266
        Chief Financial       1999    138,500      14,800    4,500      3,119
        Officer, Controller
        and Treasurer



     Footnotes
     ---------

     (1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes.

     (2) In 2001 All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $3,400; Mr. Holcomb, $3,400;) and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $10,905).


     OPTION GRANTS IN LAST FISCAL YEAR
     ---------------------------------
                                                           Potential Realizable
                                                            Value of Assumed
                                                             Annual Rates of
                                                               Stock Price
                   Number of    Percent of                  Appreciation for
                   Securities  Total Options                  Options Term
                   Underlying   Granted to     Exercise       ------------
                    Options    Employees in     Price     Exp.
         Name       Granted     Fiscal Year     ($/sh)    Date    5%     10%
         ----       -------     -----------     ------    ----    --     ---

     L.V. Aronson II   22,500        36%        $ 1.33   7/6/06 $4,822 $13,921
     D.K. Holcomb      10,000        16%          1.21   7/6/06  3,343   7,387

     AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES
     ------------------------------------------------------

         The following table summarizes, for each of the named executive officers, options exercised during the year and the number of stock options unexercised at December 31, 2001. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
     ---------------------------------------------------
     FISCAL YEAR END OPTION VALUES
     -----------------------------

                                                                Value of
                                        Number of            In-the-Money
                Number of             Unexercised Options       Options at
                  Shares                at FY-End (5)          FY-End (4)
                Acquired                -------------          ----------
                    on     Value (1)  Exercis- Unexercis-  Exercis- Unexercis-
      Name       Exercise  Realized   able (2)  able (3)     able      able
      ----       --------  --------   --------  --------     ----      ----

 L.V. Aronson II     --     $   --      7,500     22,500    $    --  $ 10,575
 D.K. Holcomb        --         --      4,500     10,000         --     5,900

     Footnotes
     ---------

     (1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

     (2) The exercisable options held by the named executive officers at December 31, 2001, are exercisable at any time and expire on December 7, 2004.

     (3) The unexercisable options held by the named executive officers at December 31, 2001, are exercisable at any time after January 6, 2002, and expire on July 6, 2006.

     (4) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 2001, to the option prices.

     (5) The exercise prices of the options held at December 31, 2001, were as follows:

                                                  Number     Exercise Price
                                                  ------     --------------

          L.V. Aronson II                          7,500         $ 2.68125
                                                  22,500           1.33

          D.K. Holcomb                             4,500           2.4375
                                                  10,000           1.21

     LONG-TERM INCENTIVE PLANS

         None.


     COMPENSATION OF DIRECTORS

         Directors who are not officers of the Company receive an annual fee of $8,500 and, in addition, are compensated at the rate of $650 for each meeting of the Company's Board of Directors actually attended and $400 for each meeting of a Committee of the Company's Board of Directors actually attended. Officers receive no compensation for their services on the Board or on any Committee. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 2002, which is cancellable at any time by either party with 180 days notice and provides compensation at the annual rate of $87,500 plus participation in the Company's health and life insurance plans and the use of an automobile. In the year ended December 31, 2001, Mr. Ganz was compensated $87,500 for his services. Mr. Quinnan has a consulting agreement with the Company for the period ending December 31, 2003, which is cancellable at any time by either party with 60 days notice. The agreement provides that Mr. Quinnan perform consulting services for the Company, Ronson Consumer Products, and Prometcor at a specified daily rate. In 2001 Mr. Quinnan was compensated $45,375 for his services and was provided the use of an automobile.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
     CHANGE-IN-CONTROL ARRANGEMENTS

         Mr. L.V. Aronson II is a party to an employment contract with the Company dated September 21, 1978, which, as amended on July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August 22,
     1991, May 22, 1995, June 11, 1997, December 17, 1998, and September 19,
     2001, provides for a term expiring December 31, 2004. The employment contract provides for the payment of a base salary which is to be increased 7% as of January 1 of each year. It also provides that the Company shall reimburse Mr. L.V. Aronson for expenses, provide him with an automobile, and pay a death benefit equal to two years' salary. Under the employment contract, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contract also provides that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base
     salary) for the remaining term of the employment contract.   In February
     2002 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract. Previously, Mr. L.V. Aronson had offered and accepted other reductions in his base salary provided by the terms of his employment contract. During 1990
     Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract, and, in addition, waived a 7% salary increase due January 1, 1991, under the terms of the contract. During 1992 also, Mr. L.V. Aronson offered and accepted a 7% reduction in his base salary. Effective September 1, 1993, Mr. L.V. Aronson offered and accepted a further 5% reduction in his base salary.


     Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     -------------------------------------------------------------
               MANAGEMENT
               ----------

     (a) Security ownership of certain beneficial owners.

         Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

        Name and Address
         of Beneficial                Title of  Beneficially      Percent of
            Owner                      Class        Owned           Class
            -----                      -----        -----           -----

        Louis V. Aronson II             Common   893,299 (1)(2)   25.6% (1)(2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Ronson Corporation Retirement
        Plan                            Common   171,300 (2)      5.0% (2)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Carl W. Dinger III              Common   413,666 (3)     12.0% (3)
           55 Loantaka Lane North
           Morristown, New Jersey 07960

        Steel Partners II, L.P.         Common   316,199 (4)      9.2% (4)
           750 Lexington Avenue
           27th Floor
           New York, New York  10022

        Howard M. Lorber                Common   269,340 (5)      7.8% (5)
           70 East Sunrise Highway
           Valley Stream, New York  11581

     (1) Includes 30,000 shares of unissued common stock issuable to Mr. L.V. Aronson upon exercise of stock options held by Mr. L.V. Aronson under the Ronson Corporation 1996 Incentive Stock Option Plan.

     (2) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 171,300 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,064,599 shares, or 30.5% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 200,942 shares, or 5.8% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997.

     (3) 413,666 common shares owned directly. This information was provided to the Company by Mr. Dinger. Mr. Dinger has provided the Company's Board of Directors with an irrevocable proxy to vote these shares (refer to "Transactions with Management and Others" in Item 13 below).

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

     (5) 269,340 common shares owned directly by Mr. Lorber. This information was obtained from a Schedule 13D filed with the SEC on January 27, 2000, by Mr. Lorber.

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

        Name of Individual or    Amount and Nature of       Percent of
          Identity of Group     Beneficial Ownership(2)       Class
          -----------------     -----------------------       -----

        Louis V. Aronson II           893,299 (3)              25.6%
        Robert A. Aronson               6,995                   (1)
        Erwin M. Ganz                  29,642 (3)               (1)
        I. Leo Motiuk                   2,500                   (1)
        Gerard J. Quinnan               3,500                   (1)
        Justin P. Walder               50,003                   1.4%
        Saul H. Weisman                15,343                   (1)
        Daryl K. Holcomb               37,770                   1.1%

        All Directors and
        Officers as a group
        (nine (9) individuals
        including those named
        above)                      1,040,252                  29.7%

     (1) Shares owned beneficially are less than 1% of total shares outstanding.

     (2) Shares listed as owned beneficially include 51,500 shares subject to option under the Ronson Corporation 1996 Incentive Stock Option Plan as follows:

                                          Common Shares
                                           Under Option
                                           ------------

         Louis V. Aronson II                 30,000
         Justin P. Walder                     7,000
         Daryl K. Holcomb                    14,500

         All Directors and Officers
         as a group (nine (9)
         individuals including
         those named above)                  51,500

     (3) Does not include 171,300 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,064,599 shares, or 30.5% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 200,942 shares, or 5.8% of the class.

     (c) Changes in control.

         The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

     Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     --------------------------------------------------------

     (a) Transactions with management and others.

         In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period of 18 months expiring on April 7, 2000. On March 6, 2000, the Company and Mr. Dinger entered into a new consulting agreement effective upon the expiration date of the original agreement. The new agreement provides that Mr. Dinger continue to perform consulting services for the Company for a period of 48 months at a fee of $7,000 per month. During the year ended December 31, 2001, Mr. Dinger was compensated $84,000 under the agreement.

         In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. On March 6, 2000, Mr. Dinger granted a new option to the Company, to purchase the 413,666 shares of the Company's common stock now held by Mr. Dinger. The option is for a period of 48 months. The exercise price of the option is $5.25 per share for the first two years, and the option price in the second two year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. In March 2000 Mr. Dinger purchased 227,500 shares of newly issued restricted common stock of the Company at the price of $2.50 per share. The Company incurred a cost for the option of $48,000 during the year ended December 31, 2001.

     (b) Certain business relationships.

         During the year ended December 31, 2001, the Company, Ronson Consumer Products, Ronson Aviation and Prometcor retained the firm of Walder, Hayden & Brogan, P.A., Attorneys at Law, to perform legal services. Justin P. Walder, a principal in that firm, is a director and officer of the Company.

     (c) Indebtedness of management.

         None.

     (d) Transactions with promoters.

         Not applicable.



                                     PART IV
                                     -------

     Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     -------------------------------------------------------------------------

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

         (10) Material contracts.

         On January 6, 1995, RCPC entered into an agreement with Fleet Capital Corporation ("Fleet"), formerly Summit Bank, for a Revolving Loan and a Term Loan. On March 6, 1997, the Revolving Loan was amended and extended to June 30, 2000. On May 13, 1999, the Revolving Loan was further extended to June 30, 2002. The 1995 agreements were attached to the Company's 1994 Form 10-K as Exhibits 10(a)-10(f). The March 1997 amendments to the Revolving Loan were attached to the Company's 1996 Form 10-K as Exhibits 10(a)-10(c). A July 1997 amendment was attached to the Company's September 30, 1997, Form 10-Q as Exhibit 10(g). The May 1999 amendment was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(a) and 10(f).

         On December 1, 1995, the Company and RCPC entered into a mortgage loan agreement with Fleet. The agreement and note were attached to the Company's 1995 Form 10-K as Exhibits 10(a) and 10(b). On May 13, 1999, the Company and RCPC refinanced the existing mortgage. The new mortgage loan was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(b)-10(e).

         On August 28, 1997, Ronson Aviation entered into an agreement with Fleet for a Revolving Loan and a Term Loan. On May 13, 1999, Ronson Aviation and Fleet extended the Revolving Loan and Term Loan to June 30, 2002. The Revolving Loan and Term Loan agreements were attached to the Company's September 30, 1997, Form 10-Q as Exhibits 10(a)-10(f). The May 1999 amendment agreements were attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(g)-10(k).

          For further information on the Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 2001, filed with this report pursuant to Item 7, which is incorporated herein by reference.

         The Company is a party to an employment contract with Mr. Louis V. Aronson II dated December 21, 1978, as amended July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August 22, 1991, May 22,
     1995, June 11, 1997, December 17, 1998, and September 19, 2001. This
     contract is incorporated herein by reference as filed as Exhibit 10.16 to Registration Statement No. 33-13696 on Form S-2 dated September 18, 1987. The amendment dated September 19, 2001, was attached to the Company's Form 8-K filed on October 23, 2001, as Exhibit 10.

         (20) Other documents or statements to security holders.

         The Ronson Corporation Notice of Meeting of Stockholders held on November 27, 2001, and Proxy Statement was filed on October 25, 2001, and is incorporated herein by reference.

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

   Foreign

   Ronson Corporation of Canada, Ltd.                     Canada


         The Company also holds 100% of the voting power of four additional subsidiaries which are included in its consolidated financial statements and which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

         (23) Consent of experts and counsel attached hereto as Exhibit
     23(a).

         (99) Additional exhibits.

             (a) Report of Inspectors of Election from the Ronson
     Corporation Annual Meeting of Stockholders on November 27, 2001.

     (b) Reports on Form 8-K filed in the fourth quarter of 2001.

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



                               RONSON CORPORATION




   Dated:  March 28, 2002  By:      /s/Louis V. Aronson II
                                    ----------------------
                                    Louis V. Aronson II, President and
                                    Chief Executive Officer and Director



   Dated:  March 28, 2002  By:      /s/Daryl K. Holcomb
                                    ----------------------
                                    Daryl K. Holcomb, Vice President &
                                    Chief Financial Officer, Controller
                                    and Treasurer



   Dated:  March 28, 2002  By:      /s/Justin P. Walder
                                    ----------------------
                                    Justin P. Walder, Secretary and
                                    Director



   Dated:  March 28, 2002  By:      /s/Robert A. Aronson
                                    ----------------------
                                    Robert A. Aronson, Director




   Dated:  March 28, 2002  By:      /s/Erwin M. Ganz
                                    ----------------------
                                    Erwin M. Ganz, Director



   Dated:  March 28, 2002  By:      /s/I. Leo Motiuk
                                    ----------------------
                                    I. Leo Motiuk, Director



   Dated:  March 28, 2002  By:      /s/Gerard J. Quinnan
                                    ----------------------
                                    Gerard J. Quinnan, Director



   Dated:  March 28, 2002  By:      /s/Saul H. Weisman
                                    ----------------------
                                    Saul H. Weisman, Director