Form 10-Q
period 2002-03-31
RONSON CORP
filed 2002-05-15
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

As of April 15, 2002, there were 3,629,310 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------


                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION:

                  CONSOLIDATED BALANCE SHEETS:
                     MARCH 31, 2002 AND DECEMBER 31, 2001                   3

                  CONSOLIDATED STATEMENTS OF EARNINGS:
                     QUARTER ENDED MARCH 31, 2002 AND 2001                  4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS:
                     QUARTER ENDED MARCH 31, 2002 AND 2001                  5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12


PART II - OTHER INFORMATION:

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                15

                                                                               3

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)


                                                    March 31,   December 31,
                                                      2002         2001
                                                   -----------  ------------
                                                   (unaudited)
                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          $    277      $    689
Accounts receivable, net                              1,861         1,723
Inventories:
   Finished goods                                     1,273         1,422
   Work in process                                       99            55
   Raw materials                                        418           361
                                                   --------      --------
                                                      1,790         1,838
Other current assets                                    735           953
Current assets of discontinued operations               900           325
                                                   --------      --------
             TOTAL CURRENT ASSETS                     5,563         5,528
                                                   --------      --------

Property, plant and equipment, at cost:
   Land                                                  19            19
   Buildings and improvements                         4,722         4,648
   Machinery and equipment                            6,630         6,075
   Construction in progress                              80           114
                                                   --------      --------
                                                     11,451        10,856
Less accumulated depreciation and amortization        6,911         6,763
                                                   --------      --------
                                                      4,540         4,093

Other assets                                          1,471         1,548
Other assets of discontinued operations               1,343         1,458
                                                   --------      --------
                                                   $ 12,917      $ 12,627
                                                   ========      ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                    $  1,060      $    858
Current portion of long-term debt and leases            303           377
Accounts payable                                      1,952         1,593
Accrued expenses                                      2,123         1,940
Current liabilities of discontinued operations          753           527
                                                   --------      --------
             TOTAL CURRENT LIABILITIES                6,191         5,295
                                                   --------      --------

Long-term debt and leases                             2,492         2,730
Other long-term liabilities                           1,231         1,730

STOCKHOLDERS' EQUITY
Common stock                                          3,693         3,520
Additional paid-in capital                           29,272        29,221
Accumulated deficit                                 (26,794)      (26,671)
Accumulated other comprehensive loss                 (1,571)       (1,602)
                                                   --------      --------
                                                      4,600         4,468
Less cost of treasury shares                          1,597         1,596
                                                   --------      --------
             TOTAL STOCKHOLDERS' EQUITY               3,003         2,872
                                                   --------      --------
                                                   $ 12,917      $ 12,627
                                                   ========      ========


See notes to consolidated financial statements.

                                                                               4

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data)  (unaudited)



                                                                         Quarter Ended
                                                                            March 31,
                                                                -------------------------------
                                                                  2002                  2001
                                                                  ----                  ----
NET SALES                                                       $  5,761              $  6,158
                                                                ---------             ---------
Cost and expenses:
   Cost of sales                                                   3,537                 3,786
   Selling, shipping and advertising                                 858                   897
   General and administrative                                      1,057                   992
   Depreciation and amortization                                     155                   186
                                                                ---------             ---------
                                                                   5,607                 5,861
                                                                ---------             ---------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INTEREST AND OTHER ITEMS                                   154                   297
                                                                ---------             ---------

Other expense:
   Interest expense                                                   90                   159
   Other-net                                                          25                    29
                                                                ---------             ---------
                                                                     115                   188
                                                                ---------             ---------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                39                   109

Income tax provisions-net                                             26                    42
                                                                ---------             ---------

EARNINGS FROM CONTINUING OPERATIONS                                   13                    67

Earnings from discontinued operations
   (net of tax provisions of $115)                                   170                     -
                                                                ---------             ---------

NET EARNINGS                                                    $    183              $     67
                                                                =========             =========

EARNINGS PER COMMON SHARE:
Basic:
   Earnings from continuing operations                          $   0.00              $   0.02
   Earnings from discontinued operations                            0.05                  0.00
                                                                ---------             ---------
       Net earnings                                             $   0.05              $   0.02
                                                                =========             =========

Diluted:
   Earnings from continuing operations                          $   0.00              $   0.02
   Earnings from discontinued operations                            0.05                  0.00
                                                                ---------             ---------
                                                                $   0.05              $   0.02
                                                                =========             =========


See notes to consolidated financial statements.

                                                                               5

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          ---------------------------------------------------------------
          (in thousands of dollars, except per share data)   (unaudited)


                                                                Quarter Ended
                                                                   March 31,
                                                           --------------------------
                                                             2002             2001
                                                             ----             ----
Cash Flows from Operating Activities:
Net earnings                                               $     183       $      67
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                               155             186
     Deferred income tax expenses                                140              46
     Increase (decrease) in cash from changes in
         current assets and current liabilities                  188             (98)
     Net change in pension-related accounts                      (15)             70
     Discontinued operations                                    (357)            (49)
     Other                                                        12              13
                                                           ---------       ---------
           Net cash provided by operating activities             306             235
                                                           ---------       ---------

Cash Flows from Investing Activities:
Net cash used in investing activities,
     capital expenditures                                       (596)           (168)
                                                           ---------       ---------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                    202              75
Payments of short-term debt                                       --             (20)
Payments of long-term debt                                      (305)           (113)
Payments of long-term lease obligations                           (7)             (5)
Other                                                            (12)            (12)
                                                           ---------       ---------

           Net cash used in financing activities                (122)            (75)
                                                           ---------       ---------

     Net decrease in cash and cash equivalents                  (412)             (8)

     Cash and cash equivalents at beginning of period            689              81
                                                           ---------       ---------

     Cash and cash equivalents at end of period            $     277       $      73
                                                           =========       =========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE QUARTER ENDED MARCH 31, 2002 (UNAUDITED)
                ------------------------------------------------


Note 1:  ACCOUNTING POLICIES
         -------------------

       Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 2002 and 2001, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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


Note 2:  PER COMMON SHARE DATA
         ---------------------

       The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):


                                                        Quarter Ended March 31,
                                  --------------------------------------------------------------------
                                               2002                                 2001
                                  -------------------------------      -------------------------------
                                                            Per                                   Per
                                                           Share                                 Share
                                  Earnings     Shares      Amount      Earnings     Shares(2)    Amount
                                  --------     ------      ------      --------     ---------    ------
Earnings from continuing
  operations ...............      $    13                               $    67
Less accrued dividends on
  preferred stock ..........           (2)                                   (2)
                                  -------                               -------
Continuing operations ......           11       3,629     $  0.00            65        3,628    $  0.02
Earnings from discontinued
  operations ...............          170       3,629        0.05            --        3,628         --
                                  -------                 -------       -------                 -------
  BASIC ....................      $   181       3,629     $  0.05       $    65        3,628    $  0.02
                                  =======     =======     =======       =======      =======    =======
Effect of dilutive
  securities (1):
  Stock options ............                       13                                     --
  Cumulative convertible
   preferred stock .........      $     2          35                   $    --           --
                                  -------     -------                   -------      -------
Continuing operations ......           13       3,677     $  0.00            65        3,628     $ 0.02
Earnings from discontinued
  operations ...............          170       3,677        0.05            --        3,628         --
                                  -------                 -------       -------                 -------

  DILUTED ..................      $   183       3,677     $  0.05       $    65        3,628    $  0.02
                                  =======     =======     =======       =======      =======    =======

(1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the quarter ended March 31, 2001, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings per Common Share for that period.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock (refer to Note 6 below).


Note 3:  SHORT-TERM DEBT
         ---------------

       In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan, expiring on June 30, 2002. The Revolving Loan of $997,000 at March 31, 2002, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The Company is currently in discussions with Fleet regarding the extension of the line of credit.

       In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $63,000 (C$101,000) at March 31, 2002, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory.

       In 1997 Ronson Aviation entered into an agreement with Fleet for a Revolving Loan and a Term Loan (refer to Note 4 below regarding the Term Loan). The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable, and expires on June 30, 2002. The Company is currently in discussions with Fleet regarding the extension of the line of credit. At March 31, 2002, Ronson Aviation utilized no borrowings under the Revolving Loan.


Note 4:  LONG-TERM DEBT
         --------------

       In May 1999 the Company, RCPC and Fleet entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,572,000 at March 31, 2002, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004.

       Ronson Aviation has two term loans payable to Fleet with balances at March 31, 2002, totalling approximately $1,126,000. The loans are collateralized by specific aircraft.

       In 1997 Ronson Aviation entered into a Term Loan agreement with Fleet in the original amount of $285,000. The Term Loan was paid in full during the three months ended March 31, 2002.

       In 1998 Ronson Aviation entered into a Promissory Term Note agreement with Texaco Refining and Marketing, Inc. in the original amount of $250,000. The Promissory Term Note was paid in full during the three months ended March 31, 2002.

Note 5:  CONTINGENCIES
         -------------

       In 1999 Ronson Aviation completed the installation of a new fueling facility and ceased use of most of its former underground storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in 1999 as required by the New Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. In 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

       The Company is involved in a State of New Jersey Gross Income Tax audit for the years ended December 31, 1997 through December 31, 2000. The total claimed by the State of New Jersey is $144,000, related to availability of net operating loss carryforwards from 1995. The Company has appealed the determination by the New Jersey Division of Taxation. Based on statements of the Company's counsel in the matter, management believes it has a strong case and that the Company will not be liable for the assessment. The Company has accrued the expected cost of defense in the matter.

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


Note 6:  PREFERRED STOCK AND COMMON STOCK
         --------------------------------

       On March 14, 2002, the Company's Board of Directors declared a cash dividend on the Company's 12% Cumulative Convertible Preferred Stock in the amount of $2.0475 per preferred share, payable on April 15, 2002. The cash dividend declared represents payment of 39 quarters of preferred dividends at $0.0525 per quarter per preferred share, in the aggregate amount of approximately $71,000, and the cash dividend payment brought all preferred dividends current through April 15, 2002.


       On March 14, 2002, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock payable on April 15, 2002.

Note 7:  INDUSTRY SEGMENTS INFORMATION
         -----------------------------

       The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

       Financial information by industry segment is summarized below (in thousands):


                                               Quarter Ended March 31,
                                               2002               2001
                                              -------            -------
Net sales:
  Consumer Products                           $ 3,724            $ 3,996
  Aviation Services                             2,037              2,162
                                              -------            -------

    Consolidated                              $ 5,761            $ 6,158
                                              =======            =======
Earnings (loss) from operations:
  Consumer Products                           $   247            $   483
  Aviation Services                               391                220
                                              -------            -------

  Total reportable segments                       638                703
  Corporate and others                           (484)              (406)
                                              -------            -------

    Consolidated                              $   154            $   297
                                              =======            =======
Earnings (loss) from continuing operations
  before intercompany charges and
  income taxes:
  Consumer Products                           $   215            $   423
  Aviation Services                               370                156
                                              -------            -------

  Total reportable segments                       585                579
  Corporate and others                           (546)              (470)
                                              -------            -------

    Consolidated                              $    39            $   109
                                              =======            =======

Note 8:  COMPREHENSIVE INCOME
         --------------------

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

       Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):


                                  Quarter Ended March 31, 2002 and 2001
                                  -------------------------------------
                           Foreign Currency  Minimum Pension      Accumulated
                             Translation        Liability     Other Comprehensive
                            Adjustment (1)    Adjustment (2)         Loss
                           ----------------  ---------------  -------------------

Balance at
  December 31, 2001          $      (70)        $  (1,532)        $  (1,602)

Change during first
  quarter 2002                       (1)               32                31
                             ----------         ---------         ---------

Balance at
  March 31, 2002             $      (71)        $  (1,500)        $  (1,571)
                             ==========         =========         =========
Balance at
  December 31, 2000          $      (58)        $  (1,035)        $  (1,093)

Change during first
  quarter 2001                        2                20                22
                             ----------         ---------         ---------

Balance at
  March 31, 2001             $      (56)        $  (1,015)        $  (1,071)
                             ==========         =========         =========


(1) The foreign currency translation adjustment component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $47,000 and $37,000 as of March 31, 2002 and 2001, respectively, and $47,000 and $39,000 as of December 31, 2001 and 2000, respectively. For the quarter ended March 31, 2001, the change in the foreign currency translation component is presented above net of a related tax provision of $2,000.

(2) The minimum pension liability component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $998,000 and $675,000 as of March 31, 2002 and 2001, respectively, and $1,019,000 and $688,000 as of December 31, 2001 and 2000, respectively.
        For the quarters ended March 31, 2002 and 2001, the changes in the minimum pension liability component are presented above net of related tax provisions of $21,000 and $13,000, respectively.


Note 9:  STATEMENTS OF CASH FLOWS
         ------------------------

       Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

       Supplemental disclosures of cash flow information are as follows (in thousands):

                                            Quarter Ended
                                               March 31,
                                            --------------
                                            2002     2001
                                            ----     ----
            Cash Payments for:

              Interest                     $  84    $ 155
              Income Taxes                    --        8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

RESULTS OF OPERATIONS
---------------------

First Quarter 2002 Compared to First Quarter 2001.

       The Company's Net Sales were $5,761,000 in the first quarter of 2002 as compared to $6,158,000 in the first quarter of 2001.

       The Company's Net Earnings in the first quarter of 2002 increased to $183,000 from $67,000 in the first quarter of 2001. The Net Earnings in the first quarter of 2002 included Earnings from Discontinued Operations of $170,000 due to income from an environmental insurance settlement. The Company's Earnings from Continuing Operations was $13,000 in the first quarter of 2002 as compared to $67,000 in the first quarter of 2001.

Ronson Consumer Products
------------------------
(in thousands)
                                                     Quarter Ended
                                                        March 31,
                                                    ----------------
                                                    2002        2001
                                                    ----        ----

         Net sales                                $ 3,724     $ 3,996
         Earnings from operations                     247         483
         Earnings before income taxes and
          intercompany charges                        215         423


       Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada, Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 7% in the first quarter of 2002 compared to the first quarter of 2001 primarily due to lower sales of flame accessory products.

       Reclassifications have been made of certain of last year's amounts to conform with the current year's presentation required in accordance with EITF Issue No. 00-25. Effective January 1, 2002, certain selling expenses incurred by Ronson Consumer Products are classified as reductions in Net Sales, in lieu of as selling or advertising expenses. There is no effect on earnings, and the impact on Ronson Consumer Products' Net Sales is not material.

       Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 60% in the first quarter of 2002 from 56% in the first quarter of 2001. This increase in the Cost of Sales percentage was due primarily to the lower sales and to increased packaging costs on certain products.

       Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, increased to 23% in the first quarter of 2002 from 22% in the first quarter of 2001 primarily due to the slightly lower sales in 2002. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in the first quarters of 2002 and 2001.

       Interest Expense at Ronson Consumer Products was reduced by $26,000 to $28,000 in the first quarter of 2002 from $54,000 in the first quarter of 2001 primarily due to lower interest rates.

Ronson Aviation
---------------
(in thousands)
                                                     Quarter Ended
                                                       March 31,
                                                   -----------------
                                                   2002         2001
                                                   ----         ----

         Net sales                               $ 2,037     $ 2,162
         Earnings from operations                    391         220
         Earnings before income taxes and
          intercompany charges                       370         156

       Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 6% in the first quarter of 2002 from the first quarter of 2001 primarily because the Net Sales in the first quarter of 2001 included sales of charter services on Ronson Aviation's two C-99 aircraft, which were sold in the fourth quarter of 2001. If the sales of charter services using the C-99 aircraft were not included in sales in the first quarter of 2001, Ronson Aviation's Net Sales in the first quarter 2002 would have exceeded its Net Sales in the first quarter of 2001 by $38,000.

       Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 64% in the first quarter of 2002 from 72% in the first quarter of 2001. The decrease in the Cost of Sales percentage in 2002 was primarily due to improved gross profit margins on fuel sales and to a change in the mix of products sold.

       Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses were virtually unchanged in the first quarters of 2002 and 2001.

       Interest Expense at Ronson Aviation was reduced by $42,000 to $21,000 in the first quarter of 2002 from $63,000 in the first quarter of 2001 primarily due to lower interest rates in 2002 and to reduced debt because of the fourth quarter 2001 sale of the two C-99 aircraft.

Other Items
-----------

       The General and Administrative Expenses of Corporate and Other were higher in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to significantly higher pension expense as the result of increased amortization related to the lower valuation of pension assets in 2001.

Discontinued Operations
-----------------------

       On March 6, 2002, the Company reached settlement with the last insurance carrier in the Company's 1999 lawsuit to recover incurred and anticipated environmental cleanup costs, primarily relating to the Company's discontinued Prometcor operations. The Company had settled with the other insurance carriers in 2000 and 2001. This last settlement amounted to $600,000, bringing total recoveries to over $1.8 million. As a result of this final settlement, the Company had Earnings from Discontinued Operations of $285,000 after related expenses and before income taxes ($170,000 after taxes) in the first quarter of 2002.

FINANCIAL CONDITION
-------------------

       The Company's Stockholders' Equity improved to $3,003,000 at March 31, 2002, from $2,872,000 at December 31, 2001. The improvement of $131,000 in Stockholders' Equity was primarily due to the Net Earnings in the first quarter of 2002. The Company had a deficiency in working capital of $628,000 at March 31, 2002, as compared to working capital of $233,000 at December 31, 2001. The decline in working capital was primarily due to three factors: a reduction in the long-term pension obligation by $490,000, Ronson Aviation's replacement of an engine on its Citation II charter aircraft of about $400,000 and a reduction in the non-current portion of long-term debt of $231,000, partially offset by the Company's Net Earnings in the first quarter of 2002.

       In the first quarter of 2002, the Current Assets of Discontinued Operations increased by $575,000 primarily due to the receivable of $600,000 for the final insurance settlement for recovery of Prometcor's environmental costs.

       In the first quarter of 2002, the Company's cash and cash equivalents were reduced by $412,000 primarily due to Ronson Aviation's replacement of an engine on its Citation II charter aircraft at a cost of about $400,000 and to its payment of the long-term debt to Texaco Refinery and Marketing, Inc.

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


FORWARD-LOOKING STATEMENTS
--------------------------

       This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. The use of the words "expects", "plans", "anticipates" and other similar words in conjunction with discussions of future operations or financial performance identifies these statements.

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

         (a) Exhibits.

                 None.

         (b) Reports on Form 8-K.

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RONSON CORPORATION



Date:  May 13, 2002                      /s/ Louis V. Aronson II
                                         -----------------------
                                         Louis V. Aronson II, President
                                         & Chief Executive Officer

                                         (Signing as Duly Authorized
                                         Officer of the Registrant)



Date:  May 13, 2002                      /s/ Daryl K. Holcomb
                                         --------------------
                                         Daryl K. Holcomb, Vice President
                                         & Chief Financial Officer,
                                         Controller and Treasurer

                                         (Signing as Chief Financial
                                         Officer of the Registrant)