Form 10-Q
period 2002-06-30
RONSON CORP
filed 2002-08-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------
                          Commission File Number 1-1031
                                                 ------
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

As of June 30, 2002, there were 3,628,316 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION:

       CONSOLIDATED BALANCE SHEETS:
          JUNE 30, 2002 AND DECEMBER 31, 2001                                 3

       CONSOLIDATED STATEMENTS OF EARNINGS:
          QUARTER ENDED JUNE 30, 2002 AND 2001                                4

          SIX MONTHS ENDED JUNE 30, 2002 AND 2001                             5

       CONSOLIDATED STATEMENTS OF CASH FLOWS:
          SIX MONTHS ENDED JUNE 30, 2002 AND 2001                             6

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      13


PART II - OTHER INFORMATION:

          ITEM 1 - LEGAL PROCEEDINGS                                         17

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          17



              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                       June 30,    December 31,
                                                        2002           2001
                                                     -----------    -----------
                                                     (unaudited)
                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $    725     $    689
Accounts receivable, net                                  1,668        1,723
Inventories:
   Finished goods                                         1,479        1,422
   Work in process                                           84           55
   Raw materials                                            431          361
                                                       --------     --------
                                                          1,994        1,838
Other current assets                                        895          953
Current assets of discontinued operations                   294          325
                                                       --------     --------
            TOTAL CURRENT ASSETS                          5,576        5,528
                                                       --------     --------

Property, plant and equipment, at cost:
   Land                                                      19           19
   Buildings and improvements                             4,728        4,648
   Machinery and equipment                                6,771        6,075
   Construction in progress                                  80          114
                                                       --------     --------
                                                         11,598       10,856
Less accumulated depreciation and amortization            7,076        6,763
                                                       --------     --------
                                                          4,522        4,093

Other assets                                              1,506        1,548
Other assets of discontinued operations                   1,080        1,458
                                                       --------     --------
                                                       $ 12,684     $ 12,627
                                                       ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                        $    938     $    858
Current portion of long-term debt and leases                305          377
Accounts payable                                          2,174        1,593
Accrued expenses                                          2,160        1,940
Current liabilities of discontinued operations              484          527
                                                       --------     --------
            TOTAL CURRENT LIABILITIES                     6,061        5,295
                                                       --------     --------

Long-term debt and leases                                 2,415        2,730
Other long-term liabilities                               1,176        1,730

STOCKHOLDERS' EQUITY:
Common stock                                              3,692        3,520
Additional paid-in capital                               29,260       29,221
Accumulated deficit                                     (26,793)     (26,671)
Accumulated other comprehensive loss                     (1,530)      (1,602)
                                                       --------     --------
                                                          4,629        4,468
Less cost of treasury shares                              1,597        1,596
                                                       --------     --------
            TOTAL STOCKHOLDERS' EQUITY                    3,032        2,872
                                                       --------     --------
                                                       $ 12,684     $ 12,627
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

                                                       Quarter Ended
                                                         June 30,
                                              ---------------------------------

                                                2002                2001
                                                ----                ----

NET SALES                                     $ 5,551             $ 7,003
                                              -------             -------
Cost and expenses:
   Cost of sales                                3,429               4,410
   Selling, shipping and advertising              838                 902
   General and administrative                   1,025               1,093
   Depreciation and amortization                  164                 192
                                              -------             -------
                                                5,456               6,597
                                              -------             -------

EARNINGS FROM OPERATIONS                           95                 406
                                              -------             -------

Other expense:
   Interest expense                                83                 142
   Other-net                                       23                  30
                                              -------             -------
                                                  106                 172
                                              -------             -------
EARNINGS (LOSS) BEFORE INCOME
   TAX PROVISION (BENEFIT)                        (11)                234

Income tax provision (benefit)                    (13)                 66
                                              -------             -------

NET EARNINGS                                  $     2             $   168
                                              =======             =======

NET EARNINGS PER COMMON SHARE:

Basic                                         $  0.00             $  0.05
                                              =======             =======

Diluted                                       $  0.00             $  0.05
                                              =======             =======

See notes to consolidated financial statements

                                                                               5


              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
           -----------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                 ----------------------------

                                                   2002              2001
                                                   ----              ----

NET SALES                                         $11,312           $13,161
                                                  -------           -------
Cost and expenses:
   Cost of sales                                    6,966             8,196
   Selling, shipping and advertising                1,696             1,799
   General and administrative                       2,082             2,085
   Depreciation and amortization                      319               378
                                                  -------           -------
                                                   11,063            12,458
                                                  -------           -------
EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INTEREST AND OTHER ITEMS                   249               703
                                                  -------           -------

Other expense:
   Interest expense-net                               173               301
   Other-net                                           48                59
                                                  -------           -------
                                                      221               360
                                                  -------           -------
EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                28               343

Income tax provisions-net                              13               108
                                                  -------           -------

EARNINGS FROM CONTINUING OPERATIONS                    15               235

Earnings from discontinued operations
    (net of tax provisions of $115)                   170               --
                                                  -------           -------

NET EARNINGS                                      $   185           $   235
                                                  =======           =======

EARNINGS PER COMMON SHARE:

Basic:
    Earnings from continuing operations           $  0.00           $  0.06
    Earnings from discontinued operations            0.05              0.00
                                                  -------           -------
         Net earnings                             $  0.05           $  0.06
                                                  =======           =======

Diluted:
    Earnings from continuing operations           $  0.00           $  0.06
    Earnings from discontinued operations            0.05              0.00
                                                  -------           -------
         Net earnings                             $  0.05           $  0.06
                                                  =======           =======


See notes to consolidated financial statements.



              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
           -----------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)


                                                                 Six Months Ended
                                                                      June 30,
                                                            ------------------------

                                                              2002            2001
                                                              ----            ----
Cash Flows from Operating Activities:
Net earnings                                                 $   185         $   235
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                               319             378
     Deferred income tax expenses                                107             112
     Increase in cash from changes in
         current assets and current liabilities                  375              97
     Net change in pension-related accounts                      (66)            121
     Discontinued operations                                     241             (76)
     Other                                                        11              19
                                                             -------         -------
           Net cash provided by operating activities           1,172             886
                                                             -------         -------
Cash Flows from Investing Activities:
Net cash used in investing activities,
     capital expenditures                                       (734)           (385)
                                                             -------         -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                     98             183
Payments of preferred dividends                                  (71)             --
Payments of short-term debt                                      (18)           (264)
Payments of long-term debt                                      (372)           (226)
Payments of long-term lease obligations                          (15)            (14)
Other                                                            (24)            (24)
                                                             -------         -------

           Net cash used in financing activities                (402)           (345)
                                                             -------         -------

     Net increase in cash and cash equivalents                    36             156

     Cash and cash equivalents at beginning of period            689              81
                                                             -------         -------

     Cash and cash equivalents at end of period              $   725         $   237
                                                             =======         =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 FOR THE QUARTER ENDED JUNE 30, 2002 (UNAUDITED)
                 -----------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

     Basis of Financial Statement Presentation - The information as of and for the three month and six month periods ended June 30, 2002 and 2001, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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


Note 2:  PER COMMON SHARE DATA
         ---------------------

     The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):


                                                       Quarter Ended June 30,
                                      --------------------------------------------------------
                                               2002                          2001
                                      -------------------------  -----------------------------
                                                          Per                           Per
                                                         Share                         Share
                                     Earnings   Shares   Amount  Earnings  Shares(2)   Amt.(2)
                                     --------   ------   ------  --------  ---------   -------

Net earnings  . . . . . .             $     2                     $   168
Less accrued dividends on
  preferred stock . . . .                  (2)                         (2)
                                     --------                     -------

  BASIC                                    --    3,628    $ 0.00      166    3,629     $ 0.05
                                                          ======                       ======
Effect of dilutive
  securities (1):
  Stock options . . . . .                           --                          --
  Cumulative convertible
   preferred stock  . . .                  --       --                 --       --
                                     --------   ------            -------   ------
  DILUTED                             $    --    3,628    $ 0.00  $   166    3,629     $ 0.05
                                     ========   ======    ======  =======   ======     ======



                                                            Six Months Ended June 30,
                                      --------------------------------------------------------
                                               2002                          2001
                                      -------------------------  -----------------------------
                                                          Per                           Per
                                                         Share                         Share
                                      Earnings  Shares   Amount  Earnings  Shares(2)   Amt.(2)
                                      --------  ------   ------  --------  ---------   -------

Earnings from continuing
  operations  . . . . . .            $     15                     $   235
Less accrued dividends on
  preferred stock . . . .                  (4)                         (4)
                                     --------                     -------
Continuing operations . .                  11    3,628    $ 0.00      231    3,629     $   0.06
Earnings from discontinued
  operations  . . . . . .                 170    3,628      0.05       --    3,629           --
                                     --------             ------  -------              --------
  BASIC                              $    181    3,628    $ 0.05  $   231    3,629     $   0.06
                                     ========   ======    ======  =======   =======    ========
Effect of dilutive
  securities (1):
  Stock options . . . . .                           --                          --
  Cumulative convertible
   preferred stock  . . .            $     --       --            $    --       --
                                     --------   ------            -------   ------
Continuing operations . .                  11    3,628    $ 0.00      231    3,629     $   0.06
Earnings from discontinued
  operations  . . . . . .                 170    3,628      0.05       --    3,629           --
                                     --------             ------  -------              --------
  DILUTED                            $    181    3,628    $ 0.05  $   231    3,629     $   0.06
                                     ========   ======    ======  =======   =======    ========


     (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for all periods presented, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings per Common Share.

     (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock.


Note 3:  SHORT-TERM DEBT
         ---------------

     In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan. On June 30, 2002, RCPC and Fleet extended RCPC's Revolving Loan to June 30, 2005. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $918,000 at June 30, 2002, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

     In 1995 Ronson Corporation of Canada, Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $20,000 (C$30,000) at June 30, 2002, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory.

     In 1997 Ronson Aviation entered into an agreement with Fleet for a Revolving Loan. On June 30, 2002, the Revolving Loan was extended for three years to June 30, 2005. The Revolving Loan provides a line of credit up to $500,000 to Ronson

Aviation based on the level of its accounts receivable. At June 30, 2002, Ronson Aviation utilized no borrowings under the Revolving Loan.


Note 4:  LONG-TERM DEBT
         --------------

     In May 1999 the Company, RCPC and Fleet entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property. The Mortgage Loan balance was $1,553,000 at June 30, 2002, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004.

     Ronson Aviation has two term loans payable to Fleet with balances at June 30, 2002, totaling approximately $1,078,000. The loans are collateralized by specific aircraft. On June 30, 2002, Ronson Aviation and Fleet amended a term loan to extend the payment terms to June 30, 2005.


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

     The Company is involved in a State of New Jersey Gross Income Tax audit for the years ended December 31, 1997 through December 31, 2000. The total claimed by the State of New Jersey is $144,000, related to availability of net operating loss carryforwards from 1995. The Company has appealed the determination by the New Jersey Division of Taxation. Based on statements of the Company's counsel in the matter, management believes that the Company will not be liable for the assessment. The Company has accrued the expected cost of defense in the matter.

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

     Financial   information  by  industry   segment  is  summarized  below  (in
thousands):

                                             Quarter Ended                         Six Months Ended
                                                June 30,                               June 30,
                                       ------------------------              ------------------------
                                       2002                2001               2002               2001
                                       ----                ----               ----               ----

Net sales:
  Consumer Products                   $  3,394            $  3,942            $  7,118            $  7,938
  Aviation Services                      2,157               3,061               4,194               5,223
                                      --------            --------            --------            --------
    Consolidated                      $  5,551            $  7,003            $ 11,312            $ 13,161
                                      ========            ========            ========            ========
Earnings from operations:
  Consumer Products                   $    232            $    434            $    479            $    917
  Aviation Services                        358                 455                 749                 675
                                      --------            --------            --------            --------
  Total reportable segments                590                 889               1,228               1,592
  Corporate and others                    (495)               (483)               (979)               (889)
                                      --------            --------            --------            --------
    Consolidated                      $     95            $    406            $    249            $    703
                                      ========            ========            ========            ========
Earnings from continuing
  operations before intercompany
  charges and income taxes:
  Consumer Products                   $    201            $    385            $    416            $    808
  Aviation Services                        341                 397                 711                 553
                                      --------            --------            --------            --------
  Total reportable segments                542                 782               1,127               1,361
  Corporate and others                    (553)               (548)             (1,099)             (1,018)
                                      --------            --------            --------            --------
    Consolidated                      $    (11)           $    234            $     28            $    343
                                      ========            ========            ========            ========

Note 7:  COMPREHENSIVE INCOME
         --------------------

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

     Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                  Quarter Ended June 30, 2002 and 2001
                                  ------------------------------------
                               Foreign          Minimum         Accumulated
                               Currency         Pension            Other
                              Translation      Liability       Comprehensive
                             Adjustment (1)   Adjustment (2)       Loss
                             --------------   --------------  --------------
Balance at
  March 31, 2002               $   (71)          $(1,500)           $(1,571)
Change in period                    16                52                 68
Tax Effect                          (6)              (21)               (27)
Balance at                     --------          --------           --------
  June 30, 2002                $   (61)          $(1,469)           $(1,530)
                               ========          ========           ========
Balance at
  March 31, 2001               $   (56)          $(1,015)           $(1,071)
Change in period                     3                34                 37
Tax effect                          (1)              (13)               (14)
Balance at                     --------          --------           --------
  June 30, 2001                $   (54)          $  (994)           $(1,048)
                               ========          ========           ========


                                 Six Months Ended June 30, 2002 and 2001
                                 ---------------------------------------
                               Foreign          Minimum         Accumulated
                               Currency         Pension            Other
                              Translation      Liability       Comprehensive
                             Adjustment (1)   Adjustment (2)       Loss
                             --------------   --------------  --------------
Balance at
  December 31, 2001              $   (70)        $(1,532)        $(1,602)
Change in period                      15             105             120
Tax Effect                            (6)            (42)            (48)
Balance at                       -------         -------        --------
  June 30, 2002                  $   (61)        $(1,469)        $(1,530)
                                 =======         =======         =======
Balance at
  December 31, 2000              $   (58)        $(1,035)        $(1,093)
Change in period                       7              67              74
Tax Effect                            (3)            (26)            (29)
Balance at                       -------         -------         -------
  June 30, 2001                  $   (54)        $  (994)        $(1,048)
                                 =======         =======         =======


(1) The foreign currency translation adjustment component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $41,000 and $36,000 as of June 30, 2002 and 2001, respectively, $47,000 and
     $37,000 as of March 31, 2002 and 2001, respectively, and $47,000 and $39,000 as of December 31, 2001 and 2000, respectively.

(2) The minimum pension liability component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $977,000 and $662,000 as of June 30, 2002 and 2001, respectively, $998,000 and $675,000 as of March 31, 2002 and 2001, respectively, and $1,019,000 and $688,000 as of December 31, 2001 and 2000, respectively.

Note 8:  STATEMENTS OF CASH FLOWS
         ------------------------

     Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated
Statements of Cash Flows.

     Supplemental disclosures of cash flow information are as follows (in thousands):


                                          Six Months Ended
                                               June 30,
                                          ----------------
                                            2002     2001
                                            ----     ----

                    Cash Payments for:

                      Interest             $ 195    $ 274
                      Income Taxes             2        9

                                                                              13


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

RESULTS OF OPERATIONS
---------------------

Second Quarter 2002 Compared to Second Quarter 2001 and First Half 2002 Compared to First Half 2001.

     The Company's Net Sales were $5,551,000 in the second quarter of 2002 as compared to $7,003,000 in the second quarter of 2001 and were $11,312,000 in the first half of 2002 as compared to $13,161,000 in the first half of 2001.

     The Company's Net Earnings in the first half of 2002 were $185,000 compared to  $235,000  in the first half of 2001.  The Net  Earnings in the first half of
2002 included  Earnings from  Discontinued  Operations of $170,000 due to income
from  an  environmental  insurance  settlement.   The  Company's  Earnings  from
Continuing  Operations  were  $15,000 in the first half of 2002 as  compared  to
$235,000 in the first half of 2001.


Ronson Consumer Products
------------------------
(in thousands)
                                      Quarter Ended           Six Months Ended
                                        June 30,                  June 30,
                                     --------------           ----------------
                                     2002      2001            2002      2001
                                     ----      ----            ----      ----

Net sales                            $3,394      $3,942     $7,118      $7,938
Earnings from operations                232         434        479         917
Earnings before income taxes and
 intercompany charges                   201         385        416         808


     Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 14% in the second quarter of 2002 compared to the second quarter of 2001, and the Net Sales at Ronson Consumer Products decreased by 10% in the first half of 2002 compared to the first half of 2001 primarily due to decreased sales of flame accessory products.

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

     Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 58% in the second quarter of 2002 from 56% in the second quarter of 2001 and to 59% in the first half of 2002 from 56% in the first half of 2001. These increases in the Cost of Sales percentage was due primarily to the lower sales and to increased packaging costs on certain products.

     Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, increased to 25% in the second quarter of 2002 and to 24% in the first half of 2002 from 23% in the second quarter and first half of 2001 primarily due to the lower sales in 2002. General and Administrative
Expenses, as a percentage of Net Sales, were unchanged at 9% in the second quarters and first halves of 2002 and 2001.



     Interest  Expense at Ronson  Consumer  Products  was  reduced by $16,000 to
$27,000 in the second quarter of 2002 from $43,000 in the second quarter of 2001 and by $42,000 to $55,000 in the first half of 2002 from $97,000 in the first half of 2001 primarily due to lower interest rates.

Ronson Aviation
---------------
(in thousands)
                                       Quarter Ended       Six Months Ended
                                         June 30,               June 30,
                                      ---------------      ----------------
                                      2002       2001       2002       2001
                                      ----       ----       ----       ----

Net sales                             $2,157     $3,061     $4,194     $5,223
Earnings from operations                 358        455        749        675
Earnings before income taxes and
 intercompany charges                    341        397        711        553

     Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 30% in the second quarter of 2002 from the second quarter of 2001 and by 20% in the first half of 2002 from the first half of 2001. These decreases were primarily due to lower aircraft sales and because the Net Sales in the second quarter and first half of 2001 included sales of charter services on Ronson Aviation's two C-99 aircraft, which were sold in the fourth quarter of 2001.

     Ronson Aviation's Cost of Sales, as a percentage of Net Sales, was reduced to 68% in the second quarter of 2002 and to 66% in the first half of 2002 from 73% in the second quarter and first half of 2001. The decreases in the Cost of Sales percentage in 2002 were primarily due to improved gross profit margins on certain products and to the change in the mix of products sold.

     Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 11% in the second quarter of 2002 from 9% in the second quarter of 2001 and to 12% in the first half of 2002 from 10% in the first half of 2001 primarily due to the lower sales in 2002.

     Interest Expense at Ronson Aviation was reduced by $39,000 to $18,000 in the second quarter of 2002 from $57,000 in the second quarter of 2001 and by $81,000 to $39,000 in the first half of 2002 from $120,000 in the first half of 2001 primarily due to lower interest rates in 2002 and to reduced debt because of the fourth quarter 2001 sale of the two C-99 aircraft.

Other Items
-----------

     The General and Administrative Expenses of Corporate and Other were higher in the second quarter and first half of 2002 as compared to the second quarter and first half of 2001 primarily due to significantly higher pension expense as the result of increased amortization related to the lower valuation of pension assets in 2001.

Income Taxes
------------

     Income tax benefits were recognized in the second quarter of 2002 because earnings in the second quarter 2002 in Ronson-Canada offset its losses in the first quarter 2002. In the first half of 2002, the Company's effective tax rate of 46% exceeded the statutory tax rate due to minimum state income taxes.

Discontinued Operations
-----------------------

     On March 6, 2002, the Company reached settlement with the last insurance carrier in the Company's 1999 lawsuit to recover incurred and anticipated environmental cleanup costs, primarily relating to the Company's discontinued Prometcor operations. The Company had settled with the other insurance carriers in 2000 and 2001. This last settlement amounted to $600,000, bringing total recoveries to over $1.8 million. As a result of this final settlement, the Company had Earnings from Discontinued Operations of $285,000 after related expenses and before income taxes ($170,000 after taxes) in the first half of 2002.


FINANCIAL CONDITION

     The Company's Stockholders' Equity improved to $3,032,000 at June 30, 2002, from $2,872,000 at December 31, 2001. The improvement of $160,000 in Stockholders' Equity was primarily due to the Net Earnings in the first half of 2002. The Company had a deficiency in working capital of $485,000 at June 30, 2002, as compared to working capital of $233,000 at December 31, 2001. The decline in working capital was primarily due to three factors: a reduction in the long-term pension obligation by $576,000, Ronson Aviation's replacement of an engine on its Citation II charter aircraft of about $400,000 and a reduction in the non-current portion of long-term debt of $299,000, partially offset by the Company's Net Earnings in the first half of 2002.

     In the first half of 2002, the Company's machinery and equipment increased by $696,000 primarily due to Ronson Aviation's replacement of an engine on its Citation II charter aircraft at a cost of about $400,000.

     In the first half of 2002, the Company's Accounts Payable and Accrued Expenses increased from December 31, 2001, primarily due to the timing of purchases and payments.

     In the first quarter of 2002, the Company completed the environmental clearance of Prometcor's Newark, NJ, property. The property was released for sale in March 2002 by the New Jersey Department of Environmental Protection. Closing on the sale of the property under an existing sale agreement was completed in the second quarter of 2002. The reduction in Other Assets of Discontinued Operations from December 31, 2001, to June 30, 2002, was primarily due to the sale of the property.

     In the second quarter of 2002, the Company reached agreement with its principal lender, Fleet Business Capital ("Fleet") extending: 1) Fleet's lines of credit with RCPC and Ronson Aviation, and 2) certain of Fleet's term loans to Ronson Aviation related to the Citation II jet. The lines of credit and term loans were extended by three years from their prior expiration dates to June 30, 2005. The revised terms of the agreements provide for reduced interest rates to prime plus 1% from prime plus 1-1/2%. For the lines of credit, these rate reductions are upon attainment of certain financial ratios. The revised agreements also eliminate and revise various financial covenants.

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

            Gary & Margaret Minnich vs. Ronson Consumer Products Corporation and
            --------------------------------------------------------------------
            Wal-Mart Stores East, Inc.
            --------------------------

     The Company is the defendant in a product liability lawsuit pending in the Circuit Court for Washington County, Maryland, in which Plaintiffs seek substantial damages that allegedly occurred in February 1999, when a cigarette lighter ignited the clothing of Gary Minnich. The Company was notified of the lawsuit in June 2002. Discovery has not been completed, and, therefore, the Company's counsel is unable to render an opinion about whether the likelihood of an unfavorable outcome is either "probable" or "remote". However, counsel for the Company has advised that substantial defenses exist and is vigorously defending this litigation. Management believes that the claim is without merit and a loss, if any, would be well within the limits of insurance coverage.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  (10)     Material Contracts.

     On June 30, 2002, RCPC and Summit Business Capital Corp., doing business as Fleet Capital ("Fleet"), amended the Revolving Loan agreement (refer to Note 3 of the Notes to Consolidated Financial Statements). The amended Revolving Loan agreement and related agreements are attached as Exhibits 10(a)-10(d) as follows:

(a) Fourth Amendment to Loan and Security Agreement between Summit Business Capital Corp. and Ronson Consumer Products Corporation dated June 30, 2002.

(b) Amended and Restated Master Note in the amount of $2,500,000 between Summit Business Capital Corp. and Ronson Consumer Products Corporation dated June 30, 2002.

(c) Consent and Reaffirmation of Guarantor by Ronson Corporation to Summit Business Capital Corp. dated June 30, 2002.

(d) Consent and Reaffirmation of Guarantor by Ronson Aviation, Inc. to Summit Business Capital Corp. dated June 30, 2002.

     On June 30, 2002, Ronson Aviation and Fleet amended the Revolving Loan Agreement and a Term Loan Agreement (refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements). The amended Revolving Loan Agreement, the Term Loan Agreement and related agreements are attached hereto as Exhibits 10(e)-10(i) as follows:

(e) Second Amendment to Loan and Security Agreement between Summit Business Capital Corp. and Ronson Aviation, Inc. dated June 30, 2002.

(f) Third Amended and Restated Master Note in the amount of $500,000 between Summit Business Capital Corp. and Ronson Aviation, Inc. dated June 30, 2002.

(g) Allonge to Promissory Note dated November 20, 1997 in the sum of $1,726,725.00 as of June 30, 2002, between Summit Business Capital Corp. and Ronson Aviation, Inc.

(h) Consent and Reaffirmation of Guarantor by Ronson Corporation to Summit Business Capital Corp. dated June 30, 2002.

(i) Consent and Reaffirmation of Guarantor by Ronson Consumer Products Corporation to Summit Business Capital Corp. dated June 30, 2002.

         (b)      Reports on Form 8-K.

                    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RONSON CORPORATION



Date:  August 14, 2002                      /s/ Louis V. Aronson II
                                           ------------------------------------
                                           Louis V. Aronson II, President
                                           & Chief Executive Officer

                                           (Signing as Duly Authorized
                                           Officer of the Registrant)



Date:  August 14, 2002                     /s/ Daryl K. Holcomb
                                           ------------------------------------
                                           Daryl K. Holcomb, Vice President
                                           & Chief Financial Officer,
                                           Controller & Treasurer

                                           (Signing as Chief Financial
                                           Officer of the Registrant)