Form 10-Q
period 2002-09-30
RONSON CORP
filed 2002-11-15
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes [_] No [X]

As of October 31, 2002, there were 3,659,210 shares of the registrant's common stock, $1.00 par value outstanding.



                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                                 PAGE

PART I - FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS:

                         CONSOLIDATED BALANCE SHEETS:
                            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001               3

                         CONSOLIDATED STATEMENTS OF OPERATIONS:
                            QUARTER ENDED SEPTEMBER 30, 2002 AND 2001              4

                         NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                         CONSOLIDATED STATEMENTS OF CASH FLOWS:                    5
                            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001          6

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7


           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                                 12

           ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                          16

           ITEM 4 - CONTROLS AND PROCEDURES


PART II - OTHER INFORMATION:

           ITEM 1 - LEGAL PROCEEDINGS                                             16


           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                                  16

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              17

EXHIBIT INDEX                                                                     18

SIGNATURES                                                                        19

CERTIFICATIONS PURSUANT TO SECTION 302 OF
    THE SARBANES-OXLEY ACT OF 2002                                                20



PART 1- FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)


                                                      September 30,   December 31,
                                                          2002           2001
                                                        --------       --------
                                                      (unaudited)
                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $    303       $    689
Accounts receivable, net                                   1,685          1,723
Inventories:
   Finished goods                                          2,576          1,422
   Work in process                                           114             55
   Raw materials                                             474            361
                                                        --------       --------
                                                           3,164          1,838
Other current assets                                         891            953
Current assets of discontinued operations                    226            325
                                                        --------       --------
             TOTAL CURRENT ASSETS                          6,269          5,528
                                                        --------       --------

Property, plant and equipment, at cost:
   Land                                                       19             19
   Buildings and improvements                              4,734          4,648
   Machinery and equipment                                 6,852          6,075
   Construction in progress                                   94            114
                                                        --------       --------
                                                          11,699         10,856
Less accumulated depreciation and amortization             7,242          6,763
                                                        --------       --------
                                                           4,457          4,093

Other assets                                               1,535          1,548
Other assets of discontinued operations                    1,080          1,458
                                                        --------       --------
                                                        $ 13,341       $ 12,627
                                                        ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                         $  1,950       $    858
Current portion of long-term debt and leases                 315            377
Accounts payable                                           2,119          1,593
Accrued expenses                                           2,190          1,940
Current liabilities of discontinued operations               363            527
                                                        --------       --------
             TOTAL CURRENT LIABILITIES                     6,937          5,295
                                                        --------       --------

Long-term debt and leases                                  2,354          2,730
Other long-term liabilities                                1,054          1,730

STOCKHOLDERS' EQUITY:
Common stock                                               3,726          3,520
Additional paid-in capital                                29,256         29,221
Accumulated deficit                                      (26,878)       (26,671)
Accumulated other comprehensive loss                      (1,511)        (1,602)
                                                        --------       --------
                                                           4,593          4,468
Less cost of treasury shares                               1,597          1,596
                                                        --------       --------
             TOTAL STOCKHOLDERS' EQUITY                    2,996          2,872
                                                        --------       --------
                                                        $ 13,341       $ 12,627
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


                                                             Quarter Ended
                                                             September 30,
                                                       --------------------------
                                                         2002              2001
                                                         ----              ----
NET SALES                                               $ 5,421          $ 6,517
                                                        -------          -------

Cost and expenses:
   Cost of sales                                          3,394            4,111
   Selling, shipping and advertising                        847              802
   General and administrative                             1,015              995
   Depreciation and amortization                            179              187
                                                        -------          -------
                                                          5,435            6,095
                                                        -------          -------

EARNINGS (LOSS) FROM OPERATIONS                             (14)             422
                                                        -------          -------

Other expense:
   Interest expense                                          82              134
   Other-net                                                 21               30
                                                        -------          -------
                                                            103              164
                                                        -------          -------
EARNINGS (LOSS) BEFORE INCOME
   TAX PROVISION (BENEFIT)                                 (117)             258

Income tax provision (benefit)                              (38)              86
                                                        -------          -------

NET EARNINGS (LOSS)                                     $   (79)         $   172
                                                        =======          =======

EARNINGS (LOSS) PER COMMON SHARE:

Basic                                                   $ (0.02)         $  0.05
                                                        =======          =======

Diluted                                                 $ (0.02)         $  0.05
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


                                                           Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                            2002          2001
                                                            ----          ----
NET SALES                                                $ 16,733       $ 19,678
                                                         --------       --------

Cost and expenses:
   Cost of sales                                           10,360         12,307
   Selling, shipping and advertising                        2,543          2,601
   General and administrative                               3,097          3,080
   Depreciation and amortization                              498            565
                                                         --------       --------
                                                           16,498         18,553
                                                         --------       --------
EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INTEREST AND OTHER ITEMS                           235          1,125
                                                         --------       --------

Other expense:
   Interest expense                                           255            435
   Other-net                                                   69             89
                                                         --------       --------
                                                              324            524
                                                         --------       --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX PROVISION (BENEFIT)                     (89)           601

Income tax provision (benefit)                                (25)           194
                                                         --------       --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                    (64)           407

Earnings from discontinued operations
    (net of income tax provision of $115)                     170             --
                                                         --------       --------

NET EARNINGS                                             $    106       $    407
                                                         ========       ========

NET EARNINGS (LOSS) PER COMMON SHARE:

Basic:
    Earnings (loss) from continuing operations           $  (0.02)      $   0.11
    Earnings from discontinued operations                    0.05             --
                                                         --------       --------
         Net earnings                                    $   0.03       $   0.11
                                                         ========       ========

Diluted:
    Earnings (loss) from continuing operations           $  (0.02)      $   0.11
    Earnings from discontinued operations                    0.05             --
                                                         --------       --------
         Net earnings                                    $   0.03       $   0.11
                                                         ========       ========


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          ------------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ----------------------
                                                                     2002           2001
                                                                     ----           ----
Cash Flows from Operating Activities:
Net earnings                                                        $   106       $   407
Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                      498           565
     Deferred income tax expenses                                        71           206
     Decrease in cash from changes in
         current assets and current liabilities                        (868)         (640)
     Net change in pension-related accounts                             (86)          146
     Discontinued operations                                            186          (194)
     Other                                                              (34)           12
                                                                    -------       -------
           Net cash provided by (used in) operating activities         (127)          502
                                                                    -------       -------

Cash Flows from Investing Activities:
Net cash used in investing activities,
     capital expenditures                                              (816)         (447)
                                                                    -------       -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                         1,092           840
Proceeds from issuance of common stock                                   38            --
Payments of preferred dividends                                         (73)           --
Payments of short-term debt                                              --          (480)
Payments of long-term debt                                             (440)         (339)
Payments of long-term lease obligations                                 (24)          (22)
Other                                                                   (36)          (36)
                                                                    -------       -------

           Net cash provided by (used in) financing activities          557           (37)
                                                                    -------       -------

     Net increase (decrease) in cash and cash equivalents              (386)           18

     Cash and cash equivalents at beginning of period                   689            81
                                                                    -------       -------

     Cash and cash equivalents at end of period                     $   303       $    99
                                                                    =======       =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
              FOR THE QUARTER ENDED SEPTEMBER 30, 2002 (UNAUDITED)
              ----------------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------
         Basis of Financial Statement Presentation - The information as of and for the three month and nine month periods ended September 30, 2002 and 2001, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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


Note 2:  PER COMMON SHARE DATA
         ---------------------
         The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                           Quarter Ended September 30,
                           ----------------------------------------------------------
                                        2002                        2001
                           --------------------------  ------------------------------
                                                Per                             Per
                                               Share                           Share
                             Loss     Shares  Amount   Earnings   Shares(2)   Amt.(2)
                            ------    ------  ------   --------   ---------   -------

Net earnings (loss) . . .  $    (79)                   $    172
Less accrued dividends on
  preferred stock . . . .        (2)                         (2)
                           --------                    --------

  BASIC                         (81)   3,635  $(0.02)       170     3,629      $ 0.05
                                              ======                           ======
Effect of dilutive
  securities (1):
  Stock options . . . . .                 --                            8
  Cumulative convertible
   preferred stock. . . .        --       --                  2        37
                           --------    -----           --------     -----

  DILUTED                  $    (81)   3,635  $(0.02)  $    172     3,674      $ 0.05
                           ========    =====  ======   ========     =====      ======

                                        Nine Months Ended September 30,
                           ----------------------------------------------------------
                                        2002                        2001
                           --------------------------  ------------------------------
                                                Per                             Per
                           Earnings            Share                           Share
                            (Loss)    Shares  Amount   Earnings   Shares(2)   Amt.(2)
                            ------    ------  ------   --------   ---------   -------
Earnings (loss) from
  continuing operations .  $    (64)                   $    407
Less accrued dividends on
  preferred stock . . . .        (5)                         (5)
                           --------                    --------
Continuing operations . .       (69)   3,630  $(0.02)       402     3,629     $ 0.11
Earnings from discontinued
  operations. . . . . . .       170    3,630    0.05         --     3,629         --
                           --------           ------   --------               ------

  BASIC                    $    101    3,630  $ 0.03   $    402     3,629     $ 0.11
                           ========    =====  ======   ========     =====     ======
Effect of dilutive
  securities (1):
  Stock options . . . . .                 --                           --
  Cumulative convertible
   preferred stock. . . .  $     --       --           $     --        --
                           --------    -----           --------     -----
Continuing operations . .       (69)   3,630  $(0.02)       402     3,629     $ 0.11
Earnings from discontinued
  operations. . . . . . .       170    3,630    0.05         --     3,629         --
                           --------           ------   --------               ------

  DILUTED                  $    101    3,630  $ 0.03   $    402     3,629     $ 0.11
                           ========    =====  ======   ========     =====     ======


(1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the third quarter 2002 and the nine-month periods of 2002 and 2001, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for those periods.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock issued April 15, 2002.


Note 3:  SHORT-TERM DEBT
         ---------------

         In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan. On June 30, 2002, RCPC and Fleet extended RCPC's Revolving Loan to June 30, 2005. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $983,000 at September 30, 2002, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

         In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan balance of $37,000 (C$59,000) at September 30, 2002, of Ronson-Canada under the line of credit is secured by its accounts receivable and inventory.

         At September 30, 2002, Ronson Aviation, Inc. ("Ronson Aviation") had a note payable of $930,000 due to Raytheon Aircraft Credit Corp. The note is collateralized by a specific aircraft, and the note is to be repaid from the proceeds from the sale of the aircraft.

         In 1997 Ronson Aviation entered into an agreement with Fleet for a Revolving Loan. On June 30, 2002, the Revolving Loan was extended for three years to June 30, 2005. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At September 30, 2002, Ronson Aviation utilized no borrowings under the Revolving Loan.


Note 4:  LONG-TERM DEBT
         --------------

     In May 1999 the Company, RCPC and Fleet entered into a loan agreement, in the original amount of $1,760,000, which refinanced an existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. The Mortgage Loan balance was $1,534,000 at September 30, 2002, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004.

         Ronson Aviation has two term loans payable to Fleet with balances at September 30, 2002, totaling approximately $1,029,000. The loans are collateralized by specific aircraft. On June 30, 2002, Ronson Aviation and Fleet amended a term loan to extend the payment terms to June 30, 2005.


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

         Financial information by industry segment is summarized below (in thousands):
                                      Quarter Ended         Nine Months Ended
                                      September 30,           September 30,
                                     2002       2001         2002        2001
                                     ----       ----         ----        ----

Net sales:
  Consumer Products               $ 3,458     $ 3,859      $10,576     $11,797
  Aviation Services                 1,963       2,658        6,157       7,881
                                  -------     -------      -------     -------

    Consolidated                  $ 5,421     $ 6,517      $16,733     $19,678
                                  =======     =======      =======     =======
Earnings (loss) from operations:
  Consumer Products               $   200     $   558      $   679     $ 1,475
  Aviation Services                   288         299        1,037         974
                                  -------     -------      -------     -------

  Total reportable segments           488         857        1,716       2,449
  Corporate and others               (502)       (403)      (1,481)     (1,292)
  Non-recurring loss                   --         (32)          --         (32)
                                  -------     -------      -------     -------

    Consolidated                  $   (14)    $   422      $   235     $ 1,125
                                  =======     =======      =======     =======

Earnings (loss) from continuing
  operations before intercompany
  charges and income taxes:
  Consumer Products               $   171     $   507      $   587     $ 1,315
  Aviation Services                   273         250          984         803
                                  -------     -------      -------      ------

Total reportable segments             444         757        1,571       2,118
  Corporate and others               (561)       (467)      (1,660)     (1,485)
  Non-recurring loss                   --         (32)          --         (32)
                                  -------     -------      -------     -------

    Consolidated                  $  (117)    $   258      $   (89)    $   601
                                  =======     =======      =======     =======


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

         Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                Quarter Ended September 30, 2002 and 2001
                                -----------------------------------------
                           Foreign Currency   Minimum Pension      Accumulated
                             Translation         Liability     Other Comprehensive
                             Adjustment (1)   Adjustment (2)          Loss
                             --------------   --------------   -------------------
Balance at
  June 30, 2002              $      (61)       $  (1,469)          $  (1,530)
Change in period                    (19)              52                  33
Tax effect                            7              (21)                (14)
                             ----------        ---------           ---------
Balance at
  September 30, 2002         $      (73)       $  (1,438)          $  (1,511)
                             ==========         ========           =========
Balance at
  June 30, 2001              $      (54)       $    (994)          $  (1,048)
Change in period                    (13)              33                  20
Tax effect                            5              (14)                 (9)
                             ----------        ---------           ---------
Balance at
  September 30, 2001         $      (62)       $    (975)          $  (1,037)
                             ==========        =========           =========

                              Nine Months Ended September 30, 2002 and 2001
                              ---------------------------------------------
                           Foreign Currency   Minimum Pension     Accumulated
                             Translation         Liability     Other Comprehensive
                             Adjustment (1)   Adjustment (2)         Loss
                             --------------   --------------   -------------------
Balance at
  December 31, 2001          $      (70)       $  (1,532)        $  (1,602)
Change in period                     (4)             157               153
Tax effect                            1              (63)              (62)
                             ----------        ---------         ---------
Balance at
  September 30, 2002         $      (73)       $  (1,438)        $  (1,511)
                             ==========        =========         =========
Balance at
  December 31, 2000          $      (58)       $  (1,035)        $  (1,093)
Change in period                     (6)             100                94
Tax effect                            2              (40)              (38)
                             ----------        ---------         ---------
Balance at
  September 30, 2001         $      (62)       $    (975)        $  (1,037)
                             ==========        =========         =========


(1) The foreign currency translation adjustment component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $48,000 and $41,000 as of September 30, 2002 and 2001, respectively, $41,000 and $36,000 as of June 30, 2002 and 2001, respectively, and $47,000 and $39,000 as of December 31, 2001 and 2000, respectively.

(2) The minimum pension liability component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $956,000 and $648,000 as of September 30, 2002 and 2001, respectively, $977,000 and $662,000 as of June 30, 2002 and 2001, respectively, and $1,019,000 and
     $688,000 as of December 31, 2001 and 2000, respectively.

Note 8:  STATEMENTS OF CASH FLOWS
         ------------------------

         Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                                         Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                           2002     2001
                                                           ----     ----

                           Cash Payments for:

                             Interest                     $ 286    $ 411
                             Income Taxes                     2       10


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

RESULTS OF OPERATIONS
---------------------

Third Quarter 2002 Compared to Third Quarter 2001 and Nine Months 2002 Compared to Nine Months 2001.

         The Company's Net Sales were $5,421,000 in the third quarter of 2002 as compared to $6,517,000 in the third quarter of 2001 and were $16,733,000 in the nine months of 2002 as compared to $19,678,000 in the nine months of 2001.

         The Company's Net Earnings in the nine months of 2002 were $106,000 compared to $407,000 in the nine months of 2001. The Net Earnings in the nine months of 2002 included Earnings from Discontinued Operations of $170,000 due to income from an environmental insurance settlement.

Ronson Consumer Products
------------------------
(in thousands)
                                     Quarter Ended      Nine Months Ended
                                     September 30,        September 30,
                                     --------------     ---------------
                                     2002      2001      2002      2001
                                     ----      ----      ----      ----

Net sales                         $ 3,458   $ 3,859   $10,576   $11,797
Earnings from operations              200       558       679     1,475
Earnings before income taxes and
 intercompany charges                 171       507       587     1,315

         Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 10% in the third quarter of 2002 compared to the third quarter of 2001 and in the nine months of 2002 compared to the nine months of 2001 primarily due to decreased sales of flame accessory products.

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

         Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 59% in the third quarter of 2002 from 54% in the third quarter of 2001 and to 59% in the nine months of 2002 from 55% in the nine months of 2001. These increases in the Cost of Sales percentage were due primarily to the lower sales and to increased packaging costs on certain products for a major customer.

         Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, increased to 24% in the third quarter and nine months of 2002 from 21% in the third quarter of 2001 and 22% in the nine months of 2001 primarily due to the lower sales in 2002. General and Administrative Expenses, as a percentage of Net Sales, in the third quarters and nine months of 2002 and 2001 were unchanged at 9%.

         Interest Expense at Ronson Consumer Products was reduced by $16,000 to $28,000 in the third quarter of 2002 from $44,000 in the third quarter of 2001 and by $58,000 to $83,000 in the nine months of 2002 from $141,000 in the nine months of 2001 primarily due to lower interest rates.

Ronson Aviation
---------------
(in thousands)
                                       Quarter Ended     Nine Months Ended
                                       September 30,      September 30,
                                      --------------     ---------------
                                      2002      2001      2002      2001
                                      ----      ----      ----      ----

Net sales                           $ 1,963   $ 2,658   $ 6,157   $ 7,881
Earnings from operations                288       299     1,037       974
Earnings before income taxes and
 intercompany charges                   273       250       984       803
Non-recurring loss                       --       (32)       --       (32)

         Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 26% in the third quarter of 2002 from the third quarter of 2001 and by 22% in the nine months of 2002 from the nine months of 2001. These decreases were primarily because there were no aircraft sales in 2002 and because the Net Sales in the third quarter and nine months of 2001 included sales of charter services on Ronson Aviation's two C-99 aircraft, which were sold in the fourth quarter of 2001. The non-recurring items in the third quarter and nine months of 2001 pertained to costs related to sales of these two Ronson Aviation C-99 aircraft.

         Ronson Aviation's Cost of Sales, as a percentage of Net Sales, was reduced to 69% in the third quarter of 2002 and to 67% in the nine months of 2002 from 76% in the third quarter of 2001 and 74% in the nine months of 2001. The decreases in the Cost of Sales percentage in 2002 were primarily due to improved gross profit margins on certain products and to the change in the mix of products and services sold.

         Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 10% in the third quarter of 2002 from 9% in the third quarter of 2001 and to 11% in the nine months of 2002 from 10% in the nine months of 2001 primarily due to the lower sales in 2002.

         Interest Expense at Ronson Aviation was reduced by $32,000 to $16,000 in the third quarter of 2002 from $48,000 in the third quarter of 2001 and by $113,000 to $55,000 in the nine months of 2002 from $168,000 in the nine months of 2001 primarily due to lower interest rates in 2002 and to reduced debt because of the fourth quarter 2001 sale of the two C-99 aircraft.

Other Items
-----------

         The General and Administrative Expenses of Corporate and Other were higher in the third quarter and nine months of 2002 as compared to the third quarter and nine months of 2001 primarily due to significantly higher pension expense as the result of increased amortization related to the lower valuation of pension assets in 2001.


Discontinued Operations
-----------------------

         On March 6, 2002, the Company reached settlement with the last insurance carrier in the Company's 1999 lawsuit to recover incurred and anticipated environmental cleanup costs, primarily relating to the Company's discontinued Prometcor operations. The Company had settled with the other insurance carriers in 2000 and 2001. This last settlement amounted to $600,000, bringing total recoveries to over $1.8 million. As a result of this final settlement, the Company had Earnings and depreciation from Discontinued Operations of $285,000 after related expenses and before income taxes ($170,000 after taxes) in the nine months of 2002.


FINANCIAL CONDITION

         The Company's Stockholders' Equity improved to $2,996,000 at September 30, 2002, from $2,872,000 at December 31, 2001. The improvement of $124,000 in
Stockholders' Equity was primarily due to the Net Earnings in the nine months of 2002. The Company had a deficiency in working capital of $668,000 at September 30, 2002, as compared to working capital of $233,000 at December 31, 2001. The decline in working capital was primarily due to three factors: a reduction in the long-term pension obligation by $694,000, Ronson Aviation's replacement of an engine on its Citation II charter aircraft of about $400,000 and a reduction in the non-current portion of long-term debt and leases of $376,000, partially offset by the Company's Net Earnings and depreciation in the nine months of 2002.

         In the nine months of 2002, Finished Goods Inventory and Short-term Debt increased due to Ronson Aviation's receiving delivery of an aircraft for resale in the third quarter of 2002. In the nine months of 2001, Finished Goods Inventory and Short-term Debt also increased due to Ronson Aviation's receiving delivery of an aircraft for resale in the third quarter of 2001.

         In the nine months of 2002, the Company's machinery and equipment increased by $777,000 primarily due to Ronson Aviation's replacement of an engine on its Citation II charter aircraft at a cost of about $400,000.

         In the nine months of 2002, the Company's Accounts Payable and Accrued Expenses increased from December 31, 2001, primarily due to the timing of purchases and payments.

         In the first quarter of 2002, the Company completed the environmental clearance of Prometcor's Newark, NJ, property. The property was released for sale in March 2002 by the New Jersey Department of Environmental Protection. Closing on the sale of the property under an existing sale agreement was completed in the second quarter of 2002. The reduction in Other Assets of Discontinued Operations from December 31, 2001, to September 30, 2002, was primarily due to the sale of the property.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         There has been no significant change in the Company's exposure to market risk during the first nine months of 2002. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.


ITEM 4 - CONTROLS AND PROCEDURES
         -----------------------

  (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after the evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-4(c) and 15-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them.

  (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         -----------------
         Gary Minnich, Margaret Minnich & Royal and Sunalliance vs. Ronson
         -----------------------------------------------------------------
Consumer Products Corporation and Wal-Mart Stores  East, Inc.
--------------------------------------------------------------

         The Company is the defendant in a product liability lawsuit pending in the District Court for the District of Maryland, in which Plaintiffs have alleged that a cigarette lighter ignited the clothing of Gary Minnich in February 1999 and have alleged substantial damages occurred. The Company was notified of the lawsuit in June 2002. Discovery has not been completed, and, therefore, the Company's counsel is unable to render a final opinion in this matter. However, counsel for the Company has advised that substantial defenses exist and is vigorously defending this litigation. Management believes that the claim is without merit and a loss, if any, would be well within the limits of insurance coverage.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on September 12, 2002, the matters set forth in the Company's 2002 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

         (b) Messrs. Louis V. Aronson II and I. Leo Motiuk were elected as Class III directors for three-year terms by 76.7% or more of the votes cast at the Meeting.

         (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2002 was ratified by 88.2% of the votes cast at the Meeting.

         (d) A stockholder proposal was rejected by about 68% of the votes cast at the Meeting.

         The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

1.   ELECTION OF DIRECTORS

   Class III (terms expire at 2005 Annual Meeting of Stockholders):

                                      FOR        %        WITHHOLD     %
                                      ---       ---       --------    ---

         Louis V. Aronson II       2,620,474    76.7       798,036    23.3

         I. Leo Motiuk             2,633,248    77.0       785,262    23.0

2. To ratify the appointment of DEMETRIUS & COMPANY, L.L.C., as independent auditors for the year 2002.

         FOR        %        AGAINST       %         ABSTAIN      %
         ---       ---       -------      ---        -------     ---

      3,013,870    88.2      397,300      11.6        7,340      0.2

3. To consider a Stockholder Proposal, unanimously opposed by the Board of Directors and Management a portion of which reads as follows: "RESOLVED, that the stockholders of Ronson Corporation request the Board of Directors to redeem as soon as practicable the preferred stock purchase rights issued under its Rights Agreement dated December 8, 1998."

         FOR        %        AGAINST        %        ABSTAIN      %
         ---       ---       -------       ---       -------     ---
       830,161    31.8      1,776,149      52.0       6,397      0.2


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a) Exhibits.

            (99)(a) Certification of Louis V. Aronson II, the Principal Executive Officer of the Company, and Daryl K. Holcomb, the Principal Financial Officer of the Company , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

               On August 30, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission in response to Item 9 of such report. No financial statements or pro forma financial information was included in this report.

                                                                              18
                                  EXHIBIT INDEX

                          QUARTERLY REPORT ON FORM 10-Q

  Exhibit
    No.     Description
  -------   ------------

   99(a) Certification of Louis V. Aronson, II, the Principal Executive Officer of the Company, and Daryl K. Holcomb, the Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RONSON CORPORATION



Date:  November 14, 2002                    /s/ Louis V. Aronson II
                                            ---------------------------------
                                            Louis V. Aronson II, President
                                            & Chief Executive Officer

                                            (Signing as Duly Authorized
                                            Officer of the Registrant)



Date:  November 14, 2002                    /s/ Daryl K. Holcomb
                                            ---------------------------------
                                            Daryl K. Holcomb, Vice President
                                            & Chief Financial Officer,
                                            Controller & Treasurer

                                            (Signing as Chief Financial
                                            Officer of the Registrant)

                                  CERTIFICATION

         I, Louis V. Aronson II, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Ronson
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                                 /s/ Louis V. Aronson II
                                                        ------------------------
                                                        Louis V. Aronson II
                                                        President and C.E.O.

                                  CERTIFICATION

I, Daryl K. Holcomb, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Ronson
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                                /s/ Daryl K. Holcomb
                                                       ------------------------
                                                       Daryl K. Holcomb
                                                       Vice President and C.F.O.