Form 10-K
RONSON CORP
filed 2003-03-31
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


    (Mark  One)
    [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended December 31, 2002 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the transition period from               to                .
                                              ---------------  -----------------

                           Commission File No. 1-1031

                               RONSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                NEW JERSEY                            22-0743290
          -----------------------                  -------------------
          (State of incorporation)                 (I.R.S. Employer
                                                   Identification No.)


          CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.              08875
          -------------------------------------------             -------
          (Address of principal executive office)                (Zip Code)


          Registrant's telephone number:                    (732) 469-8300
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $2,470,000 as of June 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity.

As of March 19, 2003, there were 3,842,168 shares of the registrant's common stock outstanding, adjusted to reflect a 5% common stock dividend declared on March 18, 2003.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Ronson Corporation and its consolidated subsidiaries (the "Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the success of new products; competition; prices of key materials, such as petroleum products; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions relating to pension costs; and other risks that are described herein and that are otherwise described from time to time in the Company's Securities and Exchange Commission reports. The Company assumes no obligation and does not intend to update these forward-looking statements.

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

          7A. Quantitative and Qualitative Disclosures about Market Risk.

          8. Financial Statements and Supplementary Data.


          9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     Part III
     --------


     Item 10. Directors and Executive Officers of the Registrant.

          11. Executive Compensation.

          12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


          13. Certain Relationships and Related Transactions.

          14. Controls and Procedures.


     Part IV
     -------

     Item 15. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.


     Signatures.

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Financial Statements.

                                     PART I
                                     ------


Item 1 - DESCRIPTION OF BUSINESS
         -----------------------

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


     In December 1989 the Company adopted a plan to discontinue the operations of Ronson Metals Corporation, Newark, New Jersey, one of the Company's wholly owned subsidiaries. On January 8, 1997, Ronson Metals Corporation amended its Certificate of Incorporation to change its corporation name to Prometcor, Inc. ("Prometcor"). As part of the plan to sell the properties of the Prometcor discontinued operations, Prometcor complied with all applicable environmental laws and has also completed termination of its United States Nuclear Regulatory Commission ("NRC") license. In March 2002 Prometcor received a "No Further Action" ("NFA") letter from the New Jersey Department of Environmental Protection ("NJDEP") for all areas of concern (except groundwater) releasing the property. Closing on the sale of the property under an existing sale agreement was completed in May 2002. (See Environmental Matters below and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(b) Financial Information about Segments.

     Refer to Note 12 of the Notes to Consolidated Financial Statements below.

(c) Narrative Description of Business.


     (1) Consumer Products
         -----------------

     The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", a spot remover under the product tradename "Kleenol", and a surface protectant under the tradename "GlossTek". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. A subsidiary of WalMart Stores, Inc. ("WalMart") is a significant distributor for the consumer products segment and, as such, supplies Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on WalMart or its distributor subsidiary because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to various units of WalMart in 2002 and 2001 accounted for 16% and 10%, respectively, of Consolidated Net Sales of the Company and 26% and 18%, respectively, of Net Sales of the segment, most of which were to WalMart's distributor subsidiary.

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

     Ronson Consumer Products also distributes five lighter products - the "RONII" refillable butane lighter; the Ronson "WINDII" liquid fuel windproof lighter; the Ronson "AmeroFlame Ignitor", used for lighting fireplaces, barbecues, camping stoves and candles; the "EURO LITE" blue point flame butane lighter, excellent for pipes and cigars; and the "Tech Torch", used for craft and hobby work, cooking specialties, and soldering. The lighter products are marketed in the United States and Canada.

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

     In 1997 Ronson Consumer Products introduced the Ronson WINDII windproof lighter in the United States and Canada. The WINDII uses Ronson flints, Ronsonol lighter fuel and Ronson wicks. The WINDII faces strong competition from another nationally distributed brand and from unbranded imports. The Ronson WINDII lighter is manufactured in China in accordance with the engineering and quality specifications of the Company. The Company has the exclusive right to market this product in the United States, Canada and Mexico, and does so through its distribution channels.

     In 1999 Ronson Consumer Products introduced the EURO LITE blue point flame butane lighter, in both the United States and Canada. The EURO LITE uses Ronson Multi-Fill butane fuel injectors. It is manufactured in China in accordance with the Company's engineering and quality specifications. The EURO LITE faces strong competition from other nationally distributed brands and unbranded imports.

     In 2002 the Company introduced a new refillable ignitor called the Ronson AmeroFlame Ignitor. The AmeroFlame Ignitor is manufactured in China, in accordance with the Company's engineering and quality specifications. It has a patented child resistant/adult friendly mechanism. It is sold as a single ignitor or in kit form with a 26 gram Ronson Multi-Fill butane. The AmeroFlame Ignitor faces strong competition from imported disposable and refillable ignitors.

     In 2002 the Company introduced a new torch, the "Tech Torch". The Tech Torch has a precision "hi heat" blue flame. The Tech Torch is manufactured in Taiwan for the Company in accordance with the Company's engineering and quality specifications. The Tech Torch faces competition from other nationally distributed brands of torches, but the Company believes the Tech Torch is a unique product in the marketplace.

     (2) Aviation - Fixed Wing Operations and Services and Helicopter Services
         ---------------------------------------------------------------------

     Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter, air cargo, cargo handling, avionics, management aviation services, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Description of Properties, (3) Trenton, New Jersey). In its passenger and cargo services, Ronson Aviation operates a Citation II Jet airplane in charter operations. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Raytheon Aircraft and Parts Sales and Service Center and a Cessna Aircraft service station.

     At December 31, 2002, Ronson Aviation had orders to purchase two new aircraft from Raytheon Aircraft Corporation, both of which are for resale. The total sales value of these aircraft is approximately $1,675,000. The orders are subject to cancellation by Ronson Aviation.

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

     In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its facilities, Prometcor, located in Newark, New Jersey, and to comply with all applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the NJDEP as to its environmental compliance activities at its Newark facility. As the result of sampling and the evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and 1997, areas of contamination in the groundwater below a section of the property were identified. The sampling and delineation have been undertaken and will continue in this area of the property. The Company's plan related to the groundwater issue has not yet been approved by the NJDEP. Long-term monitoring of groundwater may be required. The extent of the remaining costs associated with groundwater is not determinable until testing and remediation have been completed and accepted by the NJDEP.

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

     The Company believes that compliance with environmental laws and regulations will not have a material adverse effect upon the Company's future capital expenditures or competitive position.

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

RESEARCH ACTIVITIES
-------------------

     The Company's consumer products segment expensed approximately $348,000, $227,000 and $288,000 during the fiscal years ended December 31, 2002, 2001 and 2000, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

 NUMBER OF EMPLOYEES
 -------------------

     As of December 31, 2002, the Company and its subsidiaries employed a total of 105 persons.

 CUSTOMER DEPENDENCE
 -------------------

     See above under "Consumer Products".

SALES AND REVENUES
------------------

     The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                   Consumer   Aviation Operations
                   Products     and Services
                   --------     ------------
 2002                60%            40%
 2001                55%            45%
 2000                57%            43%

(d) Financial Information About Geographic Areas.

     Refer to Note 12 of the Notes to Consolidated Financial Statements.

Item 2 - DESCRIPTION OF PROPERTIES
         -------------------------

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

Item 3 - LEGAL PROCEEDINGS
         -----------------

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

     In an amended Statement on Schedule 13D filed with the Securities and Exchange Commission on March 26, 2003, Steel Partners II, L.P. and Warren G. Lichtenstein reported the filing with the Superior Court of New Jersey, Chancery Division, Essex County, of a shareholder derivative suit against the Company's directors. The suit alleges, among other matters, breach of fiduciary duty and an absence of disinterestedness by the defendants and use of corporate control to advance their own interests. The complaint requests the court to invalidate the Company's shareholders rights agreement and certain consulting agreements, to enjoin performance of certain agreements with the directors and to require Louis V. Aronson II to divest those shares acquired, and not to acquire additional shares, while the shareholders rights agreement has been or remains in place. The Company is reviewing the complaint, which has not yet been served upon it, and will vigorously defend these matters and take all such action as it deems appropriate.



Gary & Margaret  Minnich  vs.  Ronson  Consumer  Products  Corporation  and
---------------------------------------------------------------------------
WalMart Stores East, Inc.
-------------------------

     In March 2002 Ronson Consumer Products Corporation was advised that it was the Defendant in a product liability lawsuit pending in the Circuit Court for Washington County, Maryland, in which Plaintiffs sought damages for an incident that allegedly occurred in February 1999. In February 2003 the lawsuit was dismissed with no liability for the Company.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.


                                     PART II
                                     -------

Item 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         ----------------------------------------------------------------------

     a) The principal market for trading in Ronson common stock is the Nasdaq SmallCap Market. Market data for the last two fiscal years are listed below for information and analysis. The data presented reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


2002
------------------------------------------------------
Quarter            1st      2nd      3rd      4th
------------------------------------------------------
High Bid          $1.59    $1.34    $1.43    $1.04
Low Bid           $1.19    $1.16    $ .94    $ .86

2001
------------------------------------------------------
Quarter            1st      2nd       3rd      4th
------------------------------------------------------
High Bid          $1.86    $1.70     $1.44    $1.59
Low Bid           $1.25    $ .94     $ .81    $ .95

     b) At March 19, 2003, there were 2,375 stockholders of record of the Company's common stock.

     c) No cash dividends were declared or paid on the Company's common stock in the two years ended December 31, 2002. On March 18, 2003, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock. On March 14, 2002, the Company's Board of Directors had also previously declared a 5% stock dividend on the Company's outstanding common stock. Information regarding the number of shares and per share amounts has been retroactively adjusted to reflect the stock dividends.

     d) See Item 12 below for information as to securities authorized for issuance under equity compensation plans.

Item 6 -     SELECTED FINANCIAL DATA
             ------------------------

     The information required by this item is filed with this report on page 44 and is incorporated herein by reference.

Item 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

RESULTS OF OPERATIONS
---------------------

2002 Compared to 2001

      The Company's Net Earnings in 2002, after Earnings from Discontinued Operations of $170,000, were $212,000, as compared to $531,000 in 2001.

      The Company's Net Sales were $23,601,000 in 2002 compared to $28,705,000 in 2001. The Net Sales in 2001 included sales of $1,350,000 for two charter aircraft at Ronson Aviation.

      The Company's Earnings from Continuing Operations before Interest, Other Items, and Non-recurring Items were $599,000 in the year 2002, as compared to $1,733,000 in the year 2001. Approximately $260,000, or 23%, of the reduction in earnings in 2002 from 2001 was due to increases in the Company's cost of insurance coverage.

      The Company's Earnings from Continuing Operations before Income Taxes and Non-recurring Items were $112,000 in the year 2002 as compared to $1,088,000 in 2001.

Ronson Consumer Products
------------------------
(in thousands)

                                                   Year Ended
                                                  December 31,
                                                 2002      2001
                                                 ----      ----
Net sales ...................................   $14,232   $15,709
Earnings before interest, other items,
         intercompany charges, and taxes ....     1,201     1,952
Earnings before intercompany charges
         and taxes ..........................     1,019     1,755

      Net Sales of consumer products at Ronson Consumer Products decreased by 9% in 2002 compared to 2001 primarily due to decreased sales of flame accessory products.

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

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 58% in 2002 from 55% in 2001. The increase in the Cost of Sales percentage was due primarily to the lower sales and to increased manufacturing costs, the largest of which was insurance costs, partially offset by lower material costs.

      Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, increased to 23% in 2002 from 22% in 2001 because a 4% reduction in costs in 2002 was more than offset by the effect of the lower Net Sales in 2002.

         General and Administrative Expenses, as a percentage of Net Sales, was unchanged at 9% in 2002 and 2001 because a reduction in expenses, primarily personnel costs and professional fees, in 2002 was offset by the effect of the lower sales in 2002.

         Interest Expense at Ronson Consumer Products decreased by $56,000 to $116,000 in 2002 from 2001 primarily due to decreases in the prime rate of interest.

Ronson Aviation
---------------
(in thousands)

                                                     Year Ended
                                                    December 31,
                                                  2002       2001
                                                  ----       ----
Net sales ...................................   $  9,369   $ 12,996
Earnings before interest, other items,
         intercompany charges, and taxes ....      1,370      1,518
Earnings before intercompany charges
         and taxes ..........................      1,305      1,316
Non-recurring loss ..........................         --       (232)

      Net Sales at Ronson Aviation decreased by 28% in 2002 from 2001. The decrease is primarily because: 1) of lower sales of aircraft in 2002 by $1,664,000; 2) the sales in 2001 included $1,350,000 for two turbo prop C-99 charter aircraft; and 3) Net Sales in 2001 included charter sales of $821,000 utilizing the two C-99 aircraft which were sold in the fourth quarter of 2001.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 71% in 2002 as compared to 77% in 2001. The decrease in the Cost of Sales percentage in 2002 was primarily due to the change in mix of products sold, partially offset by an increase in insurance costs of approximately $100,000.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 10% in 2002 from 8% in 2001 primarily because a 9% reduction in expenses, primarily personnel costs, was more than offset by the effect of the lower Net Sales.

      The non-recurring item in 2001 relates to the sale of Ronson Aviation's two turbo prop C-99 charter aircraft and the related reduction in personnel. Sales in the year 2001 included the proceeds of $1,350,000 from the sale of the two charter aircraft. The 2001 Non-recurring Loss of $232,000 consisted of a loss on the two C-99 aircraft sales of $140,000 and the related costs of $92,000.

      Interest Expense at Ronson Aviation decreased by $118,000 to $80,000 in 2002 from 2001 due to decreases in the prime rate of interest and to reduced debt, primarily as a result of the sale of the two C-99 charter aircraft in the fourth quarter of 2001.

Other Items
-----------

      The General and Administrative Expenses of Corporate and Others were higher in 2002 as compared to 2001 primarily due to higher pension expense as the result of increased amortization related to pension asset reductions in 2001 and to increased professional fees in 2002.

Discontinued Operations
-----------------------

      The Earnings from Discontinued Operations included Insurance Recovery Income and the Discontinuance Costs recorded by the Company related to the discontinuance of Prometcor, as follows (in thousands):

                                  Year Ended December 31,
                                    2002   2001   2000
                                    ----   ----   ----
Insurance recovery income .......   $355   $175   $645
Discontinuance costs accrued ....     70    175    645
                                    ----   ----   ----
                                     285     --     --
Deferred income tax benefits ....    115     --     --
                                    ----   ----   ----

Earnings from discontinued
   operations                       $170   $ --   $ --
                                    ====   ====   ====

         In 1990 the Company discontinued the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations in 1990, Prometcor began its compliance with the environmental requirements of all applicable laws and regulations in order to sell the property previously used in the discontinued operations. The discontinuance of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license.

     In 2002 Prometcor completed the environmental clearance of its property in Newark, N.J. In May 2001 the NRC released the last remaining parcel for unrestricted use. A similar release of this parcel was received from the New Jersey Department of Environmental Protection ("NJDEP") in March 2002. The sale of this final parcel of the property was completed for about $295,000 in May 2002 with the Company retaining responsibility for the groundwater-related activities.

         The Company's plan to resolve groundwater issues has not yet been approved by the NJDEP. Further testing completed in 2000 resulted in increased estimates of the range of costs to be incurred. These costs will be incurred over an extended number of years. In calculating and accruing these costs, the Company has discounted the costs to the present value.

         The liability for these estimated costs and expenses as recorded in the financial statements was based, in accordance with normal accounting practices, on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is approximately $600,000 above the lower limit.

         The full extent of the costs and time required for completion of the NJDEP environmental clearance is not determinable until the remediation and confirmatory testing of the properties have been completed and accepted by the NJDEP.

         In the second half of 1999, the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In 2000 and 2001 the Company reached settlement agreements with eleven of the twelve insurance carriers involved. On March 6, 2002, the Company reached a settlement with the last remaining insurance company in the above matter. These settlements totaled approximately $1,830,000. After related costs, the Company recognized insurance recovery income in 2002, 2001 and 2000 of $355,000, $175,000 and $645,000,respectively.

2001 Compared to 2000

      The Company's Net Earnings in 2001, after non-recurring items, were $531,000, an increase of 22% from $434,000 in 2000.

      The Company's Net Sales increased by 3% to $28,705,000 in 2001 compared to $27,759,000 in 2000. The Net Sales in 2001 included sales of $1,350,000 for two charter aircraft at Ronson Aviation.

      The Company's Earnings from Continuing Operations before Interest, Other Items, and Non-recurring Items were $1,733,000 in the year 2001, an increase of $285,000, or 20%, over $1,448,000 in the year 2000.

      The Company's Earnings from Continuing Operations before Income Taxes and Non-recurring Items increased to $1,088,000 in the year 2001 from $568,000 in 2000, an increase of 92%.

Ronson Consumer Products
------------------------
(in thousands)

                                                     Year Ended
                                                    December 31,
                                                 2001         2000
                                                 ----         ----
Net sales ...................................   $15,709   $15,832
Earnings before interest, other items,
         intercompany charges, and taxes ....     1,952     1,967
Earnings before intercompany charges
         and taxes ..........................     1,755     1,696

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

Ronson Aviation
---------------
(in thousands)

                                                     Year Ended
                                                    December 31,
                                                  2001        2000
                                                  ----        ----
Net sales ...................................   $ 12,996    $ 11,927
Earnings before interest, other items,
         intercompany charges, and taxes ....      1,518         928
Earnings before intercompany charges
         and taxes ..........................      1,316         587
Non-recurring income (loss) .................       (232)        110

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

Discontinued Operations
-----------------------

      In 2001 Prometcor made substantial progress in the environmental clearance of its property in Newark, N.J. While making this progress to complete clearance of the property, Prometcor incurred greater than anticipated costs. Because of these increases in costs incurred and anticipated, Prometcor took additional accruals of $175,000 in 2001.

Income Taxes
------------

      In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 2002, 2001 and 2000, the Company recognized deferred income tax expenses of $20,000, $320,000 and $236,000, respectively, related to continuing operations primarily due to the Earnings from Continuing Operations before Taxes. The Company recognized deferred income tax expenses related to discontinued operations of $115,000 in 2002 as the result of the insurance recovery income discussed above.

      Current income taxes in the years ended December 31, 2002, 2001 and 2000, of $29,000, $322,000 and $375,000, respectively, were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2002, 2001 and 2000, current income tax expenses (benefits) were as follows (in thousands):

                           Year Ended December 31,
                            2002    2001    2000
                            ----    ----    ----
Federal                     $ (5)   $  5    $ --
State                         47     (11)      8
Foreign                        8      11      --
                            ----    ----    ----
               Total        $ 50    $  5    $  8
                            ====    ====    ====

      At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,350,000 and federal and state alternative minimum tax credit carryforwards of $89,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

      The Company's effective income tax rate related to Continuing Operations was 63% in 2002 compared to 38% in 2001 and 36% in 2000. The increase in the tax rate in 2002 was due to foreign income taxes, to non-deductible expenses, and to increased minimum state income taxes.

FINANCIAL CONDITION
-------------------

      The Company's Stockholders' Equity was $2,458,000 at December 31, 2002, compared to $2,872,000 at December 31, 2001. The reduction in Stockholders' Equity in 2002 was primarily due to a loss, net of related income tax benefits, in the Minimum Pension Liability Adjustment component of Accumulated Other Comprehensive Loss. This loss consisted of a loss on the pension plan assets, a loss due to a lower interest rate, and an actuarial loss related to plan benefit experience. This loss was partially offset by the Net Earnings in 2002.

      In 2002 the Company's working capital declined to a deficiency of $557,000 at December 31, 2002, from working capital of $233,000 at December 31, 2001. The decline in working capital was primarily due to three factors: an increase in required pension contributions in 2002 and 2003 by $933,000, Ronson Aviation's replacement of an engine on its Citation II charter aircraft of about $400,000, and a reduction in the non-current portion of long-term debt and leases of $457,000, partially offset by the Company's Net Earnings and depreciation in 2002. Of the above increase in required pension contributions, $483,000 was paid in 2002 and $450,000 is due to be paid in 2003. The increase in the required pension contributions and the increase in the net pension liability are primarily due to lower market value of the Plan's common stock investments as part of the general market decline in 2002.

      The Company's cash balances increased in 2001 to $689,000 from $81,000 in 2000, and the Company's short-term debt decreased to $858,000 in 2001 from $1,697,000 in 2000. These improvements were both primarily due to the Net Earnings in 2001, the sales by Ronson Aviation of the two charter aircraft and the proceeds from the insurance settlements related to the Prometcor groundwater costs.

     In 2002 Finished Goods Inventory and Short-term Debt increased due to Ronson Aviation's receiving delivery of an aircraft in 2002 for resale in 2003.

      In 2002 the Company's machinery and equipment increased by $863,000 primarily due to Ronson Aviation's replacement of an engine on its Citation II charter aircraft at a cost of about $400,000.

      In 2002 the Company's Other Assets increased by $300,000 primarily due to increased net deferred tax assets (refer to Note 3 to Consolidated Financial Statements). The Company's Other Assets of Discontinued Operations decreased by $260,000 primarily due to the sale of the final parcel of the Prometcor property. Substantially all of the Current Assets of Discontinued Operations and Other Assets of Discontinued Operations at December 31, 2002, were deferred income tax assets.

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

      Accounts payable were reduced in 2001 by $574,000 to $1,593,000 at December 31, 2001, primarily due to the timing of purchases and payments and to the usage of a portion of the proceeds from the sale of two Ronson Aviation charter aircraft discussed above.

      The payments of Long-Term Debt in 2001 were $1,139,000 as compared to $440,000 in 2000 primarily because $704,000 of the proceeds from the sale of the two Ronson Aviation charter aircraft was utilized to pay the loans financing the aircraft.

      The Increase in Cash from Discontinued Operations in 2002 was due to the proceeds of $600,000 from the final insurance settlement and the proceeds of $295,000 from the sale of the final parcel of the Prometcor property. Those proceeds were partially offset by payment of costs related to the insurance settlements, costs related to the sale of the property, and previously accrued environmental costs. Substantially all of the payments for the costs related to Prometcor's environmental clearance were completed in 2002, with the exception of the costs related to groundwater which is expected to be incurred over a period of many years.

     Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2002, Ronson Consumer Products had unused borrowings available at December 31, 2002, of about $368,000 under the Fleet Capital Corporation ("Fleet") and Canadian Imperial Bank of Commerce lines of credit. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $239,000 under the Fleet line of credit at December 31, 2002.

      In the second quarter of 2002, the Company reached agreement with its principal lender, Fleet, extending: 1) Fleet's lines of credit with RCPC and Ronson Aviation; and 2) certain of Fleet's term loans to Ronson Aviation related to the Citation II jet. The lines of credit and term loans were extended by three years from their prior expiration dates to June 30, 2005. The revised terms of the agreements provide for reduced interest rates to prime plus 1% from prime plus 1-1/2%. For the lines of credit, these rate reductions are upon attainment of certain financial ratios which are measured quarterly. The revised agreements also eliminate and revise various financial covenants. Based on the financial ratio for the year ended December 31, 2002, the interest rate on RCPC's line of credit will increase to prime plus 1-1/2% in the first quarter of 2003.

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

      The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 5 and 6 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                           Payments Due by Period
                                           ----------------------
Contractual                          Less than   2-3       4-5      After
Obligations                 Total     1 year    years     years    5 years
-----------                 -----     ------    -----     -----    -------
Long-term debt             $2,501      $282    $2,219     $  --     $  --
Capital lease
   obligations                100        44        53         3        --
Operating leases            1,019       313       590       116        --
Other long-term
   obligations (1)          1,550       796      750          4        --
                            -----     -----     -----     -----      -----
Total contractual
   obligations             $5,170    $1,435    $3,612    $  123    $   --
                            =====     =====     =====     =====     =====

 Pension obligations (2)             $  450    $1,509    $1,113        (2)
                                      =====     =====     =====

(1) Other long-term obligations include amounts due under employment agreements, consulting agreements and a stock option agreement.

(2) The payments of pension obligations assume necessary required contributions are made annually and that the plan incurs no actuarial or asset gains or losses. Any actuarial gains and losses cannot be estimated at this time. An estimate of the pension obligations beyond five years is not possible.

      Other commercial commitments include outstanding letters of credit of $22,000 for the importation of consumer products and of a $60,000 standby letter of credit related to Ronson Aviation aircraft on order from Raytheon Aircraft Corporation.

      The Company has no off-balance sheet financing arrangements other than the operating leases discussed above, no guarantees of the obligations of others, and no unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice.

Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company's consolidated financial statements.

Allowance For Doubtful Accounts

The preparation of financial statements requires our management to make estimates and assumptions relating to the collectibility of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting For Sales Incentives

The Company records sales incentives as a reduction of sales in our statements of operations. Sales incentives include rebates, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores and other promotional activity. The Company records these promotional incentives in the period during which the related product is shipped to the customer, or when the expense is incurred.

Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. We review our assumptions and adjust our allowances quarterly. Our financial statements could be materially impacted if the actual promotion costs fluctuate from the standard rate. The allowances are classified as a reduction of accounts receivable.

Revenue Recognition

The Company records revenue upon the shipment of its consumer products to customers and upon the delivery of the aviation products or services.

Inventory Valuations

Inventories are valued at lower of cost or market determined by the first-in, first-out (FIFO) method. Management regularly reviews inventory for salability and establishes obsolescence reserves to absorb estimated lower market values. On an annual basis, the Company takes a physical inventory verifying the units on hand and comparing its perpetual records to physical counts.

Impairment Of Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the estimated undiscounted future cash flows resulting from the use of the asset. In the event the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

Self-Insurance Reserves

The Company is self-insured for medical insurance up to certain maximum liability amounts. Medical insurance reserves are determined based upon historical expense experience, insurance company estimates and loss reporting trends. The amounts accrued for self-insurance are based upon management's best estimate and the amounts the Company will ultimately disburse could differ from such accrued amounts.

Other Loss Accruals

The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and appeal of a tax audit by the State of New Jersey. Establishing accruals for these matters required management's estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company's counsel, or other appropriate advisors, and are based on management's current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibility of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Pension Plans

The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuation of expenses, assets and liabilities. These assumptions include discount rates, investment returns, and mortality rates. The actuarial assumptions used in our pension reporting are reviewed annually by management and the Company's independent actuary and compared with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.

Accounting for Income Taxes

The Company assesses the need for a valuation allowance against deferred tax assets by considering future taxable income and ongoing prudent and feasible tax planning strategies. Should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the valuation allowance against the deferred tax assets would be charged to income in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. The Company applies the principles of APB Opinion No.

25 and related Interpretations in accounting for its stock-based compensation plans. (See Note 10 of the Notes to Consolidated Financial Statements.)

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

     All of the Company's short-term debt carries a variable rate of interest, and, therefore, the carrying value of the short-term debt approximates fair value. The Company's outstanding long-term debt as of December 31, 2002, consisted of indebtedness in the amount of $980,000 with a variable rate of interest and $1,521,000 with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates.

     Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

OTHER RISK FACTORS:

     Political and Economic Risks

     The Company's operations are exposed to the risk of political and economic uncertainties. Changes in political and economic conditions may affect product cost, availability, distribution, pricing, purchasing, and consumption patterns. While the Company seeks to manage its business in consideration of these risks, there can be no assurance that the Company will be successful in doing so.

     Operating Results and Net Earnings May Not Meet Expectations

     The Company cannot be sure that its operating results and net earnings will meet its expectations. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company's actual performance could vary materially from its expectations. The Company's operating results and net earnings may be influenced by a number of factors, including the following:

          * the introduction of new products and line extensions by the Company or its competitors;

          * the Company's ability to control its internal costs and the cost of raw materials;

          * the effectiveness of the Company's advertising, marketing and promotional programs;

          * the changes in product pricing policies by the Company or its competitors;

          * the ability of the Company to achieve business plans, including volume and pricing plans, as a result of high levels of competitive activity;

          *    the ability to maintain key customer relationships;

          * the ability of major customers and other creditors to meet their obligations as they come due;

          * the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

          * the ability of the Company to attract and retain qualified personnel;

          * the costs, distraction of management, and disruption that may be incurred due to the actions of a dissident shareholder / hedge fund.

     Regulatory Risks

     The Company is subject to numerous environmental laws and regulations that impose various environmental controls on its business operations, including among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon the Company's operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposal and other releases of hazardous substances. The Company believes that its expenditures related to environmental matters are not currently expected to have a material adverse effect on its financial condition, results of operations or cash flows. However, the environmental laws under which the Company operates are complicated and often increasingly more stringent, and may be applied retroactively. Accordingly, there can be no assurance that the Company will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     Certain of the Company's products have chemical compositions that are controlled by various state, federal and international laws and regulations. The Company complies with these laws and regulations and seeks to anticipate developments that could impact the Company's products. These laws and regulations could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     Volatility in the Insurance Market

     The Company evaluates its insurance coverage annually. Trends in the insurance industry suggest that such coverage may be much more expensive, less protective or even unavailable which could have a material adverse effect on the Company's financial condition, results of operations and cash flows. In such a case the Company may decide to self-insure more, thereby undertaking additional risks.

     Legal Proceedings

     A stockholder of the Company has reported that it has filed a derivative action in the Superior Court of New Jersey, Chancery Division, Essex County, against the Company's directors, among other matters alleging breach of fiduciary duty, an absence of disinterestedness and use of corporate control to advance their own interests. The Company is reviewing the complaint and will vigorously defend these matters and take all such action as it deems appropriate. The Company is not able to estimate at this time the extent, to which it will incur legal or other expense in connection with this proceeding.

Ronson Consumer Products:

     Component Supply Risk

     Ronson Consumer Products depends upon its vendors for the supply of the primary components for its flame accessory and chemical products. Certain of these components are subject to significant price volatility beyond the control or influence of the Company. Petroleum products have had significant price volatility in the past and may in the future. Rising oil prices can also impact the Company's cost of transporting its products. The Company has historically been successful in managing its component costs and product pricing to maintain historical gross margins. Additionally, the Company has generally found alternative sources of constituent chemicals for its products readily available. As component and raw material costs are the main contribution to cost of goods sold for all of the Company's products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company's products. Increases in the prices for the components could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

     Reliance on Supply Chain

     Each of Ronson Consumer Products' lighter and torch products is manufactured by a single vendor. Since there are a number of sources of similar lighter products, the Company believes that other suppliers could provide lighters and torches on comparable terms. The loss of any of these suppliers or manufacturers could, however, temporarily disrupt or interrupt the production of the Company's products.

     Competition

     The market for the Company's products is highly competitive and is expected to continue to be competitive in the future. The Company's products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. The Company is aware of many competing products, some of which sell for lower prices; however, the Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, and competitive pricing as its primary competitive strategies.

     These considerations as well as increased competition generally could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on the Company's business, operating results, financial position and cash flows. In addition, many of the Company's competitors have significantly greater financial, technical, product development, marketing and other resources. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Competitive pressures faced by the Company could have a material adverse effect on its business, operating results, financial position and cash flows.

     Business Risks

     With the trend toward consolidation in the retail marketplace, the Company's customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. The loss of, or reduction in, orders from any of the Company's most significant customers could have a material adverse effect on the Company's business and its financial results.

     Large customers also seek price reductions, added support, or promotional concessions. To support this trend, the Company has had to expand its use of customer and market-specific promotions and allowances, which has negatively impacted and will continue to impact, the Company's ability to maintain existing profit margins.

     In addition, the Company is subject to changes in customer purchasing patterns. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results.

     The manufacture, packaging, storage, distribution and labeling of the Company's products and the Company's business operations all must comply with extensive federal and state laws and regulations. It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and that such regulation could negatively impact raw material supply or costs.

     Some of the Company's consumer products are associated in part with tobacco. These products are also utilized for other purposes such as replacing the match. The Company's research and development department is continuing to develop products utilizing the Company's fuels with products not associated with tobacco. The potential decline in smoking, however, may have a negative impact on the Company.

     Protection of Intellectual Property

     The Company relies on trademark, trade secret, patent and copyright laws to protect its most important asset, the Ronson brand name, and its other intellectual property. The Company cannot be sure that the intellectual property rights will be successfully asserted in the future or that they will not be invalidated or circumvented.


Ronson Aviation:

     Supply Risk

     Ronson Aviation depends upon its vendors for the supply of its principal products. Aircraft fuels are subject to significant price volatility. Ronson Aviation has been successful in the pricing of its fuel to maintain its gross margins. Increases in the price of the aircraft fuels could have an adverse effect on the demand for Ronson Aviation products and aviation services, and on its operating results, financial position and cash flows.

     Ronson Aviation relies on Raytheon Aircraft Corporation as its sole supplier of new aircraft for sale. Loss of availability of aircraft and delays in deliveries of aircraft has had from time to time, and may in the future temporarily have, an adverse effect on Ronson Aviation's Net Sales.

     Business Risk

     Ronson Aviation depends upon demand for general aviation services, including corporate air travel and private charter. Increased security requirements and concerns may have an adverse effect on Ronson Aviation's future operating results, financial position and cash flows.



Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------

     Financial statements required by this item are included in Item 15.



Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     There were no disagreements with accountants in the years ended December 31, 2002, 2001 and 2000.


                                    PART III
                                    --------

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, COMPLIANCE WITH
          -----------------------------------------------------------------
          SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------

(a) Identification of directors.

     The following table indicates certain information about the Company's seven
(7) directors:



                                                Positions and Offices with
                                                Company Presently Held (other
                                                    than that of Director);
                            Period                   Business Experience
                            Served   Term as      During Past Five Years
                              as     Director       (with Company unless
Name of Director     Age   Director  Expires            otherwise noted)
----------------     ---   --------  -------    --------------------------------

Louis V. Aronson II  80     1952-      2005     President & Chief
                          Present               Executive Officer; Chairman
                                                of Executive Committee; Member
                                                of  Nominating Committee.

Robert A. Aronson    53    1993-       2004     Managing Member of
                          Present               Independence Leather, L.L.C.,
                                                Mountainside, NJ, the principal
                                                business of which is the import
                                                of leather products,1996 to
                                                present; son of the President &
                                                Chief Executive Officer of the
                                                Company.

Erwin M. Ganz        73     1976-      2004     Member of Executive
                           Present              Committee and Nominating
                                                Committee; Consultant for the
                                                Company, 1994 to present;
                                                Executive Vice President
                                                -Industrial Operations, 1975 to
                                                1993; Chief Financial Officer,
                                                1987 to 1993.

I. Leo Motiuk        57     1999 -     2005     Member of Audit Committee;
                           Present              Attorney; Former partner
                                                in Shanley Fisher, P.C.,
                                                Attorneys at Law, Morristown,
                                                NJ.

Gerard J. Quinnan    74     1996-      2003     Member of Audit Committee;
                            Present             Consultant for the Company,
                                                1990 to present; Vice
                                                President-General Manager
                                                of Ronson Consumer Products
                                                Corporation,  1981 to 1990.

Justin P. Walder     67     1972-      2004     Secretary; Assistant Corporation
                            Present             Counsel; Member of Executive
                                                Committee and Nominating
                                                Committee; Principal in Walder,
                                                Hayden & Brogan, P.A., Attorneys
                                                at Law, Roseland, NJ.

                                                  Positions and Offices with
                                                 Company Presently Held (other
                                                    than that of Director);
                            Period                   Business Experience
                            Served   Term as        During Past Five Years
                              as    Director         (with Company unless
Name of Director     Age   Director  Expires           otherwise noted)
----------------     ---   --------  -------    --------------------------------

Saul H. Weisman      77    1978-      2003      Member of Executive
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

     The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2004:


                                                   Positions and Offices
                               Period Served          with Company;
      Name              Age     as Officer         Family Relationships
      ----              ---     ----------         --------------------

Louis V. Aronson II     80          1953-       President & Chief Executive
                                   Present      Officer; Chairman of Executive
                                                Committee; Director.

Daryl K. Holcomb        52         1996-        Vice President & Chief
                                  Present       Financial Officer, Controller
                                                & Treasurer;

                                 1993-1996      Chief Financial Officer,
                                                Controller & Treasurer;

                                  1988-1993     Controller & Treasurer; None.

Justin P. Walder        67         1989-        Secretary;
                                  Present

                                   1972-        Assistant Corporation
                                  Present       Counsel; Director; None.



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

(c) Section 16(a) Beneficial Ownership Reporting Compliance.

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


Item 11 - EXECUTIVE COMPENSATION
          ----------------------

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table presents compensation information for the years ended December 31, 2002, 2001, and 2000, for the Chief Executive Officer and the other executive officer of the Company whose salary and bonus exceeded $100,000.


                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                      Long-Term      All
                                                      Compensa-     Other
                                 Annual Compensation    tion        Compen-
    Name and                     -------------------  ----------
    Principal                    Salary      Bonus    Options/      sation
    Position             Year      ($)       ($)(1)   SARS(#)(2)    ($)(3)
    --------             ----      ---       ------   ----------    ------

Louis V. Aronson II      2002    $618,822   $    --    21,000     $16,911
  President & Chief      2001     606,119    59,755    24,806      14,305
  Executive Officer      2000     566,466    47,990       --       13,150

Daryl K. Holcomb         2002     157,500       --     10,500       3,575
  Vice President &       2001     155,500    21,234    11,025       3,400
  Chief Financial        2000     148,500    17,293       --        3,266
  Officer, Controller
  and Treasurer


Footnotes
---------

(1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes. The incentive compensation, however, earned in 2002 by Messrs. L.V. Aronson and Holcomb of $37,421 and $12,995, respectively, was waived by them.

(2) The options included in Long-Term Compensation have been retroactively adjusted to reflect the 5% common stock dividends declared March 14, 2002, and March 18, 2003.

(3) In 2002 All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $4,000; Mr. Holcomb, $3,575) and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $12,911).

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

                                                                        Potential Realizable
                                                                          Value of Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                    Number of      Percent of                            Appreciation for
                    Securities    Total Options                            Options Term
                    Underlying     Granted to      Exercise               --------------
                     Options      Employees in      Price     Exp.
Name                 Granted       Fiscal Year     ($/sh)     Date        5%       10%
----                 -------       -----------     ------     ----        --       ---


L.V. Aronson II      21,000          23%          $ 1.19     9/12/07    $4,009  $11,611
D.K. Holcomb         10,500          11%            1.08     9/12/07     3,142    6,942



AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES
------------------------------------------------------

     The following table summarizes, for each of the named executive officers, options exercised during the year and the number of stock options unexercised at December 31, 2002. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
--------------------------------------------------------------------------------
VALUES
------

                                                                 Value of
                                             Number of         In-the-Money
                   Number of             Unexercised Options     Options at
                    Shares                 at FY-End (5)(6)       FY-End (4)
                   Acquired              -------------------  ------------------
                     on       Value (1)  Exercis- Unexercis-  Exercis- Unexercis-
      Name         Exercise   Realized    able (2)  able (3)     able      able
      ----         --------   --------    --------  --------  --------  --------

L.V. Aronson II    24,806     $   --       8,269     21,000   $  --     $   --
D.K. Holcomb       2,100          --      13,886     10,500      --         --


Footnotes
---------

(1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

(2) The exercisable options held by the named executive officers at December 31, 2002, are exercisable at any time and expire on December 7, 2004, and July 6, 2006.

(3) The unexercisable options held by the named executive officers at December 31, 2002, are exercisable at any time after March 12, 2003, and expire on September 12, 2007.

(4) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 2002, to the option prices.

(5) The exercise prices of the options held at December 31, 2002, were as follows:

                                     Number    Exercise Price
                                     ------    --------------
L.V. Aronson II                       8,269     $ 2.4199
                                     21,000       1.1913

D.K. Holcomb                          4,961       2.1997
                                      8,925       1.0920
                                     10,500       1.0830


(6) The number of unexercised options held at December 31, 2002, has been adjusted for the 5% common stock dividends declared March 14, 2002, and March 18, 2003.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. L.V. Aronson II is a party to an employment contract with the Company dated September 21, 1978, which, as amended on July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August 22, 1991, May 22, 1995,
June 11, 1997, December 17, 1998, and September 19, 2001, provides for a term expiring December 31, 2004. The employment contract provides for the payment of a base salary which is to be increased 7% as of January 1 of each year. It also provides that the Company shall reimburse Mr. L.V. Aronson for expenses, provide him with an automobile, and pay a death benefit equal to two years' salary. Under the employment contract, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contract also provides that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contract. Mr. L.V. Aronson waived a 7% salary increase due January 1, 2003, under the terms of the contract. In addition, in February 2002 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract. Previously, Mr. L.V. Aronson had offered and accepted other reductions in his base salary provided by the terms of his employment contract. During 1990 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract, and, in addition, waived a 7% salary increase due January 1, 1991, under the terms of the contract. During 1992 Mr. L.V. Aronson offered and accepted a 7% reduction in his base salary. Effective September 1, 1993, Mr. L.V. Aronson offered and accepted a further 5% reduction in his base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of the Company, as a whole, provides overall guidance of the Company's executive compensation program. All members of the Board participate in the review and approval of each of the components of the Company's executive compensation program described below, except that no director who is also a Company employee participates in the review and approval of his compensation. Directors of the Company who are also current employees of the Company are Messrs. L.V. Aronson and Walder. Directors of the Company who are also former employees of the Company are Messrs. R.A. Aronson, whose employment with the Company ceased in 1987, Ganz, who retired from the Company in 1993, and Quinnan, who retired from Ronson Consumer Products in 1990. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 2004, which is cancelable at any time by either party with 180 days notice and provides compensation at the annual rate of $87,500, plus participation in the Company's health and life insurance plans and the use of an automobile. In the year ended December 31, 2002, Mr. Ganz was compensated $87,500 for his services. Mr. Quinnan has a consulting agreement with the Company for the period ending December 31, 2003, which is cancelable at any time by either party with 60 days notice. The agreement provides that Mr. Quinnan perform consulting services for the Company and Ronson Consumer Products at a specified daily rate. In 2002 Mr. Quinnan was compensated $40,800 for his services and was provided the use of an automobile.

     During the year ended December 31, 2002, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $81,933. A greater than 10% shareholder of Michael Graphics, Inc. is the son-in-law of the Company's president.

     During the year ended December 31, 2002, the Company, Ronson Consumer Products, Ronson Aviation and Prometcor retained the firm of Walder, Hayden & Brogan, P.A., Attorneys at Law, to perform legal services. Justin P. Walder, a principal in that firm, is a director and officer of the Company.

REPORT ON EXECUTIVE COMPENSATION

     As stated above, the Board, as a whole, provides overall guidance of the Company's executive compensation program. The program covers the named executive officers, all other executive officers and other key employees. The program has three principal components: base salary, annual cash incentives under the Company's Management Incentive Plan ("MIP"), and stock options under the Company's Incentive Stock Option Plans ("ISO Plans"). Mr. L.V. Aronson's base salary is determined by the terms of his employment contract discussed above, except for the reductions which have been offered and accepted from time to time by Mr. L.V. Aronson. The amendments, also detailed above, to Mr. L.V. Aronson's employment contract and the reductions offered and accepted from time to time by Mr. L.V. Aronson have been reviewed and approved by the Board. The Board also reviews and approves the salaries of all of the other executive officers. Prior to the beginning of the fiscal year, the Board reviews and approves which employees participate in the Company's MIP and the criteria which will determine the cash awards under the plan to the participants after the close of the fiscal year. The Board also reviews and approves all awards under the Company's ISO Plans.

     The base salaries are intended to meet the requirements of the employment contract in effect for Mr. L.V. Aronson and to fairly compensate all the officers of the Company for the effective exercise of their responsibilities, their management of the business functions for which they are responsible, their extended period of service to the Company and their dedication and diligence in carrying out their responsibilities for the Company and its subsidiaries. In 2002 and prior years, increases have been granted to Mr. L.V. Aronson in accordance with terms of the employment contract, except for the above mentioned salary reductions offered and accepted from time to time by him. In 2001 and prior years, the Board, after review, has approved increases to the other executive officers.

     The Company's MIP is based on the financial performance of the Company's subsidiaries and is adopted annually, after review, for the ensuing year by the Board. Each year the Board sets the formula for determining incentive compensation under the MIP for the Company and each subsidiary based upon (1) the amount net sales exceed thresholds established by the Board and (2) pretax profits as a percent of net sales. The Board determines who of the Company's and its subsidiaries' key employees are eligible to participate in the MIP and what each employee's level of participation may be. The thresholds set by the Board must be met by the end of the fiscal year in order for each eligible employee to receive an award under the MIP for that year.

     The stock options granted under the Company's ISO Plans are designed to create a proprietary interest in the Company among its executive officers and other key employees and reward these executive officers and other key employees directly for appreciation in the long-term price of the Company's Common Stock. The ISO Plans directly link the compensation of executive officers and other key employees to gains by the stockholders and encourages the executive officers, directors, and other key employees to adopt a strong stockholder orientation in their work. In 2002, 91,350 options (adjusted for the 5% common stock dividends declared on March 14, 2002, and March 18, 2003) were granted to key employees and directors of the Company.

          The above report is presented by the Board of Directors:

               Louis V. Aronson II          Gerard J. Quinnan
               Robert A. Aronson            Justin P. Walder
               Erwin M. Ganz                Saul H. Weisman
               I. Leo Motiuk

PERFORMANCE GRAPH

     The following table compares the yearly percentage change in the cumulative total stockholder returns on the Company's Common Stock during the five fiscal years ended December 31, 2002, with the cumulative total returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                  AMONG THE COMPANY, NASDAQ STOCK MARKET INDEX
                             AND RUSSELL 2000 INDEX

                                                    TABLE OF VALUES

                                                 Value as of December 31,
                             1997        1998        1999        2000        2001       2002
                             ----        ----        ----        ----        ----       ----

Ronson Corporation        $ 100.00    $ 121.95     $ 85.97     $ 48.78     $ 70.24    $ 42.72

NASDAQ Stock Market
  Index                     100.00      140.99      261.48      157.42      124.89      86.34

Russell 2000 Index          100.00       97.45      118.17      114.60      117.45      93.39



     This comparison assumes that $100 was invested in the Company's Common Stock on December 31, 1997, in the NASDAQ Stock Market (U.S. Companies) Index and in the Russell 2000 Index, and that dividends are reinvested.

     The Company has determined that it is not possible to identify a published industry or line-of-business index or a peer group of companies since the Company has two distinct lines of business. The Company has selected the Russell 2000 Index since it is composed of companies with small capitalizations.


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          ---------------------------------------------------------------

(a) Security ownership of certain beneficial owners.

     Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:



        Name and Address
        of Beneficial                Title of     Beneficially      Percent of
            Owner                     Class          Owned            Class
    -------------------------------   -----          -----            -----

    Louis V. Aronson II                Common     1,064,360(1)(2)   27.5% (1)(2)
       Campus Drive
       P.O. Box 6707
       Somerset, New Jersey 08875

    Carl W. Dinger III                 Common      456,067 (3)      11.9% (3)
       55 Loantaka Lane North
       Morristown, New Jersey 07960

    Steel Partners II, L.P.            Common      378,417 (4)       9.9% (4)
       750 Lexington Avenue
       27th Floor
       New York, New York 10022

    Howard M. Lorber                   Common      296,947 (5)        7.7%(5)
       70 East Sunrise Highway
       Valley Stream, New York 11581


(1) Includes 29,269 shares of common stock issuable to Mr L.V. Aronson upon exercise of stock options held by Mr. L.V. Aronson under the Ronson Corporation 1996 and 2001 Incentive Stock Option Plans.

(2) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 188,858 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,253,218 shares, or 32.4% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 230,253 shares, or 6.0% of the class. The Retirement Plan's holdings were reported in 1988 on
     Schedule 13G, as amended September 22, 1997, adjusted for the 5% common stock dividends declared March 14, 2002, and March 18, 2003.

(3) 456,067 shares of common stock owned directly, adjusted for the 5% common stock dividends declared March 14, 2002, and March 18, 2003. This information was provided to the Company by Mr. Dinger. Mr. Dinger has provided the Company's Board of Directors an irrevocable proxy to vote these shares. (Refer to "Transactions with Management and Others" in Item 13 below.)

(4) 378,417 shares of common stock and 1,213 shares of common stock issuable upon conversion of 1,100 shares of 12% cumulative convertible preferred stock owned by Steel Partners II, L.P. Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a
     Schedule 13D/A filed with the SEC on June 25, 2002, by Steel Partners II, L.P., and Mr. Lichtenstein, adjusted for the 5% common stock dividends declared March 14, 2002, and March 18, 2003.

(5) 296,947 shares of common stock owned directly by Mr. Lorber. This information was obtained from a Schedule 13D filed with the SEC on January 27, 2000, by Mr. Lorber, adjusted for the 5% common stock dividends declared March 14, 2002, and March 18, 2003.

(b) Security ownership of management.

     The following table shows the number of shares of common stock beneficially owned by each director, each named executive officer, and by all directors and officers as a group as of March 19, 2003, and the percentage of the total shares of common stock outstanding on March 19, 2003, owned by each individual and by the group shown in the table. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

        Name of Individual or    Amount and Nature of       Percent of
          Identity of Group     Beneficial Ownership(2)       Class
        ---------------------   -----------------------     ----------
        Louis V. Aronson II         1,064,360 (3)              27.5%
        Robert A. Aronson              12,961                    (1)
        Erwin M. Ganz                  41,395 (3)               1.1%
        I. Leo Motiuk                   8,006                    (1)
        Gerard J. Quinnan               9,109                    (1)
        Justin P. Walder               63,003                   1.6%
        Saul H. Weisman                22,166                    (1)
        Daryl K. Holcomb               52,141                   1.4%

        All directors and
        officers as a group
        (nine (9) individuals
        including those named
        above)                      1,274,464                  32.4%

     (1) Shares owned beneficially are less than 1% of total shares outstanding.

     (2) Shares listed as owned beneficially include 92,610 shares subject to option under the Ronson Corporation 1996 and 2001 Incentive Stock Option Plans as follows:

                                Number of Common Shares
                                     Under Option
                                -----------------------
        Louis V. Aronson II            29,269
        Robert A. Aronson               5,250
        Erwin M. Ganz                   7,875
        I. Leo Motiuk                   5,250
        Gerard J. Quinnan               5,250
        Justin P. Walder               10,080
        Saul H. Weisman                 5,250
        Daryl K. Holcomb               24,386

        All directors and officers
        as a group (nine (9)
        individuals including
        those named above)             92,610


     (3) Does not include 188,858 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,253,218 shares, or 32.4% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 230,253 shares, or 6.0% of the class.

(c) Changes in control.

     The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

(d) Securities authorized for issuance under equity compensation plans.

                      Equity Compensation Plan Information
--------------------------------------------------------------------------------

                                                         Number of Securities
                                                          Remaining Available
                                                          For Future Issuance
                  Number of Securities                       under Equity
                   to Be Issued upon   Weighted-average    Compensation Plans
                      Exercise of      Exercise Price of  (excluding Securities
                  Outstanding Options, Outstanding Options, Reflected in Column
Plan category     Warrants and Rights  Warrants and Rights          (a))
--------------------------------------------------------------------------------
                            (a)                  (b)                  (c)
--------------------------------------------------------------------------------
Equity compensation
  plans approved by
  security holders         152,368           $  1.30          63,275

Equity compensation
  plans not approved
  by security holders       None                N/A           None

   Total                   152,368           $  1.30          63,275


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

(a) Transactions with management and others.


     In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period of 18 months expiring on April 7, 2000. On March 6, 2000, the Company and Mr. Dinger entered into a new consulting agreement effective upon the expiration date of the original agreement. The new agreement provides that Mr. Dinger continue to perform consulting services for the Company for a period of 48 months at a fee of $7,000 per month. During the year ended December 31, 2002, Mr. Dinger was compensated $84,000 under the agreement.


     In October 1998 Mr. Dinger granted an option to the Company to purchase the 205,248 shares of the Company's common stock held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. On March 6, 2000, Mr. Dinger granted a new option to the Company, to purchase the 456,067 shares of the Company's common stock now held by Mr. Dinger. The option is for a period of 48 months. The exercise price of the option is $5.25 per share for the first two years, and the option price in the second two-year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. In March 2000 Mr. Dinger purchased 250,819 shares of newly issued restricted common stock of the Company at a price of $2.26 per share. The Company expended $48,000 for the option during the year ended December 31, 2002.

     Refer to Item 11 above for additional information regarding this item.

(b) Certain business relationships.

     Refer to Item 11 above for information regarding this item.

(c) Indebtedness of management.

     None.

(d) Transactions with promoters.

     Not applicable.

Item 14 - CONTROLS AND PROCEDURES
          -----------------------

     (a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------

Item 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) (1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.

     (3) Listing of exhibits, as applicable:

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

     (10) Material contracts.

     On January 6, 1995, RCPC entered into an agreement with Summit Business Capital Corp., doing business as Fleet Capital, ("Fleet") for a Revolving Loan and a Term Loan. On March 6, 1997, the Revolving Loan was amended and extended to June 30, 2000. On May 13, 1999, the Revolving Loan was further extended to June 30, 2002. On June 30, 2002, the Revolving Loan was amended and further extended to June 30, 2005. The 1995 agreements were attached to the Company's 1994 Form 10-K as Exhibits 10(a)-10(f). The March 1997 amendments to the Revolving Loan were attached to the Company's 1996 Form 10-K as Exhibits 10(a)-10(c). A July 1997 amendment was attached to the Company's September 30, 1997, Form 10-Q as Exhibit 10(g). The May 1999 amendment was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(a) and 10(f). The June 2002 amendment was attached to the Company's June 30, 2002, Form 10-Q as Exhibits 10(a)-10(d).

     On December 1, 1995, the Company and RCPC entered into a mortgage loan agreement with Fleet. The agreement and note were attached to the Company's 1995 Form 10-K as Exhibits 10(a) and 10(b). On May 13, 1999, the Company and RCPC refinanced the existing mortgage. The new mortgage loan was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(b)-10(e).

     On August 28, 1997, Ronson Aviation entered into an agreement with Fleet for a Revolving Loan and a Term Loan. On May 13, 1999, Ronson Aviation and Fleet extended the Revolving Loan and Term Loan to June 30, 2002. On June 30, 2002, the Revolving Loan and Term Loan were further extended to June 30, 2005. The Revolving Loan and Term Loan agreements were attached to the Company's September 30, 1997, Form 10-Q as Exhibits 10(a)-10(f). The May 1999 amendment agreements were attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(g)-10(k). The June 2002 amendment agreements were attached to the Company's June 30, 2002, Form 10-Q as Exhibits 10(e)-10(i).

     For further information on the Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 2002, filed with this report pursuant to Item 7, which is incorporated herein by reference.

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

     The Ronson Corporation Notice of Meeting of Stockholders held on September 12, 2002, and Proxy Statement was filed on August 13, 2002, and is incorporated herein by reference.

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

Foreign
-------

Ronson Corporation of Canada Ltd.                    Canada


     The Company also holds 100% of the voting power of four additional subsidiaries which are included in its consolidated financial statements and which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

     (23) Consent of experts and counsel attached hereto as Exhibit 23(a).

     (99) Additional exhibits.

          (a)  Certification  of Louis V.  Aronson II, the  Principal  Executive
     Officer of the  Company,  and Daryl K.  Holcomb,  the  Principal  Financial
     Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K filed.

          On March 28, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
     Item 5 of such report. No financial statements or pro forma financial information were included in the report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RONSON CORPORATION


Dated:  March 31, 2003         By: /s/Louis V. Aronson II
                                   ------------------------------------
                                   Louis V. Aronson II, President &
                                   Chief Executive Officer and Director


Dated:  March 31, 2003         By:  /s/Daryl K. Holcomb
                                   -------------------------------------------
                                    Daryl K. Holcomb, Vice President & Chief
                                    Financial Officer, Controller and Treasurer

Dated:  March 31, 2003         By: /s/Justin P. Walder
                                   --------------------------------
                                   Justin P. Walder, Secretary and
                                   Director


Dated:  March 31, 2003         By:  /s/Robert A. Aronson
                                   ----------------------------
                                    Robert A. Aronson, Director

Dated:  March 31, 2003         By: /s/Erwin M. Ganz
                                   -----------------------
                                   Erwin M. Ganz, Director

Dated:  March 31, 2003         By: /s/ I. Leo Motiuk
                                   -----------------------
                                   I. Leo Motiuk, Director

Dated:  March 31, 2003         By: /s/Gerard J. Quinnan
                                   ---------------------------
                                   Gerard J. Quinnan, Director

Dated:  March 31, 2003         By: /s/Saul H. Weisman
                                   --------------------------
                                   Saul H. Weisman, Director

                                  CERTIFICATION


I, Louis V. Aronson II, certify that:

1.   I have reviewed this annual report on Form 10-K of Ronson Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                                  /s/Louis V. Aronson II
                                                      --------------------------
                                                      Louis V. Aronson II
                                                      President and C.E.O.

                                  CERTIFICATION

I, Daryl K. Holcomb, certify that:

1.   I have reviewed this annual report on Form 10-K of Ronson Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                                  /s/Daryl K. Holcomb
                                                      --------------------------
                                                      Daryl K. Holcomb
                                                      Vice President and C.F.O.

 ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS


                          YEAR ENDED DECEMBER 31, 2002




                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY



RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
----------------------------------------------------
Dollars in thousands (except per share data)


                                 2002        2001        2000        1999        1998
                                 ----        ----        ----        ----        ----

Net sales                       23,601      28,705      27,759      24,426      23,046

Earnings from continuing
  operations                        42         531         434         292         660

Total assets                    12,888      12,627      15,192      16,728      14,736

Long-term obligations            4,321       4,460       4,681       3,701       3,895

Per common share (1,2):
  Earnings from continuing
    operations:
    Basic                         0.01        0.14        0.11        0.08        0.19
    Diluted                       0.01        0.14        0.11        0.08        0.19

(1) Basic Net Earnings per Common Share provides for quarterly cumulative preferred dividends with no conversion of preferred shares to common shares. Diluted Net Earnings per Common Share assumes no provision for the quarterly cumulative preferred dividends with full conversion of all preferred shares to common shares and includes the dilutive effect of outstanding stock options. The assumed conversion of preferred to common and the stock options were anti-dilutive for the years ended December 31, 2002, 2001, 2000 and 1999, and, therefore, were excluded from the computation of Diluted Net Earnings Per Common Share for those years.

(2) A 5% stock dividend on the Company's outstanding common stock was declared on March 14, 2002, payable on April 15, 2002. Additionally, a 5% stock dividend on the Company's outstanding common stock was declared on March
     18, 2003, payable on April 15, 2003. No other dividends on common stock were declared or paid during the five years ended December 31, 2002.



     RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES LIST OF FINANCIAL STATEMENTS


     The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:

     Consolidated Balance Sheets - December 31, 2002 and 2001

     Consolidated Statements of Earnings - Years Ended

          December 31, 2002, 2001 and 2000

     Consolidated Statements of Changes in Stockholders' Equity -

          Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows - Years Ended

          December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


     The  Board of Directors and Stockholders

     Ronson Corporation

     We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ronson Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.





     DEMETRIUS & COMPANY, L.L.C.

     Wayne, New Jersey

     February 27, 2003, except for Note 16,
     which is dated March 26, 2003

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands

                                     ASSETS
                                     ------
                                                                     December 31,
                                                                     ------------
                                                                    2002      2001
                                                                    ----      ----
CURRENT ASSETS:
Cash and cash equivalents .....................................   $   312   $   689
Accounts receivable, less allowances for doubtful accounts
   of : 2002, $56 and 2001, $69 ...............................     1,754     1,723
Inventories:
   Finished goods .............................................     1,874     1,422
   Work in process ............................................       103        55
   Raw materials ..............................................       360       361
                                                                  -------   -------
                                                                    2,337     1,838
Other current assets ..........................................       935       953

Current assets of discontinued operations .....................       214       325
                                                                  -------   -------
          TOTAL CURRENT ASSETS ................................     5,552     5,528

PROPERTY, PLANT AND EQUIPMENT:
Land ..........................................................        19        19
Buildings and improvements ....................................     4,740     4,648
Machinery and equipment .......................................     6,938     6,075
Construction in progress ......................................        28       114
                                                                  -------   -------
                                                                   11,725    10,856

Less accumulated depreciation and amortization ................     7,435     6,763
                                                                  -------   -------
                                                                    4,290     4,093

OTHER ASSETS ..................................................     1,848     1,548

OTHER ASSETS OF DISCONTINUED OPERATIONS .......................     1,198     1,458
                                                                  -------   -------
                                                                  $12,888   $12,627
                                                                  =======   =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------
Dollars in thousands (except share data)

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
                                                                           December 31,
                                                                           ------------
                                                                       2002            2001
                                                                       ----            ----
CURRENT LIABILITIES:
Short-term debt ................................................   $   1,654    $     858
Current portion of long-term debt ..............................         282          347
Current portion of lease obligations ...........................          35           30
Accounts payable ...............................................       1,629        1,593
Accrued expenses ...............................................       2,155        1,940
Current liabilities of discontinued operations .................         354          527
                                                                    ---------   ---------
          TOTAL CURRENT LIABILITIES                                    6,109        5,295

LONG-TERM DEBT .................................................       2,219        2,656
LONG-TERM LEASE OBLIGATIONS ....................................          54           74
PENSION OBLIGATIONS ............................................       1,792        1,495
OTHER LONG-TERM LIABILITIES ....................................          64           29
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS ...............         192          206

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares:
   12% cumulative convertible, $0.01 stated value;
   outstanding, 2002 and 2001, 34,875 (liquidation preference,
   $61 in aggregate) ...........................................          --           --

Common stock, par value $1
                                         2002           2001
                                         ----           ----
   Authorized shares ............     11,848,106      11,848,106
   Reserved shares ..............        187,243         128,312
   Issued (including treasury) ..      3,911,959       3,879,540       3,912        3,880
Additional paid-in capital .....................................      29,250       29,291
Accumulated deficit ............................................     (26,966)     (27,101)
Accumulated other comprehensive loss ...........................      (2,141)      (1,602)
                                                                    --------     --------
                                                                       4,055        4,468
Less cost of treasury shares:
    2002, 69,790 and 2001, 69,811 ..............................       1,597        1,596
                                                                    --------     --------
          TOTAL STOCKHOLDERS' EQUITY                                   2,458        2,872
                                                                    --------     --------
                                                                    $ 12,888    $  12,627
                                                                    ========    =========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES



CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------
Dollars in thousands (except per share data)

                                                           Year Ended December 31,
                                                           -----------------------
                                                          2002      2001      2000
                                                          ----      ----      ----
NET SALES                                                $23,601   $28,705   $27,759
                                                         -------   -------   -------
Cost and expenses:
    Cost of sales ....................................    14,874    18,850    18,073
    Selling, shipping and advertising ................     3,304     3,430     3,666
    General and administrative .......................     4,153     4,198     3,779
    Depreciation and amortization ....................       671       726       683
                                                         -------   -------   -------
                                                          23,002    27,204    26,201
                                                         -------   -------   -------
EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INTEREST AND OTHER ITEMS ..................       599     1,501     1,558
                                                         -------   -------   -------
Other expense:
    Interest expense .................................       354       533       729
    Other-net ........................................       133       112       151
                                                         -------   -------   -------
                                                             487       645       880
                                                         -------   -------   -------
EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES ..............................       112       856       678

Income tax provisions ................................        70       325       244
                                                         -------   -------   -------

EARNINGS FROM CONTINUING OPERATIONS ..................        42       531       434

Earnings from discontinued operations (net of tax
    provision of $115) ...............................       170        --        --
                                                         -------   -------   -------

NET EARNINGS .........................................   $   212   $   531   $   434
                                                         =======   =======   =======

NET EARNINGS PER COMMON SHARE:

Basic:
    Earnings from continuing operations ..............   $  0.01   $  0.14   $  0.11
    Earnings from discontinued operations ............      0.04        --        --
                                                         -------   -------   -------
    Net earnings .....................................   $  0.05   $  0.14   $  0.11
                                                         =======   =======   =======

Diluted:
    Earnings from continuing operations ..............   $  0.01   $  0.14   $  0.11
    Earnings from discontinued operations ............      0.04        --        --
                                                         -------   -------   -------
    Net earnings .....................................   $  0.05   $  0.14   $  0.11
                                                         =======   =======   =======


See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
For the Years Ended December 31, 2002, 2001 and 2000
Dollars in thousands


                                        12% Cumulative                   Additional
                                          Convertible       Common        Paid-in      Accumulated
                                        Preferred Stock     Stock         Capital        Deficit
                                        ---------------  -----------    -----------    -----------
Balance at December 31, 1999 ..........   $        --    $     3,593    $    29,038    $   (28,066)
                                          -----------    -----------    -----------    -----------

Net earnings - 2000 ...................                                                        434

Translation adjustment, net of tax ....
Pensions, net of tax ..................

Other comprehensive loss ..............

Comprehensive loss ....................

Shares issued for:
   Sale of restricted stock ...........                          251            318
   Stock options exercised ............                            6              1
   Other ..............................                           28             37
Stock option purchased ................                                         (53)
Treasury shares .......................
                                          -----------    -----------    -----------    -----------

Balance at December 31, 2000 ..........           --           3,878         29,341        (27,632)
                                          -----------    -----------    -----------    -----------

Net earnings - 2001 ...................                                                        531


Translation adjustment, net of tax ....
Pensions, net of tax ..................

Other comprehensive loss ..............

Comprehensive income ..................

Conversion ............................            --              2             (2)
Stock option purchased ................                                         (48)
                                          -----------    -----------    -----------    -----------

Balance at December 31, 2001 ..........            --          3,880         29,291        (27,101)
                                          -----------    -----------    -----------    -----------

Net earnings - 2002 ...................                                                        212
Dividends .............................                                                        (77)

Translation adjustment, net of tax ....
Pensions, net of tax ..................

Other comprehensive loss ..............

Comprehensive loss ....................

Shares issued for:
   Stock options exercised ............                           32              7
Stock option purchased ................                                         (48)
Treasury shares .......................
                                          -----------    -----------    -----------    -----------

Balance at December 31, 2002 ..........   $       --     $     3,912    $    29,250    $   (26,966)
                                          ===========    ===========    ===========    ===========


                                                          Accumulated
                                                             Other        Treasury
                                          Comprehensive  Comprehensive     Stock
                                          Income (Loss)      Loss         (at cost)       Total
                                         ---------------  -----------    -----------   -----------
Balance at December 31, 1999 ..........                  $      (519)   $    (1,594)   $     2,452
                                                         -----------    -----------    -----------

Net earnings - 2000 ...................   $       434                                          434
                                          -----------

Translation adjustment, net of tax ....            (9)
Pensions, net of tax ..................          (565)
                                          -----------

Other comprehensive loss ..............          (574)          (574)                         (574)
                                          -----------

Comprehensive loss ....................   $      (140)
                                          ===========

Shares issued for:
   Sale of restricted stock ...........                                                        569
   Stock options exercised ............                                                          7
   Other ..............................                                                         65
Stock option purchased ................                                                        (53)
Treasury shares .......................                                          (2)            (2)
                                                         -----------     ----------    -----------

Balance at December 31, 2000 ..........                       (1,093)        (1,596)         2,898
                                                         -----------     ----------    -----------

Net earnings - 2001 ...................   $       531                                          531
                                          -----------

Translation adjustment, net of tax ....           (12)
Pensions, net of tax ..................          (497)
                                          -----------

Other comprehensive loss ..............          (509)          (509)                         (509)
                                          -----------

Comprehensive income ..................   $        22
                                          ===========

Conversion ............................                                                         --
Stock option purchased ................                                                        (48)
                                                         -----------     ----------    -----------

Balance at December 31, 2001 ..........                       (1,602)        (1,596)         2,872
                                                         -----------     ----------    -----------

Net earnings - 2002 ...................   $       212                                          212
                                          -----------
Dividends .............................                                                        (77)

Translation adjustment, net of tax ....            --
Pensions, net of tax ..................          (539)
                                          -----------

Other comprehensive loss ..............          (539)          (539)                         (539)
                                          -----------

Comprehensive loss                        $      (327)
                                          ===========

Shares issued for:
   Stock options exercised ............                                                         39
Stock option purchased ................                                                        (48)
Treasury shares .......................                                          (1)            (1)
                                                         -----------     ----------    -----------

Balance at December 31, 2002 ..........                  $    (2,141)    $   (1,597)   $     2,458
                                                         ===========     ==========    ===========


                                                      SHARE ACTIVITY
                                        ------------------------------------------
                                        12% Cumulative
                                          Convertible       Common        Treasury
                                        Preferred Stock     Stock          Stock
                                        ---------------  -----------    -----------
Balance at December 31, 1999 ..........        35,918      3,593,253         68,772
Shares issued for:
   Sale of restricted stock ...........                      250,819
   Stock options exercised ............                        6,063
   Other ..............................                       28,255
Treasury shares .......................                                         930
                                          -----------    -----------    -----------

Balance at December 31, 2000 ..........        35,918      3,878,390         69,702
Conversion ............................        (1,043)         1,150
Treasury shares .......................                                         109
                                          -----------    -----------    -----------

Balance at December 31, 2001 ..........        34,875      3,879,540         69,811
Shares issued for:
   Stock options exercised ............                       32,419
Treasury shares .......................                                         (21)
                                          -----------    -----------    -----------

Balance at December 31, 2002 ..........        34,875      3,911,959         69,790
                                          ===========    ===========    ===========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Dollars in thousands

                                                               Year Ended December 31,
                                                               -----------------------
                                                              2002       2001       2000
                                                              ----       ----       ----
Cash Flows from Operating Activities:
Earnings from continuing operations .....................   $    42    $   531    $   434
Adjustments to reconcile earnings from
    continuing operations to net cash provided
    by operating activities:
    Depreciation and amortization .......................       671        726        683
    Deferred income tax provisions ......................        20        320        236
    Increase (decrease) in cash from changes in:
       Accounts receivable ..............................       (31)       379        (99)
       Inventories ......................................      (499)     1,762      1,918
       Other current assets .............................       (17)       (50)       (40)
       Accounts payable .................................        34       (574)      (557)
       Accrued expenses .................................      (235)       239         25
    Net change in pension-related accounts ..............      (103)        80         (2)
    Other ...............................................        23        (39)         5
    Discontinued operations .............................       450       (173)      (416)
                                                            -------    -------    -------
       Net cash provided by operating activities ........       355      3,201      2,187
                                                            -------    -------    -------

Cash Flows from Investing Activities:
       Net cash used in investing activities,
          capital expenditures ..........................      (908)      (538)      (396)
                                                            -------    -------    -------

Cash Flows from Financing Activities:
Proceeds from long-term debt ............................         8         --        337
Proceeds from short-term debt ...........................     1,764         --      1,217
Proceeds from issuance of common stock ..................        38         --        576
Payments of long-term debt ..............................      (510)    (1,139)      (440)
Payments of long-term lease obligations .................       (33)       (29)      (104)
Payments of short-term debt .............................      (968)      (839)    (3,430)
Payments of preferred dividends .........................       (75)        --         --
Other ...................................................       (48)       (48)       (53)
                                                            -------    -------    -------
       Net cash provided by (used in)
          financing activities ..........................       176     (2,055)    (1,897)
                                                            -------    -------    -------
Net increase (decrease) in cash and cash equivalents ....      (377)       608       (106)

Cash and cash equivalents at beginning of year ..........       689         81        187
                                                            -------    -------    -------

Cash and cash equivalents at end of year ................   $   312    $   689    $    81
                                                            =======    =======    =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements include the accounts of Ronson Corporation (the "Company") and its subsidiaries, all of which are wholly owned. Its principal subsidiaries are Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey; Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, Canada (these together are "Ronson Consumer Products"); Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey; and Prometcor, Inc., ("Prometcor"), formerly known as Ronson Metals Corporation, Newark, New Jersey. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

      Allowances for Doubtful Accounts and Sales Incentives - Management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

      Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and in consideration of recent promotional activities. In the Company's financial statements, the allowance for sales incentives is classified as a reduction of accounts receivable.

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

      Fair Value of Financial Instruments - The Company's financial instruments include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and short-term and long-term debt. The book values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and short-term debt are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's long-term debt is considered to approximate its fair value based on current market rates and conditions.

      Revenue Recognition - Net Sales are recognized by Ronson Consumer Products on the date of shipment of the product to customers. Net Sales at Ronson Aviation are recognized on the date of delivery of the product or service to customers.

      Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $348,000, $227,000, and $288,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

      Advertising Costs - Costs of advertising are expensed as incurred and amounted to approximately $161,000, $173,000 and $183,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Accrued Expenses - On December 31, 2002, Accrued Expenses included: accrued pension costs, $450,000; accrued vacation pay, $373,000; and accrued health insurance benefits, $320,000. No other item amounted to greater than 5% of total current liabilities.

      Other Current Assets - On December 31, 2002, Other Current Assets included prepaid insurance of $258,000. No other item amounted to greater than 5% of total current assets.

      Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                        Year Ended December 31, 2002
                                                           Per Share
                                         Earnings  Shares   Amount
                                         --------  ------  ---------
                                                    (2)      (2)
Earnings from continuing
  operations ..........................   $  42
Less accrued dividends on
  preferred stock .....................      (7)
                                          -----
  Continuing operations ...............      35    3,820       0.01
  Earnings from discontinued
  operations ..........................     170    3,820       0.04
                                          -----            --------
  BASIC ...............................   $ 205    3,820       0.05
                                          =====    =====   ========

Effect of dilutive securities (1):
  Stock options .......................               --
  Cumulative convertible
   preferred stock ....................   $  --       --
                                          -----    -----
  Continuing operations ...............      35    3,820   $   0.01
  Earnings from discontinued
  operations ..........................     170    3,820       0.04
                                          -----            --------
  DILUTED .............................   $ 205    3,820   $   0.05
                                          =====    =====   ========

                                        Year Ended December 31, 2001
                                                           Per Share
                                         Earnings  Shares   Amount
                                         --------  ------  ---------
                                                    (2)      (2)
Earnings from continuing
  operations ..........................   $ 531
Less accrued dividends on
  preferred stock .....................      (7)
                                          -----
  Continuing operations ...............     524    3,810       0.14
  Earnings from discontinued
  operations ..........................      --    3,810      --
                                          -----            --------
  BASIC ...............................   $ 524    3,810   $   0.14
                                          =====    =====   ========

Effect of dilutive securities (1):
  Stock options .......................               --
  Cumulative convertible
   preferred stock ....................   $  --       --
                                          -----    -----
  Continuing operations ...............     524    3,810   $   0.14
  Earnings from discontinued
  operations ..........................      --    3,810         --
                                          -----            --------
  DILUTED .............................   $ 524    3,810   $   0.14
                                          =====    =====   ========


                                        Year Ended December 31, 2000
                                                           Per Share
                                         Earnings  Shares   Amount
                                         --------  ------  ---------
                                                    (2)      (2)
Earnings from continuing
  operations ..........................   $ 434
Less accrued dividends on
  preferred stock .....................      (8)
                                          -----
Continuing operations .................     426    3,748   $   0.11
  Earnings from discontinued
   operations .........................      --    3,748         --
                                          -----            --------
  BASIC ...............................   $ 426    3,748   $   0.11
                                          =====    =====   ========

Effect of dilutive securities (1):
  Stock options .......................               --
  Cumulative convertible
   preferred stock ....................   $  --       --
                                          -----    -----
Continuing operations .................     426    3,748   $   0.11
  Earnings from discontinued
  operations ..........................      --    3,748         --
                                          -----            --------
  DILUTED .............................   $ 426    3,748   $   0.11
                                          =====    =====   ========

(1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for all the years presented, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings per Common Share.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividends on common stock declared March 14, 2002, and March 18, 2003.

      Stock Options - The Company has elected to follow Accounting Principles Board Opinion #25 (APB #25), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards ("SFAS") #123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB #25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      At December 31, 2002, the Company had outstanding 34,875 shares of preferred stock and 3,842,169 shares of common stock.

      Reclassification - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

      Recent Accounting Pronouncement - In December 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. The Company applies the principles of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. See Note 10 to the Consolidated Financial Statements.

Note 2.  DISCONTINUED OPERATIONS:

      The Earnings from Discontinued Operations included the insurance recovery income and the discontinuance costs recorded by the Company related to the discontinuation of Prometcor as follows (in thousands):

                                        Year Ended December 31,
                                          2002   2001   2000
                                          ----   ----   ----
Insurance recovery income accrued,
  net .................................   $355   $175   $645
Discontinuance costs accrued ..........     70    175    645
                                          ----   ----   ----
                                           285     --     --
Deferred income tax benefits ..........    115     --     --
                                          ----   ----   ----
Earnings from discontinued
  operations ..........................   $170   $ --   $ --
                                          ====   ====   ====


      In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor. Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The discontinuation of operations also required the termination of a United States Nuclear Regulatory Commission ("NRC") license for the storage and use on site of a material used in a new product, the sales of which were minimal.

      The costs and expenses related to the termination of Prometcor's business operations in 1990, less the expected gain from the eventual sale of Prometcor's assets, net of deferred income tax benefits, have been charged against the Company's Earnings (Loss) from Discontinued Operations and Net Earnings (Loss) between the beginning of 1990 and year end 2002. The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2002, was based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

      The full extent of the costs and time required for completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP").

      In the second half of 1999, the Company filed a lawsuit against a number of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In 2000, 2001, and 2002, the Company reached settlement agreements with the insurance carriers involved. These settlements have totaled approximately $1,830,000. Based on the settlements, in 2000, 2001, and 2002, Prometcor recognized net insurance recovery income totaling $1,175,000, or $1,830,000 less related costs of $655,000.

      Prometcor is being accounted for as a discontinued operation, and, accordingly, its operating results are reported in this manner in all years presented in the accompanying Consolidated Statements of Earnings and other related operating statement data.

      The assets and liabilities of Prometcor are reflected in the Consolidated Balance Sheets under assets and liabilities of discontinued operations. At December 31, 2002, Current Assets of Discontinued Operations and Other Assets of Discontinued Operations consisted primarily of net deferred income tax assets of Prometcor. The Current Liabilities of Discontinued Operations at December 31, 2002, consisted principally of accrued costs related to the environmental compliance of Prometcor.

Note 3.  INCOME TAXES:

      At December 31, 2002, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $4,350,000, expiring as follows: $1,010,000 in 2005 to 2007; $1,950,000 in 2010 to 2012; and $1,390,000
in 2018 to 2022. The Company also had available federal and state alternative minimum tax credit carryforwards of approximately $89,000.

      The income tax expenses (benefits) consisted of the following (in thousands):

                                                      Year Ended December 31,
                                                      2002     2001     2000
                                                      ----     ----     ----
Current:
  Federal .........................................   $  (5)   $   5    $  --
  State ...........................................      47      (11)       8
  Foreign .........................................       8       11       --
                                                      -----    -----    -----
                                                         50        5        8
                                                      -----    -----    -----
Deferred:
  Federal .........................................      28      237      203
  State ...........................................      (8)      83       33
                                                      -----    -----    -----
                                                         20      320      236
                                                      -----    -----    -----
                                                         70      325      244
Allocated to discontinued operations ..............     115       --       --
                                                      -----    -----    -----
  Income tax expenses-net .........................   $ 185    $ 325    $ 244
                                                      =====    =====    =====


      Current income taxes in the years ended December 31, 2002, 2001 and 2000, of $29,000, $322,000 and $375,000, respectively, were presented net of credits arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109.

      The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax expenses was as follows (in thousands):

                                                       Year Ended December 31,
                                                       2002     2001     2000
                                                       ----     ----     ----
Tax expense amount computed using
  statutory rate ...................................   $  38   $ 291    $ 231
State taxes, net of federal benefit ................     (26)      (4)       5
Operations outside the US ..........................       8        4       --
Discontinued operations and other ..................     165       34        8
                                                       -----    -----    -----
  Income tax expenses-net ..........................   $ 185    $ 325    $ 244
                                                       =====    =====    =====

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                   December 31,
                                                                  2002     2001
                                                                  ----     ----
Deferred income tax assets:
   Inventories, principally due to additional costs
     inventoried for tax purposes pursuant to the Tax
     Reform Act of 1986 and valuation reserves for
     financial reporting purposes ............................   $  108   $   97
   Compensated absences, principally due to accrual for
     financial reporting purposes ............................      133      138
   Compensation, principally due to accrual
     for financial reporting purposes ........................       79      154
   Accrual of projected environmental costs, principally
     related to Prometcor's compliance with NJDEP
     requirements ............................................      213      267
   Net operating loss carryforwards ..........................    1,960    1,958
   Alternative minimum tax credit carryforwards ..............       89       75
   Unrecognized net loss on pension plan .....................    1,377    1,019
   Other .....................................................      122      121
                                                                 ------   ------
     Total gross deferred income tax assets ..................    4,081    3,829
     Less valuation allowance ................................      176      155
                                                                 ------   ------
     Net deferred income tax assets ..........................    3,905    3,674
                                                                 ------   ------
 Deferred income tax liabilities:
   Pension expense, due to contributions in excess of
     net accruals ............................................      501      460
   Other .....................................................       56       89
                                                                 ------   ------
     Total gross deferred income tax liabilities .............      557      549
                                                                 ------   ------
     Net deferred income taxes ...............................   $3,348   $3,125
                                                                 ======   ======

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management has assessed the Company's recent operating earnings history and expected future earnings. Based on these past and future earnings and on tax planning strategies, although realization is not assured, management believes it is more likely than not that $3,905,000 of the deferred income tax assets will be realized. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $4,200,000 in the years prior to the expiration of the net operating loss carryforwards in 2022. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards. The valuation allowance was increased from $155,000 at December 31, 2001, to $176,000 at December 31, 2002, and reduced from $227,000 at December 31, 2000, to $155,000 at December 31, 2001.

      The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                 December 31,
                                                                2002     2001
                                                                ----     ----
Current:
  Other current assets .....................................   $  470   $  506
  Current assets of discontinued operations ................      213      226
                                                               ------   ------
    Total current ..........................................      683      732
                                                               ------   ------
Long Term:
  Other assets .............................................    1,467    1,198
  Other assets of discontinued operations ..................    1,198    1,195
                                                               ------   ------
    Total long term ........................................    2,665    2,393
                                                               ------   ------
Total net deferred income tax assets .......................   $3,348   $3,125
                                                               ======   ======


Note 4.  SHORT-TERM DEBT:

            Composition (in thousands):

                                                       December 31,
                                                      2002     2001
                                                      ----     ----
Revolving loans (a) ..............................   $1,140   $  858
Note payable, commercial finance company (b)  ....      514       --
                                                     ------   ------
                                                     $1,654   $  858
                                                     ======   ======

      (a) In 1995 RCPC entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan. On June 30, 2002, RCPC and Fleet extended RCPC's Revolving Loan to June 30, 2005. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $1,140,000 at December 31, 2002, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Revolving Loan bears interest at the rate of 1.0% above Fleet's prime rate (4.25% at December 31, 2002). The Revolving Loan interest rate is subject to an increase to 1.5% above Fleet's prime rate based on compliance with loan covenants. The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. The Fleet agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

      In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. In 2002 Ronson-Canada and CIBC extended Ronson-Canada's Revolving Loan to 2003. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable and inventory. The loan bears interest at the rate of 1.25% over the CIBC prime rate (4.5% at December 31, 2002). The line of credit, payable on demand, is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company. At December 31, 2002, Ronson-Canada utilized no borrowings under the Revolving Loan.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2002, Ronson Consumer Products had unused borrowings available at December 31, 2002, of about $368,000 under the Fleet and CIBC lines of credit described above. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt above.)

      In 1997 Ronson Aviation entered into an agreement with Fleet for a Revolving Loan and a Term Loan (refer to Note 5 below regarding the Term Loan). On June 30, 2002, Ronson Aviation and Fleet extended Ronson Aviation's Revolving Loan to June 30, 2005. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan is under a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. The Revolving Loan currently bears interest at the rate of 1.0% above Fleet's prime rate (4.25% at December 31, 2002). The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory and machinery and equipment (excluding aircraft) of Ronson Aviation; and the guarantees of the Company and RCPC. The Fleet agreement also contains restrictive covenants. At December 31, 2002, Ronson Aviation utilized no borrowings under the Revolving Loan.

      Based on no loan outstanding and the level of accounts receivable at December 31, 2002, Ronson Aviation had unused borrowings available at December 31, 2002, of about $239,000 under the Fleet line of credit described above.

      (b) At December 31, 2002, the note payable, commercial finance company, was a note payable by Ronson Aviation in the amount of $514,000 due to Raytheon Aircraft Credit Corp. ("Raytheon"). The note payable by Ronson Aviation is collateralized by a specific aircraft, and the note will be repaid from the proceeds from the sale of the aircraft. The Raytheon note is interest-free through January 7, 2003, and, thereafter, bears interest at a rate of 1.5% over the prime rate (4.25% at December 31, 2002). The note is secured by aircraft inventory of Ronson Aviation with a book value of $539,000 at December 31, 2002.

      At December 31, 2002, the weighted average interest rate for the total short-term debt was 5.25%.

Note 5.  LONG-TERM DEBT:

            Composition (in thousands):

                                                         December 31,
                                                        2002     2001
                                                        ----     ----
Mortgage loan payable, Fleet (a)  ..................   $1,514   $1,590
Notes payable, Fleet (b)  ..........................      980    1,186
Term note payable, Fleet and other .................        7       43
Promissory term note payable .......................       --      184
                                                       ------   ------
                                                        2,501    3,003
Less portion in current liabilities ................      282      347
                                                       ------   ------
Balance of long-term debt ..........................   $2,219   $2,656
                                                       ======   ======

      (a) In May 1999 the Company, RCPC and Fleet entered into an agreement, in the original amount of $1,760,000, which refinanced an existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. The Mortgage Loan balance was $1,514,000 at December 31, 2002. The Mortgage Loan agreement is secured by a first mortgage on the land, buildings and improvements of RCPC, and is payable in sixty monthly installments of $17,218, including interest, with a final installment on May 1, 2004, of approximately $1,402,000. The loan bears interest at a fixed rate of 8.39%.

      (b) The Notes Payable, Fleet, consisted of two term loans payable by Ronson Aviation to Fleet with balances at December 31, 2002, totaling approximately $980,000. The notes bear interest at the rate of 1% over the prime rate, are collateralized by a specific aircraft and are guaranteed by the Company. On June 30, 2002, Ronson Aviation and Fleet amended the term loans to extend the payment terms to June 30, 2005. The notes are payable in monthly installments totaling $16,264 plus interest through June 2005 with final payments totaling about $492,000 on June 30, 2005.

      At December 31, 2002, fixed assets with a net book value of $3,262,000 and accounts receivable and inventories of $4,215,000 are pledged as collateral for the debt detailed in Notes 4 and 5.

      Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $3,150,000 at December 31, 2002, substantially all of which was restricted as to transfer to the Company and its other subsidiaries due to various covenants of their debt agreements at December 31, 2002.

      Long-term debt matures as follows: 2003, $282,000; 2004, $1,629,000; and
2005, $590,000.

Note 6.  LEASE OBLIGATIONS:

      Lease expenses consisting principally of office and warehouse rentals, totaled $500,000, $498,000 and $469,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      At December 31, 2002, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                   Operating    Capitalized
                                      Total         Leases        Leases
                                      -----         ------        ------
Year Ending December 31:
2003 ...........................      $  357        $  313        $   44
2004 ...........................         347           309            38
2005 ...........................         296           281            15
2006 ...........................         115           112             3
2007 ...........................           4             4            --
                                      ------        ------        ------
Total obligations ..............      $1,119        $1,019           100
                                      ======        ======
Less:  Amount representing
       interest ................                                      11
                                                                  ------

Present value of capitalized
   lease obligations ...........                                  $   89
                                                                  ======

      Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                               December 31,
                                               2002   2001
                                               ----   ----
Machinery and equipment ....................   $172   $166
Less accumulated amortization ..............     86     65
                                               ----   ----
                                               $ 86   $101
                                               ====   ====

     Ronson Aviation leases land under a leasehold consisting of six five-year terms automatically renewed, with the last five-year term expiring in November 2007. The lease may be extended for up to five additional five-year terms through November 2032, provided that during the five-year term ending November 2007, Ronson Aviation invests from $600,000 to over $1,500,000 in capital improvements.

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

      Plan assets primarily include widely-held common stocks, a guaranteed annuity contract, 188,858 shares of common stock of the Company and money market funds.

      The following table sets forth the plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                     December 31,
                                                   2002       2001
                                                   ----       ----
Change in Benefit Obligation:
  Benefit obligation at beginning of year .....   $ 4,848    $ 4,680
  Service cost ................................        17         15
  Interest cost ...............................       291        304
  Actuarial loss ..............................        44        155
  Increase in benefit obligation due to
    decreased discount rate ...................       168        159
  Benefits paid ...............................      (485)      (465)
                                                  -------    -------
  Benefit obligation at end of year ...........     4,883      4,848
                                                  -------    -------

Change in Plan Assets:
  Fair value of plan assets at beginning
    of year ...................................     3,353      4,046
  Actual return on plan assets ................      (710)      (424)
  Employer contributions ......................       483        196
  Benefits paid ...............................      (485)      (465)
                                                  -------    -------
  Fair value of plan assets at end of year ....     2,641      3,353
                                                  -------    -------
  Funded status ...............................    (2,242)    (1,495)
  Unrecognized actuarial loss .................     3,447      2,549
  Unrecognized prior service cost and
    transition obligation .....................        46         93
                                                  -------    -------
Net amount recognized .........................   $ 1,251    $ 1,147
                                                  =======    =======

Amounts Recognized in the Consolidated
  Balance Sheets Consist of:
    Accrued benefit liability .................   $(2,242)   $(1,495)
    Intangible asset ..........................        46         93
    Accumulated other comprehensive loss,
      excluding the income tax effect .........     3,447      2,549
                                                  -------    -------
Net amount recognized .........................   $ 1,251    $ 1,147
                                                  =======    =======

                                           December 31,
                                           2002    2001
                                           ----    ----
Weighted-average assumptions:
  Discount rate .....................      5.50%   6.00%
  Expected return on plan assets ....      5.50%   5.50%

      If the additional minimum liability recorded exceeds the unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

      The Company's Consolidated Statements of Earnings included pension expense consisting of the following components (in thousands):

                                                Year Ended December 31,
                                                2002     2001     2000
                                                ----     ----     ----
Components of net periodic benefit cost:
  Service cost ..............................   $  17    $  15    $  14
  Interest cost .............................     291      304      325
  Expected return on plan assets ............    (185)    (223)    (294)
  Amortization of prior service
    cost and transition obligation ..........      46       47       54
  Recognized actuarial loss .................     210      134       30
                                                -----    -----    -----
  Net pension expense .......................   $ 379    $ 277    $ 129
                                                =====    =====    =====

      The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2002, 2001 and 2000.

      The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $68,000, $70,000 and $70,000 for this plan were recorded in 2002, 2001 and 2000, respectively.

Note 8.  COMMITMENTS AND CONTINGENCIES:

      In 1999 Ronson Aviation completed the installation of a new fueling facility and ceased use of most of its former underground storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in 1999 as required by the NJDEP. Related contaminated soil was removed and remediated. In 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

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

      The Company has an employment contract with an officer of the Company which expires on December 31, 2004. Base salaries in the years 2003 and 2004 are $616,120 and $659,248, respectively. The contract also provides for additional compensation and benefits, including a death benefit equal to two years' salary. The Company has purchased term insurance to provide coverage for a substantial portion of the potential death benefit.

Note 9.  PREFERRED STOCK:

     Each share of 12% Cumulative Convertible Preferred Stock has a stated value of $0.01 per share and a liquidation preference of $1.75 per share ($61,000 at December 31, 2002, in the aggregate) plus accrued dividends. The shares are non-voting and have a right to cumulative dividends at the annual rate of $0.21 per share. The holders of the preferred shares may, at any time, convert each preferred share into 1.1025 shares of common stock unless the preferred shares were previously redeemed. The Company has the option to redeem all or part of the preferred stock at $2.25 per share plus accrued dividends. There were no dividends in arrears at December 31, 2002.

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

Note 10.  STOCK OPTIONS:

      The Company has two incentive stock option plans which provide for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers, directors and other key employees of the Company and its subsidiaries at not less than 100% of the fair market value on the date on which options are granted. On November 27, 2001, the stockholders approved the adoption of the Company's 2001 Incentive Stock Option Plan which provides for the grant of options for up to 137,813 shares of common stock. In August 1996 the stockholders approved the adoption of the Company's 1996 Incentive Stock Option Plan which provides for the grant of options for up to 110,250 shares of common stock. Options granted under the plans are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

      Pro forma information regarding earnings per common share is required by SFAS #123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options granted in 2002, 2001 and 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                  Year Ended December 31,
                                                 2002       2001       2000
                                                 ----       ----       ----
Risk-free interest rate .................         2.5%       4.0%       5.0%
Dividend yield ..........................           0%         0%         0%
Volatility factor -
  expected market price of Company's
  common stock ..........................         0.5        0.5        0.4
Weighted average expected life
  of options ............................       5 years    5 years    5 years

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

      The Company's pro forma results of operations after adjustment for the estimated compensation expense under SFAS #123 were as follows (in thousands, except per share data):

                                                    Year Ended December 31,
                                                   2002      2001      2000
                                                   ----      ----      ----
Pro forma Results of Operations:
  Earnings from continuing operations .........   $    15   $   510   $   433
  Earnings from discontinued operations .......       170        --        --
                                                  -------   -------   -------
  Net earnings ................................   $   185   $   510   $   433
                                                  =======   =======   =======
Pro forma Earnings per Common Share:
  Basic:
    Earnings from continuing operations .......   $    --   $  0.15   $  0.13
    Earnings from discontinued operations .....      0.04        --        --
                                                  -------   -------   -------
    Net earnings ..............................   $  0.04   $  0.15   $  0.13
                                                  =======   =======   =======
  Diluted:
    Earnings from continuing operations .......   $    --   $  0.15   $  0.13
    Earnings from discontinued operations .....      0.04        --        --
                                                  -------   -------   -------
    Net earnings ..............................   $  0.04   $  0.15   $  0.13
                                                  =======   =======   =======

      Pro forma Results of Operations in 2002, 2001 and 2000 have been adjusted to reflect pro forma increases in compensation expense of $27,000, $21,000 and $1,000, respectively, (net of taxes) due to issuance of stock options.

      A summary of the Company's stock option activity and related information for the three years ended December 31, 2002, is as follows:

                                        Number of   Weighted Average
                                         Options     Exercise Price
                                        ---------   ----------------
Outstanding at December 31, 1999 ....    120,668        $   2.47
  Granted ...........................      2,756            1.96
  Exercised ......................        (6,064)           1.47
  Expired/Cancelled ..............        (2,481)           2.51
                                         -------

Outstanding at December 31, 2000 ....    114,879            2.51
  Granted ...........................     68,024            1.13
  Expired ...........................    (89,466)           2.58
                                         -------

Outstanding at December 31, 2001 ....     93,437            1.44
  Granted ...........................     91,350            1.11
  Exercised .........................    (32,419)           1.17
                                         -------

Outstanding at December 31, 2002 ....    152,368            1.30
                                         =======        ========

Exercisable at December 31, 2002 ....     61,018        $   1.58
                                         =======        ========

Weighted average fair value of options
  granted during the year for options
  on which the exercise price:
Equals the market price on the grant date        $0.50
                                                 =====

Exceeds the market price on the grant date       $0.47
                                                 =====

      Exercise prices for options outstanding as of December 31, 2002, ranged as follows: 105,956 options from $1.08 to $1.09 per share, 21,000 options at $1.19 per share, and 25,412 options from $2.20 to $2.42 per share. The weighted average contractual life of those options was 3.96 years.

Note 11.  STATEMENTS OF CASH FLOWS:

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                         Year Ended December 31,
                                           2002   2001   2000
                                           ----   ----   ----
Cash Payments for:
  Interest .............................   $291   $492   $705
  Income taxes .........................     12     27      8

Financing & Investing Activities
  Not Affecting Cash:
  Capital lease obligations incurred ....    18     --     72
  Issuance of 26,909 shares of
    common stock for services ..........     --     --     65

      In 2001 charter aircraft with a book value of $1,490,000 were transferred from fixed assets to inventory. The aircraft were later sold.

Note 12.  INDUSTRY SEGMENTS INFORMATION:

      The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

      The consumer products segment produces packaged fuels, flints, refillable lighters and ignitors, a torch, a penetrant spray lubricant, a spot remover, and a surface protectant, which are distributed through distributors, food brokers, mass merchandisers, drug chains, convenience stores, and automotive and hardware representatives. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States and Canada.

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

      Financial information by industry segment is summarized below (in thousands):

                                                2002        2001        2000
                                                ----        ----        ----
Net sales:
  Consumer Products .......................     14,232      15,709      15,832
  Aviation Services .......................      9,369      12,996      11,927
                                              --------    --------    --------
     Consolidated .........................   $ 23,601    $ 28,705    $ 27,759
                                              ========    ========    ========

Earnings (loss) before interest, other
  items, and intercompany charges:
  Consumer Products .......................      1,201       1,952       1,967
  Aviation Services .......................      1,370       1,518         928
                                              --------    --------    --------
  Total Reportable Segments ...............      2,571       3,470       2,895
  Corporate and others ....................     (1,972)     (1,737)     (1,447)
  Non-recurring income (charges) ..........         --        (232)        110
                                              --------    --------    --------
     Consolidated .........................   $    599    $  1,501    $  1,558
                                              ========    ========    ========

Interest expense:
  Consumer Products .......................        116         172         249
  Aviation Services .......................         80         198         329
                                              --------    --------    --------
  Total Reportable Segments ...............        196         370         578
  Corporate and others ....................        158         163         151
                                              --------    --------    --------
     Consolidated .........................   $    354    $    533    $    729
                                              ========    ========    ========

Depreciation and amortization:
  Consumer Products .......................        256         259         252
  Aviation Services .......................        405         428         396
                                              --------    --------    --------
  Total Reportable Segments ...............        661         687         648
  Corporate and others ....................         10          39          35
                                              --------    --------    --------
     Consolidated .........................   $    671    $    726    $    683
                                              ========    ========    ========

Earnings (loss) from continuing
  operations before intercompany
  charges and taxes:
  Consumer Products .......................      1,019       1,755       1,696
  Aviation Services .......................      1,305       1,316         587
                                              --------    --------    --------
  Total Reportable Segments ...............      2,324       3,071       2,283
  Corporate and others ....................     (2,212)     (1,983)     (1,715)
  Non-recurring income (charges) ..........         --        (232)        110
                                              --------    --------    --------
     Consolidated .........................   $    112    $    856    $    678
                                              ========    ========    ========

Segment assets:
  Consumer Products .......................      4,652       4,660       5,428
  Aviation Services .......................      5,133       4,793       5,803
                                              --------    --------    --------
  Total Reportable Segments ...............      9,785       9,453      11,231
  Corporate and others ....................      1,691       1,391       1,048
  Discontinued operations .................      1,412       1,783       2,913
                                              --------    --------    --------
     Consolidated .........................   $ 12,888    $ 12,627    $ 15,192
                                              ========    ========    ========

Segment expenditures for
  long-lived assets:
  Consumer Products .......................        323         151         258
  Aviation Services .......................        600         384         201
                                              --------    --------    --------
  Total Reportable Segments ...............        923         535         459
  Corporate and others ....................          3           3          10
                                              --------    --------    --------
     Consolidated .........................   $    926    $    538    $    469
                                              ========    ========    ========

      Geographic Information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                                 Year Ended December 31,
                                2002      2001      2000
                                ----      ----      ----
Net Sales (1):
United States ..............   $21,809   $26,847   $26,016
Canada .....................     1,538     1,645     1,633
Other foreign countries ....       254       213       110
                               -------   -------   -------
                               $23,601   $28,705   $27,759
                               =======   =======   =======

                                      December 31,
                                     2002     2001
                                     ----     ----
Long-Lived Assets:
United States ...................   $4,274   $4,341
Canada ..........................       16       15
                                    ------   ------
                                    $4,290   $4,356
                                    ======   ======

      (1) Net sales are attributed to countries based on location of customer.

      The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

      For the years ended December 31, 2002 and 2000, net sales which amounted to approximately $3,675,000 and $2,832,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to various units of one customer. As of December 31, 2002 and 2000, accounts receivable from that customer amounted to approximately 22% and 12%, respectively, of Consolidated Accounts Receivable. No other customer accounted for more than 10% of Consolidated Net Sales or Consolidated Accounts Receivable for the years ended December 31, 2002 and 2000. For the year ended December 31, 2001, no customer accounted for more than 10% of Consolidated Net Sales or Consolidated Accounts Receivable.

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

      Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss for 2002, 2001, and 2000 were as follows (in thousands):

                       Foreign Currency    Minimum Pension   Accumulated Other
                         Translation         Liability        Comprehensive
                        Adjustment (1)      Adjustment(2)          Loss
                        --------------      -------------          ----
Balance at
December 31, 1999 .....   $   (49)           $  (470)           $  (519)
Change during 2000 ....        (9)              (565)              (574)
                          -------            -------            -------

Balance at
December 31, 2000 .....       (58)            (1,035)            (1,093)
Change during 2001 ....       (12)              (497)              (509)
                          -------            -------            -------

Balance at
December 31, 2001 .....       (70)            (1,532)            (1,602)
Change during 2002 ....        --               (539)              (539)
                          -------            -------            -------

Balance at
December 31, 2002 .....   $   (70)           $(2,071)           $(2,141)
                          =======            ========            =======

      (1) The foreign currency translation adjustment component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $46,000, $47,000, $39,000 and $32,000 as of December 31,
            2002, 2001, 2000 and 1999, respectively. For the years ended December 31, 2002, 2001 and 2000, the changes in the foreign currency translation component are presented above net of related tax provisions (benefits) of $1,000, $(8,000) and $(7,000), respectively.

      (2) The minimum pension liability component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $1,377,000, $1,019,000, $688,000 and $312,000 as of December 31,
            2002, 2001, 2000 and 1999, respectively. For the years ended December 31, 2002, 2001 and 2000, the changes in the minimum pension liability component are presented above net of related tax benefits of $358,000, $331,000 and $376,000, respectively.

Note 14.  CONCENTRATIONS:

      During 2002 and at year-end the Company and a subsidiary had cash deposits in a bank in excess of FDIC insured limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

      Ronson Consumer Products currently purchases lighter products and torches from manufacturers in Spain, Peoples Republic of China and Taiwan. Since there are a number of sources of similar lighter products, management believes that other suppliers could provide lighters on comparable terms. A change of suppliers, however, might cause a delay in delivery of the Company's lighter products and, possibly, a short-term loss in sales which could have a short-term adverse effect on operating results.

Note 15.  RELATED PARTY TRANSACTIONS:

      In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period of 18 months expiring on April 7, 2000. On March 6, 2000, the Company and Mr. Dinger entered into a new consulting agreement to be effective upon the expiration date of the original agreement. The new agreement provides that Mr. Dinger will continue to perform consulting services for the Company for a period of 48 months at a fee of $7,000 per month. During the years ended December 31, 2002, 2001 and 2000, Mr. Dinger was compensated $84,000, $84,000, and $76,500, respectively, under the agreements.

      In October 1998 Mr. Dinger granted an option to the Company to purchase the 205,248 shares of the Company's common stock held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. On March 6, 2000, Mr. Dinger granted a new option to the Company, to purchase the 456,067 shares of the Company's common stock now held by Mr. Dinger. The option is for a period of 48 months. The exercise price of the option is $5.25 per share for the first two years, and the option price in the second two-year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. In March 2000 Mr. Dinger purchased 250,819 shares of newly issued restricted common stock of the Company at a price of $2.26 per share. The Company expended $48,000, $48,000, and $52,500 for the options during the years ended December 31, 2002, 2001 and 2000, respectively, which were charged to Additional Paid-in Capital.

      The Company incurred costs for consulting services under agreements with two directors of the Company of $128,000, $133,000, and $124,000 in the years ended December 31, 2002, 2001 and 2000, respectively. The Company incurred costs of $2,000, $26,000, and $41,000 in the years ended December 31, 2002, 2001 and
2000, respectively, for legal fees to a firm having a member who is also a director and an officer of the Company, with these fees primarily related to the Prometcor environmental matters.

Note 16.  SUBSEQUENT EVENTS:

      On March 18, 2003, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock payable on April 15, 2003.

      A stockholder of the Company has reported that it has filed a derivative action against the Company's directors, among other matters alleging breach of fiduciary duty, an absence of disinterestedness and use of corporate control to advance their own interests. The Company is reviewing the complaint and will vigorously defend these matters and take all such action as it deems appropriate. At this time, the Company believes that its directors' and officers' liability insurance coverage is adequate to meet the direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur legal or other expenses in connection with this proceeding.

FORM 10-K -- ITEM 15 (a) (2) and (d)

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENT SCHEDULES




                     Schedule I                  Condensed Financial Information
                                                          of Company

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
  Ronson Corporation:

Under date of February 27, 2003, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, and cash flows for each of the years in the three year period ended December 31, 2002 as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
February 27, 2003, except for Note F,
which is dated March 26, 2003

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS
 (dollars in thousands)


                                     ASSETS
                                     ------                                              December 31,
                                                                                         ------------
                                                                                     2002           2001
                                                                                     ----           ----
CURRENT ASSETS:
Cash .......................................................................      $     29       $   --
Other current assets .......................................................           233            246
                                                                                  --------       --------
         Total Current Assets ..............................................           262            246

Property, plant, and equipment .............................................           252            249
Less accumulated depreciation and amortization .............................           236            226
                                                                                  --------       --------
                                                                                        16             23
Other assets ...............................................................         4,975          4,794
                                                                                  --------       --------
TOTAL ASSETS ...............................................................      $  5,253       $  5,063
                                                                                  ========       ========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
Current portion of lease obligations .......................................      $      5       $      5
Accounts payable ...........................................................           171             85
Other current liabilities ..................................................           843            439
                                                                                  --------       --------
         Total Current Liabilities .........................................         1,019            529

Long-term lease obligations ................................................             5             10
Pension obligation .........................................................         1,771          1,652

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock ............................................................            --             --
Common stock ...............................................................         3,912          3,880
Additional paid-in capital .................................................        29,250         29,291
Accumulated deficit ........................................................       (26,966)       (27,101)
Accumulated other comprehensive loss .......................................        (2,141)        (1,602)
                                                                                  --------       --------
                                                                                     4,055          4,468
Less cost of treasury shares:
    2002, 66,465 and 2001, 66,484 common shares ............................         1,597          1,596
                                                                                  --------       --------
                                                                                     2,458          2,872
                                                                                  --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................      $  5,253       $  5,063
                                                                                  ========       ========

The Notes to Consolidated Financial Statements of Ronson Corporation and Its Wholly Owned Subsidiaries are an integral part of these statements. See accompanying Notes to Condensed Financial Information of Registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF EARNINGS
   (dollars in thousands)
                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   2002          2001         2000
                                                                                   ----          ----         ----

Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation) ......................................................      $ 2,279       $ 2,370      $ 2,523
                                                                                  -------       -------      -------

Costs and expenses:
    General and administrative expenses ....................................        1,968         1,734        1,444
    Interest expense (includes intercompany
       interest expense of  $ 100, $ 113  and $ 100
       in 2002, 2001 and 2000, respectively,
       eliminated in consolidation) ........................................          157           162          150
    Non-operating expense - net ............................................           82            83           89
                                                                                  -------       -------      -------
                                                                                    2,207         1,979        1,683
                                                                                  -------       -------      -------

EARNINGS BEFORE INCOME TAXES AND
    EQUITY IN NET EARNINGS (LOSS)
    OF SUBSIDIARIES ........................................................           72           391          840

Income tax provisions (benefits) ...........................................          (70)          106          286

Equity in net earnings (loss) of subsidiaries
     (includes earnings from discontinued operations
     of $ 170 in 2002) .....................................................           70           246         (120)
                                                                                  -------       -------      -------
NET EARNINGS ...............................................................      $   212       $   531      $   434
                                                                                  =======       =======      =======

The Notes to Consolidated Financial Statements of Ronson Corporation and Its Wholly Owned Subsidiaries are an integral part of these statements. See accompanying Notes to Condensed Financial Information of Registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

    CONDENSED STATEMENTS OF CASH FLOWS
        (dollars in thousands)

                                                        YEAR ENDED DECEMBER 31,
                                                     2002        2001         2000
                                                     ----        ----         ----

Cash Flows from Operating Activities:
Net earnings ..................................      $ 212       $ 531       $ 434
Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
    Equity in net (earnings) loss
       of subsidiaries ........................        (70)       (246)        120
    Depreciation and amortization .............         10          19          21
    Deferred income tax expenses (benefits) ...         85         (30)         (4)
    Increase (decrease) in cash from changes in
       current assets and current liabilities .         10         (13)       (199)
    Increase (decrease) in net advances to
       subsidiaries ...........................         75        (272)       (989)
    Net change in pension-related accounts ....       (126)         65          72
    Other .....................................        (74)          1          37
                                                     -----       -----       -----
       Net cash provided by (used in)
            operating activities ..............        122          55        (508)
                                                     -----       -----       -----

Cash Flows from Investing Activities:
       Net cash used in investing activities,
          capital expenditures ................         (3)         (3)        (10)
                                                     -----       -----       -----

Cash Flows from Financing Activities:
Proceeds from issuance of common stock ........         38          --         576
Payments of long-term lease obligations .......         (5)         (4)         (5)
Payments of preferred dividends ...............        (75)         --          --
Other .........................................        (48)        (48)        (53)
                                                     -----       -----       -----
       Net cash provided by (used in)
          financing activities ................        (90)        (52)        518
                                                     -----       -----       -----
Net increase in cash ..........................         29          --          --

Cash at beginning of year .....................         --          --          --
                                                     -----       -----       -----

Cash at end of year ...........................      $  29       $  --       $  --
                                                     =====       =====       =====

    The Notes to Consolidated Financial Statements of Ronson Corporation and Its Wholly Owned Subsidiaries are an integral part of these statements. See accompanying Notes to Condensed Financial Information of Registrant.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
----------------------------------------------------------
                               RONSON CORPORATION
----------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A:  Condensed Financial Statements.

     The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

     The Company has authorized 5,000,000 shares of preferred stock with no par value. Outstanding shares of 12% Cumulative Convertible Preferred Stock were 34,875 at December 31, 2002 and 2001.

     The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 3,842,169 and 3,809,729 were outstanding at December 31, 2002 and 2001, respectively. (Refer to Note F below.)


NOTE B:  Other Assets.

                                                 December 31,
                                                (in thousands)
                                               ---------------
                                                2002     2001
                                               ------   ------
            Investment in subsidiaries         $2,752   $2,787
            Deferred income tax assets, net     1,112      868
            Intangible pension assets              --       27
            Net advances to subsidiaries          843      918
            Other                                 268      194
                                               ------   ------
                                               $4,975   $4,794
                                               ======   ======
     Investment in subsidiaries was eliminated in consolidation. The Company has amortized the intangible pension assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") #87, "Employers' Accounting for Pensions". The net advances to subsidiaries of $843,000 and $918,000 at December 31, 2002 and 2001, respectively, were eliminated in consolidation.


NOTE C: Unrecognized Net Loss on Pension Plans.

     SFAS #87 requires that if the additional minimum liability recorded exceeds unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported, net of tax, as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.


NOTE D: Income Taxes.

     The Company and its domestic subsidiaries have elected to allocate consolidated federal income taxes on the separate return method. Under this method of allocation, income tax expenses (benefits) are allocated to the Company and each subsidiary based on its taxable income (loss) and net operating loss carryforward.

     In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 2002, 2001 and 2000, the Company and its subsidiaries recorded the expenses (benefits) of net deferred income tax assets of $20,000, $320,000 and $236,000, respectively, of which $(19,000), $(30,000) and $(4,000), respectively, were allocated to the Company.


NOTE E: Statements of Cash Flows.

     Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Condensed Statements of Cash Flows.


NOTE F: Subsequent Events.

     On March 18, 2003, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock payable on April 15, 2003.

     A stockholder of the Company has reported that it has filed a derivative action against the Company's directors, among other matters alleging breach of fiduciary duty, an absence of disinterestedness and use of corporate control to advance their own interests. The Company is reviewing the complaint and will vigorously defend these matters and take all such action as it deems appropriate. At this time, the Company believes that its directors' and officers' liability insurance coverage is adequate to meet the direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur legal or other expenses in connection with this proceeding.