Form 10-Q
period 2003-05-15
RONSON CORP
filed 2003-05-15
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                          Commission File Number 1-1031

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

                                 (732) 469-8300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of April 30, 2003, there were 3,842,168 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS:
                     MARCH 31, 2003 AND DECEMBER 31, 2002                     3

                  CONSOLIDATED STATEMENTS OF OPERATIONS:
                     QUARTER ENDED MARCH 31, 2003 and 2002                    4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS:
                     QUARTER ENDED MARCH 31, 2003 AND 2002                    5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                             11

           ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                      13

           ITEM 4 - CONTROLS AND PROCEDURES                                   14

PART II - OTHER INFORMATION:

           ITEM 1 - LEGAL PROCEEDINGS                                         14

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          14

EXHIBIT INDEX                                                                 16

SIGNATURES                                                                    17

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
 SARBANES-OXLEY ACT OF 2002                                                   18

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                        March 31,    December 31,
                                                          2003           2002
                                                        ---------    ------------
                                                       (unaudited)
                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $    514       $    312
Accounts receivable, net                                   1,512          1,754
Inventories:
   Finished goods                                          1,873          1,874
   Work in process                                            61            103
   Raw materials                                             619            360
                                                        --------       --------
                                                           2,553          2,337
Other current assets                                         939            935
Current assets of discontinued operations                    214            214
                                                        --------       --------
             TOTAL CURRENT ASSETS                          5,732          5,552
                                                        --------       --------

Property, plant and equipment, at cost:
   Land                                                       19             19
   Buildings and improvements                              4,758          4,740
   Machinery and equipment                                 6,997          6,938
   Construction in progress                                   33             28
                                                        --------       --------
                                                          11,807         11,725
Less accumulated depreciation and amortization             7,610          7,435
                                                        --------       --------
                                                           4,197          4,290

Other assets                                               1,908          1,848
Other assets of discontinued operations                    1,198          1,198
                                                        --------       --------
                                                        $ 13,035       $ 12,888
                                                        ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                         $  1,480       $  1,654
Current portion of long-term debt and leases                 319            317
Accounts payable                                           1,960          1,629
Accrued expenses                                           2,480          2,155
Current liabilities of discontinued operations               344            354
                                                        --------       --------
             TOTAL CURRENT LIABILITIES                     6,583          6,109
                                                        --------       --------

Long-term debt and leases                                  2,191          2,273
Other long-term liabilities                                1,831          2,048

STOCKHOLDERS' EQUITY:
Common stock                                               3,912          3,912
Additional paid-in capital                                29,237         29,250
Accumulated deficit                                      (27,040)       (26,966)
Accumulated other comprehensive loss                      (2,082)        (2,141)
                                                        --------       --------
                                                           4,027          4,055
Less cost of treasury shares                               1,597          1,597
                                                        --------       --------
             TOTAL STOCKHOLDERS' EQUITY                    2,430          2,458
                                                        --------       --------
                                                        $ 13,035       $ 12,888
                                                        ========       ========

See notes to consolidated financial statements.

             RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands of dollars, except per share data) (unaudited)

                                                              Quarter Ended
                                                                 March 31,
                                                          ----------------------
                                                            2003           2002
                                                            ----           ----

NET SALES                                                 $ 5,838        $ 5,761
                                                          -------        -------

Cost and expenses:
   Cost of sales                                            3,793          3,537
   Selling, shipping and advertising                          789            858
   General and administrative                               1,107          1,057
   Depreciation and amortization                              164            155
   Non-recurring expenses                                      20             --
                                                          -------        -------
                                                            5,873          5,607
                                                          -------        -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST AND OTHER ITEMS                             (35)           154
                                                          -------        -------

Other expense:
   Interest expense                                            87             90
   Other-net                                                   12             25
                                                          -------        -------
                                                               99            115
                                                          -------        -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                       (134)            39

Income tax provision (benefit)                                (62)            26
                                                          -------        -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                    (72)            13

Earnings from discontinued operations
  (net of tax provisions of $115)                              --            170
                                                          -------        -------

NET EARNINGS (LOSS)                                       $   (72)       $   183
                                                          =======        =======

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
  Earnings (loss) from continuing operations              $ (0.02)       $  0.01
  Earnings from discontinued operations                        --           0.04
                                                          -------        -------
    Net earnings (loss)                                   $ (0.02)       $  0.05
                                                          =======        =======

Diluted:
  Earnings (loss) from continuing operations              $ (0.02)       $  0.01
  Earnings from discontinued operations                        --           0.04
                                                          -------        -------
    Net earnings (loss)                                   $ (0.02)       $  0.05
                                                          =======        =======

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (in thousands of dollars, except per share data) (unaudited)

                                                                    Quarter Ended
                                                                      March 31,
                                                               -----------------------
                                                                 2003            2002
                                                                 ----            ----
Cash Flows from Operating Activities:
Net earnings (loss)                                            $    (72)      $    183
Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                  164            155
     Deferred income tax expense (benefit)                          (76)           140
     Increase in cash from changes in current
         assets and current liabilities                             543            188
     Net change in pension-related accounts                           5            (15)
     Discontinued operations                                        (18)          (357)
     Other                                                           (6)            12
                                                               --------       --------
           Net cash provided by operating activities                540            306
                                                               --------       --------

Cash Flows from Investing Activities:
           Net cash used in investing activities,
                capital expenditures                                (70)          (596)
                                                               --------       --------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                        --            202
Payments of short-term debt                                        (174)            --
Payments of long-term debt                                          (71)          (305)
Payments of long-term lease obligations                              (9)            (7)
Other                                                               (14)           (12)
                                                               --------       --------

           Net cash used in financing activities                   (268)          (122)
                                                               --------       --------

     Net increase (decrease) in cash and cash equivalents           202           (412)

     Cash and cash equivalents at beginning of period               312            689
                                                               --------       --------

     Cash and cash equivalents at end of period                $    514       $    277
                                                               ========       ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 2003 (UNAUDITED)

Note 1: ACCOUNTING POLICIES

      Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 2003 and 2002, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2: PER COMMON SHARE DATA

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                          Quarter Ended March 31,
                                --------------------------------------------------------------------------
                                                 2003                                   2002
                                ----------------------------------       ---------------------------------
                                                              Per                                    Per
                                                             Share                                  Share
                                   Loss         Shares       Amount       Earnings    Shares(2)     Amount
                                ---------       ------       ------      ---------    ---------     ------
Earnings (loss) from
  continuing operations ..      $    (72)                                $     13
Less accrued dividends on
  preferred stock ........            (2)                                      (2)
                                --------                                 --------
Continuing operations ....           (74)        3,842       $(0.02)           11       3,810      $ 0.01
Earnings from discontinued
  operations .............            --         3,842           --           170       3,810        0.04
                                --------                     ------      --------                  ------

  BASIC ..................      $    (74)        3,842       $(0.02)     $    181       3,810      $ 0.05
                                ========         =====       ======      ========       =====      ======
Effect of dilutive
  securities (1):
  Stock options ..........                          --                                     13
  Cumulative convertible
   preferred stock .......      $     --            --                   $      2          38
                                --------         -----                   --------       -----
Continuing operations ....           (74)        3,842       $(0.02)           13       3,861      $ 0.01
Earnings from discontinued
  operations .............            --         3,842           --           170       3,861        0.04
                                --------                     ------      --------                  ------

  DILUTED ................      $    (74)        3,842       $(0.02)     $    183       3,861      $ 0.05
                                ========         =====       ======      ========       =====      ======

      (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the quarter ended March 31, 2003, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for that period.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared March 18, 2003.

Note 3: SHORT-TERM DEBT

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan, now expiring on June 30, 2005. The Revolving Loan of $993,000 at March 31, 2003, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At March 31, 2003, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Fleet for a Revolving Loan. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At March 31, 2003, Ronson Aviation utilized no borrowings under the Revolving Loan.

      At March 31, 2003, Ronson Aviation had a note payable of $487,000 due to Raytheon Aircraft Credit Corp. The note is collateralized by a specific aircraft and is to be repaid from the proceeds from the sale of the aircraft.

Note 4: LONG-TERM DEBT

      In May 1999 the Company, RCPC and Fleet entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. The Mortgage Loan balance was $1,493,000 at March 31, 2003, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004.

      Ronson Aviation has two term loans payable to Fleet with balances at March 31, 2003, totalling approximately $931,000. The loans are collateralized by specific aircraft and expire on June 30, 2005.

Note 5: CONTINGENCIES

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


     In 2002 Prometcor completed the environmental clearance of its property in Newark, N.J. The final parcel of the property was sold in May 2002 with the Company retaining responsibility for the groundwater-related activities. The Company's plan to resolve groundwater issues has not yet been approved by the NJDEP. Further testing completed in 2000 resulted in increased estimates of the range of costs to be incurred. These costs will be incurred over an extended number of years. In calculating and accruing these costs, the Company has discounted the costs to the present value. The liability for these estimated costs and expenses as recorded in the financial statements was based, in accordance with normal accounting practices, on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is approximately $600,000 above the lower limit. The full extent of the costs and time required for completion of the NJDEP environmental clearance is not determinable until the remediation and confirmatory testing of the properties have been completed and accepted by the NJDEP.

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

      Financial information by industry segment is summarized below (in thousands):

                                               Quarter Ended March 31,
                                                  2003         2002
                                                  ----         ----

Net sales:
  Consumer Products                             $ 3,608       $ 3,724
  Aviation Services                               2,230         2,037
                                                -------       -------

    Consolidated                                $ 5,838       $ 5,761
                                                =======       =======
Earnings (loss) from operations:
  Consumer Products                             $   318       $   247
  Aviation Services                                 219           391
                                                -------       -------

  Total reportable segments                         537           638
  Corporate and others                             (552)         (484)
  Non-recurring expense                             (20)           --
                                                -------       -------

    Consolidated                                $   (35)      $   154
                                                =======       =======

Earnings (loss) from continuing operations
  before intercompany charges and
  income taxes:
  Consumer Products                             $   293       $   215
  Aviation Services                                 197           370
                                                -------       -------

  Total reportable segments                         490           585
  Corporate and others                             (604)         (546)
  Non-recurring expense                             (20)           --
                                                -------       -------

    Consolidated                                $  (134)      $    39
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

      Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                        Quarter Ended March 31, 2003 and 2002
                                        -------------------------------------
                              Foreign Currency     Minimum Pension         Accumulated
                                Translation           Liability        Other Comprehensive
                               Adjustment (1)      Adjustment (2)             Loss
                               --------------      --------------       ------------------
Balance at
  December 31, 2002             $      (70)           $  (2,071)           $  (2,141)

Change during first
  quarter 2003                          15                   44                   59
                                ----------            ---------            ---------

Balance at
  March 31, 2003                $      (55)           $  (2,027)           $  (2,082)
                                ==========            =========            =========
Balance at
  December 31, 2001             $      (70)           $  (1,532)           $  (1,602)

Change during first
  quarter 2002                          (1)                  32                   31
                                ----------            ---------            ---------

Balance at
  March 31, 2002                $      (71)           $  (1,500)           $  (1,571)
                                ==========            =========            =========

      (1) The foreign currency translation adjustment component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $37,000 and $47,000 as of March 31, 2003 and 2002,
            respectively, and $46,000 and $47,000 as of December 31, 2002 and 2001, respectively. For the quarter ended March 31, 2003, the change in the foreign currency translation component is presented above net of a related tax provision of $9,000.

      (2) The minimum pension liability component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $1,348,000 and $998,000 as of March 31, 2003 and 2002, respectively, and $1,377,000 and $1,019,000 as of December 31, 2002 and 2001,
            respectively. For the quarters ended March 31, 2003 and 2002, the changes in the minimum pension liability component are presented above net of related tax provisions of $29,000 and $21,000, respectively.

Note 8: STATEMENTS OF CASH FLOWS

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                     Quarter Ended
                                                       March 31,
                                                   -----------------
                                                    2003       2002
                                                    ----       ----
           Cash payments for interest              $  75       $  84

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002.

      The Company's Net Sales increased to $5,838,000 in the first quarter of 2003 from $5,761,000 in the first quarter of 2002.


     The Company's Loss from Continuing Operations was $72,000 in the first quarter of 2003 as compared to Earnings from Continuing Operations of $13,000 in the first quarter of 2002. The Company's Net Loss in the first quarter of 2003 was $72,000 as compared to Net Earnings of $183,000 in the first quarter of 2002. The Net Earnings in the first quarter of 2002 included Earnings from Discontinued Operations of $170,000 due to income from an environmental insurance settlement.




Ronson Consumer Products
(in thousands)
                                                     Quarter Ended
                                                       March 31,
                                                  -------------------
                                                    2003       2002
                                                    ----       ----

         Net sales                                $ 3,608     $ 3,724
         Earnings from operations                     318         247
         Earnings before income taxes and
          intercompany charges                        293         215

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 3% in the first quarter of 2003 compared to the first quarter of 2002 primarily due to lower sales of flame accessory and lighter products.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 59% in the first quarter of 2003 from 60% in the first quarter of 2002. This decrease in the Cost of Sales percentage was due primarily to improved gross profit margins on the Company's flame accessory products.

      Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, decreased to 22% in the first quarter of 2003 from 23% in the first quarter of 2002 primarily due to the reduction in personnel-related costs. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in the first quarters of 2003 and 2002.

Ronson Aviation
(in thousands)
                                                     Quarter Ended
                                                       March 31,
                                                 --------------------
                                                   2003         2002
                                                   ----         ----

         Net sales                               $ 2,230      $ 2,037
         Earnings from operations                    219          391
         Earnings before income taxes and
          intercompany charges                       197          370

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 9% in the first quarter of 2003 from the first quarter of 2002 primarily due to increased sales of aircraft maintenance services.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 75% in the first quarter of 2003 from 64% in the first quarter of 2002. The increase in the Cost of Sales percentage in 2003 was primarily due to higher fuel prices and to a change in the mix of products sold.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses were reduced to 11% in the first quarter of 2003 compared to 13% in the first quarter of 2002 primarily due to the increased sales in 2003.

Other Items

     The General and Administrative Expenses of Corporate and Other were higher in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to increased legal fees and to significantly higher pension expense as the result of increased amortization related to the lower valuation of pension assets in 2002.

     The Non-recurring expenses in the first quarter of 2003 were the legal fees incurred in March 2003 as a result of the derivative action filed by a stockholder. (Refer to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

Discontinued Operations

     In March 2002 the Company reached settlement with the last insurance carrier in the Company's 1999 lawsuit to recover incurred and anticipated environmental cleanup costs, primarily relating to the Company's discontinued Prometcor operations. The Company had settled with the other insurance carriers in 2000 and 2001. This last settlement amounted to $600,000, bringing total recoveries to over $1.8 million. As a result of this final settlement, the Company had Earnings from Discontinued Operations of $285,000 after related expenses and before income taxes ($170,000 after taxes) in the first quarter of 2002.

FINANCIAL CONDITION

      The Company's Stockholders' Equity declined slightly to $2,430,000 at March 31, 2003, from $2,458,000 at December 31, 2002. The reduction of $28,000 in Stockholders' Equity was primarily due to the Net Loss in the first quarter of 2003. The Company had a deficiency in working capital of $851,000 at March 31, 2003, as compared to $557,000 at December 31, 2002. The decline in working capital was primarily due to a reduction in the long-term pension obligation by $248,000.

      The Increase in Cash from Changes in Current Assets and Current Liabilities is higher in the first quarter of 2003 than in the first quarter of 2002 due to reduced accounts receivable at Ronson Consumer Products at March 31, 2003, and to differences in timing of payments of accrued expenses.

      The cash used in discontinued operations was substantially reduced to $18,000 in the first quarter of 2003 from $357,000 in 2002. In the first quarter of 2002, the environmental clearance of the Prometcor property was completed and the remaining costs of compliance to be paid in 2003 have been very low.

      The cash used for capital expenditures was significantly lower in the first quarter of 2003 as compared to the first quarter of 2002 primarily because the first quarter of 2002 included Ronson Aviation's replacement of an engine on its Citation II charter aircraft at a cost of about $400,000.

      The Company's cash flows related to short-term debt was reduced in the first quarter of 2003 from the first quarter of 2002 primarily because the unused borrowings available under the Ronson Consumer Products lines of credit were higher at December 31, 2001, as compared to December 31, 2002. This higher availability at December 31, 2001, was utilized in the first quarter of 2002 to provide the cash required by discontinued operations discussed above.

      The Company's payments of long-term debt were lower in the first quarter of 2003 as compared to the first quarter of 2002 because of Ronson Aviation's first quarter 2002 repayment of long-term debt to Texaco Refining and Marketing, Inc.

      The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financial arrangements, potential additional sources of financing and existing cash balances.

FORWARD-LOOKING STATEMENTS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the success of new products; competition; prices of key materials, such as petroleum products; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions relating to pension costs; and other risks that are described herein and that are otherwise described from time to time in the Company's Securities and Exchange Commission reports. The Company assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no significant change in the Company's exposure to market risk during the first three months of 2003. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative

Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Steel Partners II, L.P., et al vs. Louis V. Aronson II, Robert A. Aronson, Erwin
--------------------------------------------------------------------------------
M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, Saul H. Weisman,
-----------------------------------------------------------------------------
Carl W. Dinger III, and Ronson Corporation
------------------------------------------

     In an amended Statement on Schedule 13D/A filed with the Securities and Exchange Commission on March 26, 2003, Steel Partners II, L.P. and Warren G. Lichtenstein reported the filing with the Superior Court of New Jersey, Chancery Division, Essex County, of a shareholder derivative suit against the Company's directors. The suit alleges, among other matters, breach of fiduciary duty and an absence of disinterestedness by the defendants and use of corporate control to advance their own interests. The complaint requests the court to invalidate the Company's shareholders rights agreement and certain consulting agreements, to enjoin performance of certain agreements with the directors and to require the President and CEO to divest those shares acquired, and not to acquire additional shares, while the shareholders rights agreement has been or remains in place. The Company is reviewing the complaint and will vigorously defend these matters and take all such action as it deems appropriate.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits.

                  (99)(a) Certification of Louis V. Aronson II, the Principal Executive Officer of the Company, and Daryl K. Holcomb, the Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K.

                  On March 27, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission in response to Item 5 of such report. No financial statements or pro forma financial information was included in this report.

                                  EXHIBIT INDEX

                          QUARTERLY REPORT ON FORM 10-Q

Exhibit
  No.       Description
-------     -----------

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

                                            RONSON CORPORATION


Date: May 14, 2003                          /s/ Louis V. Aronson II
                                            ---------------------------------
                                            Louis V. Aronson II, President
                                            & Chief Executive Officer

                                            (Signing as Duly Authorized
                                            Officer of the Registrant)


Date: May 14, 2003                          /s/ Daryl K. Holcomb
                                            ---------------------------------
                                            Daryl K. Holcomb, Vice President
                                            & Chief Financial Officer,
                                            Controller and Treasurer

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


Date: May 14, 2003                              /s/ Louis V. Aronson II
                                                ---------------------------
                                                Louis V. Aronson II
                                                President and C.E.O.

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


Date: May 14, 2003                                  /s/ Daryl K. Holcomb
                                                    ---------------------------
                                                    Daryl K. Holcomb
                                                    Vice President and C.F.O.