Form 10-Q
period 2003-06-30
RONSON CORP
filed 2003-08-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                          Commission File Number 1-1031
                                                 ------

                              RONSON CORPORATION
                              ------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                     22-0743290
           ----------                                     ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


       Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875
       ------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (732) 469-8300
                                 --------------
              (Registrant's telephone number, including area code)


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

As of June 30, 2003, there were 3,841,071 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

                  ITEM 1 - FINANCIAL STATEMENTS:

                         CONSOLIDATED BALANCE SHEETS:
                            JUNE 30, 2003 AND DECEMBER 31, 2002              3

                         CONSOLIDATED STATEMENTS OF OPERATIONS:
                            QUARTER ENDED JUNE 30, 2003 and 2002             4

                            SIX MONTHS ENDED JUNE 30, 2003 AND 2002          5

                         CONSOLIDATED STATEMENTS OF CASH FLOWS:
                            SIX MONTHS ENDED JUNE 30, 2003 AND 2002          6

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7


                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS                                    14

                  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK                             17

                  ITEM 4 - CONTROLS AND PROCEDURES                          17


PART II - OTHER INFORMATION:

                  ITEM 1 - LEGAL PROCEEDINGS                                18


                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                 19

SIGNATURES                                                                  20

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                    June 30,               December 31,
                                                      2003                     2002
                                                  ------------             ------------
                                                   (unaudited)
                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                         $        660             $        312
Accounts receivable, net                                 1,790                    1,754
Inventories:
   Finished goods                                        1,034                    1,874
   Work in process                                          35                      103
   Raw materials                                           394                      360
                                                  ------------             ------------
                                                         1,463                    2,337
Other current assets                                       911                      935
Current assets of discontinued operations                  214                      214
                                                  ------------             ------------
             TOTAL CURRENT ASSETS                        5,038                    5,552
                                                  ------------             ------------

Property, plant and equipment, at cost:
   Land                                                     19                       19
   Buildings and improvements                            4,769                    4,740
   Machinery and equipment                               7,140                    6,938
   Construction in progress                                 40                       28
                                                  ------------             ------------
                                                        11,968                   11,725
Less accumulated depreciation and amortization           7,780                    7,435
                                                  ------------             ------------
                                                         4,188                    4,290

Other assets                                             1,756                    1,848
Other assets of discontinued operations                  1,198                    1,198
                                                  ------------             ------------
                                                      $ 12,180                 $ 12,888
                                                  ============             ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                       $    726                 $  1,654
Current portion of long-term debt and leases             1,701                      317
Accounts payable                                         1,704                    1,629
Accrued expenses                                         2,484                    2,155
Current liabilities of discontinued operations             335                      354
                                                  ------------             ------------
             TOTAL CURRENT LIABILITIES                   6,950                    6,109
                                                  ------------             ------------

Long-term debt and leases                                  732                    2,273
Other long-term liabilities                              1,720                    2,048

STOCKHOLDERS' EQUITY:
Common stock                                             3,911                    3,911
Additional paid-in capital                              29,225                   29,250
Accumulated deficit                                    (26,744)                 (26,965)
Accumulated other comprehensive loss                    (2,017)                  (2,141)
                                                  ------------             ------------
                                                         4,375                    4,055
Less cost of treasury shares                             1,597                    1,597
                                                  ------------             ------------
             TOTAL STOCKHOLDERS' EQUITY                  2,778                    2,458
                                                  ------------             ------------
                                                  $     12,180             $     12,888
                                                  ============             ============

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
           (in thousands of dollars, except per share data)(unaudited)


                                                                   Quarter Ended June 30,
                                                           -----------------------------------
                                                              2003                    2002
                                                           ----------              -----------
NET SALES                                                  $    7,514              $     5,551
                                                           ----------              -----------

Cost and expenses:
   Cost of sales                                                4,669                    3,429
   Selling, shipping and advertising                              760                      838
   General and administrative                                   1,146                    1,025
   Depreciation and amortization                                  154                      164
   Non-recurring expenses                                         210                       --
                                                           ----------              -----------
                                                                6,939                    5,456
                                                           ----------              -----------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INTEREST AND OTHER ITEMS                                 575                       95
                                                           ----------              -----------

Other expense:
   Interest expense                                                79                       83
   Other-net                                                       16                       23
                                                           ----------              -----------
                                                                   95                      106
                                                           ----------              -----------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                            480                      (11)

Income tax provision (benefit)                                    183                      (13)
                                                           ----------              -----------

EARNINGS FROM CONTINUING OPERATIONS                               297                        2

Earnings from discontinued operations                              --                       --
                                                           ----------              -----------

NET EARNINGS                                               $      297              $         2
                                                           ==========              ===========

EARNINGS PER COMMON SHARE:
Basic:
  Earnings from continuing operations                      $     0.08              $        --
  Earnings from discontinued operations                            --                       --
                                                           ----------              -----------
    Net earnings                                           $     0.08              $        --
                                                           ==========              ===========

Diluted:
  Earnings from continuing operations                      $     0.08              $        --
  Earnings from discontinued operations                            --                       --
                                                           ----------              -----------
    Net earnings                                           $     0.08              $        --
                                                           ==========              ===========


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
           (in thousands of dollars, except per share data)(unaudited)


                                                           Six Months Ended June 30,
                                                     -------------------------------------
                                                         2003                      2002
                                                     -----------               -----------
NET SALES                                            $    13,352               $    11,312
                                                     -----------               -----------
Cost and expenses:
   Cost of sales                                           8,462                     6,966
   Selling, shipping and advertising                       1,549                     1,696
   General and administrative                              2,253                     2,082
   Depreciation and amortization                             318                       319
   Non-recurring expenses                                    230                        --
                                                     -----------               -----------
                                                          12,812                    11,063
                                                     -----------               -----------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INTEREST AND OTHER ITEMS                            540                       249
                                                     -----------               -----------

Other expense:
   Interest expense                                          166                       173
   Other-net                                                  28                        48
                                                     -----------               -----------
                                                             194                       221
                                                     -----------               -----------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                       346                        28

Income tax provisions                                        121                        13
                                                     -----------               -----------

EARNINGS FROM CONTINUING OPERATIONS                          225                        15

Earnings from discontinued operations                         --                       170
                                                     -----------               -----------

NET EARNINGS                                         $       225               $       185
                                                     ===========               ===========

EARNINGS PER COMMON SHARE:
Basic:
  Earnings from continuing operations                $      0.06               $        --
  Earnings from discontinued operations                       --                      0.05
                                                     -----------               -----------
    Net earnings                                     $      0.06               $      0.05
                                                     ===========               ===========

Diluted:
  Earnings from continuing operations                $      0.06               $        --
  Earnings from discontinued operations                       --                      0.05
                                                     -----------               -----------
    Net earnings                                     $      0.06               $      0.05
                                                     ===========               ===========


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
           (in thousands of dollars, except per share data)(unaudited)


                                                                Six Months Ended June 30,
                                                           ----------------------------------
                                                               2003                   2002
                                                           -----------            -----------
Cash Flows from Operating Activities:
Net earnings                                               $       225            $       185
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                                 318                    319
     Deferred income tax expenses                                   33                    107
     Increase in cash from changes in
         current assets and current liabilities                  1,121                    375
     Net change in pension-related accounts                        (15)                   (66)
     Discontinued operations                                       (29)                   241
     Other                                                          20                     11
                                                           -----------            -----------
           Net cash provided by operating activities             1,673                  1,172
                                                           -----------            -----------

Cash Flows from Investing Activities:
Net cash used in investing activities,
     capital expenditures                                         (212)                  (734)
                                                           -----------            -----------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                       --                     98
Payments of preferred dividends                                     (4)                   (71)
Payments of short-term debt                                       (928)                   (18)
Payments of long-term debt                                        (141)                  (372)
Payments of long-term lease obligations                            (16)                   (15)
Other                                                              (24)                   (24)
                                                           -----------            -----------

           Net cash used in financing activities                (1,113)                  (402)
                                                           -----------            -----------

     Net increase in cash and cash equivalents                     348                     36

     Cash and cash equivalents at beginning of period              312                    689
                                                           -----------            -----------

     Cash and cash equivalents at end of period            $       660            $       725
                                                           ===========            ===========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED JUNE 30, 2003 (UNAUDITED)
                 -----------------------------------------------

Note 1:  ACCOUNTING POLICIES

      Basis of Financial Statement Presentation - The information as of and for the three month and six month periods ended June 30, 2003 and 2002, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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


Note 2:  PER COMMON SHARE DATA

      The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                                          Quarter Ended June 30,
                                  -------------------------------------------------------------------
                                                2003                              2002
                                  -----------------------------       -------------------------------
                                                          Per                                   Per
                                                         Share                                 Share
                                  Earnings     Shares    Amount        Earnings    Shares(2)   Amount
                                  --------     ------    ------        --------    --------    ------
Net earnings. . . . . . . . . .   $    297                             $     2
Less accrued dividends on
  preferred stock . . . . . . .         (2)                                 (2)
                                  --------                             -------

  BASIC                           $    295      3,841    $ 0.08        $    --      3,809      $ 0.00

Effect of dilutive
  securities (1):
  Stock options . . . . . . . .                    --                                  --
  Cumulative convertible
   preferred stock. . . . . . .   $      2         38                  $    --         --
                                  --------      -----                  -------     ------

  DILUTED                         $    297      3,879    $ 0.08        $    --      3,809      $ 0.00
                                  ========      =====    ======        =======     ======      ======


                                                      Six Months Ended June 30,
                                  -------------------------------------------------------------------
                                                2003                              2002
                                  -----------------------------       -------------------------------
                                                          Per                                   Per
                                                         Share                                 Share
                                  Earnings     Shares    Amount        Earnings    Shares(2)   Amount
                                  --------     ------    ------        --------    --------    ------
Earnings from continuing
  Operations. . . . . . . . . .   $    225                              $    15
Less accrued dividends on
  preferred stock . . . . . . .         (4)                                  (4)
                                  --------                             --------
Continuing operations . . . . .        221      3,841    $ 0.06              11     3,809      $ 0.00
Earnings from discontinued
  operations. . . . . . . . . .         --      3,841        --             170     3,809        0.05
                                  --------               ------        --------                ------

  BASIC                           $    221      3,841    $ 0.06        $    181     3,809      $ 0.05
                                  ========     ======    ======        ========    ======      ======

Effect of dilutive
  securities (1):
  Stock options . . . . . . . .                    --                                  --
  Cumulative convertible
   preferred stock. . . . . . .   $     --         --                  $     --        --
                                  --------      -----                  --------    ------
Continuing operations . . . . .        221      3,841    $ 0.06              11     3,809      $ 0.00
Earnings from discontinued
  operations. . . . . . . . . .         --      3,841        --             170     3,809        0.05
                                  --------               ------        --------                ------

  DILUTED                         $    221      3,841    $ 0.06        $    181     3,809      $ 0.05
                                  ========     ======    ======        ========    ======      ======

   (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the six months ended June 30, 2003, and for the quarter and six months ended June 30, 2002, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings per Common Share for those periods.

   (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared March 18, 2003.


Note 3:  SHORT-TERM DEBT

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan, now expiring on June 30, 2005. The Revolving Loan of $726,000 at June 30, 2003, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At June 30, 2003, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Fleet for a Revolving Loan. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At June 30, 2003, Ronson Aviation utilized no borrowings under the Revolving Loan.


Note 4:  LONG-TERM DEBT

      In May 1999 the Company, RCPC and Fleet entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. The Mortgage Loan balance was $1,473,000 at June 30, 2003, and is payable in sixty monthly installments of $17,218, including interest, and a final installment on May 1, 2004. The Company, RCPC, and Fleet are in discussions regarding the extension of the mortgage loan.

      Ronson Aviation has two term loans payable to Fleet with balances at June 30, 2003, totaling approximately $882,000. The loans are collateralized by specific aircraft and expire on June 30, 2005.


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

      The Company is involved in a shareholder derivative action, and the Company incurred approximately $230,000 in legal costs related to the matter in the first half of 2003. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with this proceeding.

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

      Financial information by industry segment is summarized below (in thousands):

                                     Quarter Ended          Six Months Ended
                                        June 30,                June 30,
                                 --------------------      --------------------
                                  2003         2002         2003          2002
                                 -------      -------      -------      -------

Net sales:
  Consumer Products              $ 4,561      $ 3,394      $ 8,169      $ 7,118
  Aviation Services                2,953        2,157        5,183        4,194
                                 -------      -------      -------      -------

    Consolidated                 $ 7,514      $ 5,551      $13,352      $11,312
                                 =======      =======      =======      =======

Earnings (loss) from operations:
  Consumer Products              $   883      $   232      $ 1,201      $   479
  Aviation Services                  424          358          643          749
                                 -------      -------      -------      -------

  Total reportable segments        1,307          590        1,844        1,228
  Corporate and others              (522)        (495)      (1,074)        (979)
  Non-recurring expense             (210)          --         (230)          --
                                 -------      -------      -------      -------

    Consolidated                 $   575      $    95      $   540      $   249
                                 =======      =======      =======      =======

Earnings (loss) from continuing
  operations before intercompany
  charges and income taxes:
  Consumer Products              $   857      $   201      $ 1,150      $   416
  Aviation Services                  404          341          601          711
                                 -------      -------      -------      -------

  Total reportable segments        1,261          542        1,751        1,127
  Corporate and others              (571)        (553)      (1,175)      (1,099)
  Non-recurring expense             (210)          --         (230)          --
                                 -------      -------      -------      -------

    Consolidated                 $   480      $   (11)     $   346      $    28
                                 =======      =======      =======      =======


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

      Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                Quarter Ended June 30, 2003 and 2002
                                ------------------------------------
                         Foreign Currency   Minimum Pension     Accumulated
                           Translation         Liability     Other Comprehensive
                           Adjustment (1)   Adjustment (2)         Loss
                         ----------------   ---------------  -------------------
Balance at
  March 31, 2003           $      (55)        $  (2,027)        $  (2,082)

Change during second
  quarter 2003                     21                44                65
                           ----------         ---------         ---------

Balance at
  June 30, 2003            $      (34)        $  (1,983)        $  (2,017)
                           ==========         =========         =========

Balance at
  March 31, 2002           $      (71)        $  (1,500)        $  (1,571)

Change during second
  quarter 2002                     10                31                41
                           ----------         ---------         ---------

Balance at
  June 30, 2002            $      (61)        $  (1,469)        $  (1,530)
                           ==========         =========         =========


                                Six Months Ended June 30, 2003 and 2002
                                ---------------------------------------
                         Foreign Currency   Minimum Pension     Accumulated
                           Translation         Liability     Other Comprehensive
                           Adjustment (1)   Adjustment (2)         Loss
                         ----------------   ---------------  -------------------
Balance at
  December 31, 2002        $      (70)        $  (2,071)        $  (2,141)

Change during first
  half 2003                        36                88               124
                           ----------         ---------         ---------

Balance at
  June 30, 2003            $      (34)        $  (1,983)        $  (2,017)
                           ==========         =========         =========

Balance at
  December 31, 2001        $      (70)        $  (1,532)        $  (1,602)

Change during first
  half 2002                         9                63                72
                           ----------         ---------         ---------

Balance at
  June 30, 2002            $      (61)        $  (1,469)        $  (1,530)
                           ==========         =========         =========


   (1) The foreign currency translation adjustment component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $23,000 and $41,000 as of June 30, 2003 and 2002, respectively, $37,000 and $47,000 as of March 31, 2003 and 2002, respectively, and $46,000 and $47,000 as of December 31, 2002 and 2001, respectively. For the quarter and six month periods ended June 30, 2003, the change in the foreign currency translation component is presented above net of related tax provisions of $14,000 and $23,000, respectively.

   (2) The minimum pension liability component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $1,319,000 and $977,000 as of June 30, 2003 and 2002, respectively,
         $1,348,000 and $998,000 as of March 31, 2003 and 2002, respectively, and $1,377,000 and $1,019,000 as of December 31, 2002 and 2001,
         respectively. For the quarters ended June 30, 2003 and 2002, the change in the minimum pension liability component is presented above net of related tax provisions of $29,000 and $21,000, respectively, and for the six month periods ended June 30, 2003 and 2002, $58,000 and $42,000, respectively.


Note 8:  STATEMENTS OF CASH FLOWS

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):
                                                 Six Months
                                                   Ended
                                                  June 30,
                                            ------------------
                                              2003       2002
                                            --------   -------
                  Cash payments for:

                    Interest                 $   154    $  195
                    Income Taxes                  35         2

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

RESULTS OF OPERATIONS

Second Quarter 2003 Compared to Second Quarter 2002 and First Half 2003 Compared to First Half 2002.

      The Company's Net Sales increased by 35% to $7,514,000 in the second quarter of 2003 from $5,551,000 in the second quarter of 2002 and increased by 18% to $13,352,000 in the first half of 2003 from $11,312,000 in the first half of 2002.

      The Company's Earnings from Continuing Operations in the second quarter of 2003 were $297,000 compared to $2,000 in the second quarter of 2002. The Company's Earnings from Continuing Operations in the first half of 2003 increased to $225,000 from $15,000 in the first half of 2002. The Company's Earnings from Continuing Operations before Non-recurring Expenses and Income Taxes improved to $690,000 in the second quarter of 2003 from a loss of $11,000 in the second quarter of 2002 and improved to $576,000 in the first half of 2003 from $28,000 in the first half of 2002.

      The Earnings from Continuing Operations and Net Earnings for the second quarter and first half 2003 included non-recurring expenses of $210,000 and $230,000 (before income taxes), respectively, associated with litigation related to a shareholder derivative action.

      The Company's Net Earnings in the second quarter of 2003 improved to $297,000 from $2,000 in the second quarter of 2002. The Company's Net Earnings in the first half of 2003 were $225,000 as compared to $185,000 in the first half of 2002. The Net Earnings in the first half of 2002 included Earnings from Discontinued Operations of $170,000 due to income from an environmental insurance settlement.

Ronson Consumer Products
------------------------
(in thousands)
                                         Quarter Ended       Six Months Ended
                                            June 30,              June 30,
                                      ------------------    -------------------
                                        2003       2002       2003        2002
                                      -------    -------    -------     -------

       Net sales                      $ 4,561    $ 3,394    $ 8,169     $ 7,118
       Earnings from operations           883        232      1,201         479
       Earnings before income taxes
        and intercompany charges          857        201      1,150         416

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 34% in the second quarter of 2003 compared to the second quarter of 2002 and the Net Sales at Ronson Consumer Products increased by 15% in the first half of 2003 compared to the first half of 2002 primarily due to sales of the new Ronson Tech Torch to Wal-Mart which began in May 2003 and to increased sales of flame accessory products.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 55% in the second quarter of 2003 from 58% in the second quarter of 2002 and to 57% in the first half of 2003 from 59% in the first half of 2002.

These decreases in the Cost of Sales percentage in 2003 were due primarily to the increased sales, to reduced packaging costs on certain products, and to improved packaging processes in the first half of 2003.

      Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, decreased to 17% in the second quarter of 2003 and to 19% in the first half of 2003 from 25% in the second quarter and 24% in the first half of 2002 primarily due to the higher sales in 2003 and to a reduction in personnel-related costs. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in the first halves of 2003 and 2002.

Ronson Aviation
---------------
(in thousands)

                                          Quarter Ended       Six Months Ended
                                             June 30,              June 30,
                                       ------------------    -------------------
                                         2003       2002       2003        2002
                                       -------    -------    -------     -------

        Net sales                      $ 2,953    $ 2,157    $ 5,183     $ 4,194
        Earnings from operations           424        358        643         749
        Earnings before income taxes
         and intercompany charges          404        341        601         711

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 37% in the second quarter of 2003 from the second quarter of 2002 and by 24% in the first half of 2003 from the first half of 2002. These increases were primarily due to increased aircraft sales and increased sales of aircraft maintenance services.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 74% in the second quarter and first half of 2003 from 68% in the second quarter and 66% in the first half of 2002. The increases in the Cost of Sales percentage in 2003 were primarily due to the change in the mix of products sold.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, decreased to 9% in the second quarter of 2003 from 11% in the second quarter of 2002 and to 10% in the first half of 2003 from 12% in the first half of 2002 primarily due to the increased sales in 2003.

Other Items

      The General and Administrative Expenses of Corporate and Others were higher in the first half of 2003 as compared to the first half of 2002 primarily due to increased legal fees and to significantly higher pension expense as the result of increased amortization related to the lower valuation of pension assets in 2002.

      The Non-recurring Expenses in the second quarter and first half of 2003 were the legal fees incurred in 2003 as a result of the derivative action filed by a stockholder. (Refer to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

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

FINANCIAL CONDITION

      The Company's Stockholders' Equity increased to $2,778,000 at June 30, 2003, from $2,458,000 at December 31, 2002. The increase of $320,000 in
Stockholders' Equity was primarily due to the Net Earnings in the first half of 2003. The Company had a deficiency in working capital of $1,912,000 at June 30, 2003, as compared to $557,000 at December 31, 2002. The decline in working capital was primarily due to the classification from long-term debt to a current liability (due in less than one year) of the May 2004 RCPC mortgage payment of $1,402,000 and a reduction in the long-term pension obligation by $316,000, partially improved by the Net Earnings in 2003. The extension of the mortgage loan is currently being negotiated by the Company with Fleet.

      The Increase in Cash from Changes in Current Assets and Current Liabilities is higher in the first half of 2003 than in the first half of 2002 due to reduced aircraft inventory at Ronson Aviation and reduced inventory at Ronson Consumer Products at June 30, 2003, and to differences in timing of payments of accounts payable and accrued expenses.

      The cash provided by discontinued operations in the first half of 2002 was due to the sale of the Prometcor property and to the proceeds from the final insurance settlement.

      The cash used for capital expenditures was significantly lower in the first half of 2003 as compared to the first half of 2002 primarily because the first half of 2002 included Ronson Aviation's replacement of an engine on its Citation II charter aircraft at a cost of about $400,000.

      The Company's short-term debt was reduced at June 30, 2003 and payments of short-term debt were higher in the first half of 2003 from the first half of 2002 primarily due to the sale of Ronson Aviation's aircraft inventory which had been financed with short-term debt of $514,000 and to reduced inventory at Ronson Consumer Products.

      The Company's payments of long-term debt were lower in the first half of 2003 as compared to the first half of 2002 because of Ronson Aviation's first half 2002 repayment of long-term debt to Texaco Refining and Marketing, Inc.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2002, Ronson Consumer Products and Ronson Aviation had unused borrowings of about $890,000 under the lines of credit at June 30, 2003.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first half of 2003. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.


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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson,
--------------------------------------------------------------------------
Erwin M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder,
------------------------------------------------------------------
Saul H. Weisman, Carl W. Dinger III and Ronson Corporation
----------------------------------------------------------

      On March 25, 2003, a derivative lawsuit was filed against the directors of Ronson in the Superior Court of New Jersey, Chancery Division, Essex County by Steel Partners II, L.P. and Warren G. Lichtenstein. The lawsuit alleges, among other matters, breach of fiduciary duty and an absence of disinterestedness by the defendants, and use of corporate control to advance their own interests. The lawsuit seeks monetary damages on behalf of Ronson as well as equitable relief to invalidate the Company's shareholder rights agreement and certain consulting agreements, to enjoin performance of agreements with certain directors and to require the Company's President and C.E.O. to divest those shares acquired, and not to acquire additional shares while the shareholder rights agreement has been or remains in place. A special committee of two outside directors was created by the Board of Directors of the Company to investigate and evaluate the allegations made in the lawsuit. The special committee is expected to complete its investigation and report to the Board in the third quarter. The Company's directors will continue to vigorously defend these matters and take all such action as they deem appropriate.

Ronson Corporation, Louis V. Aronson II, Robert A. Aronson, Erwin M. Ganz,
--------------------------------------------------------------------------
Gerard J. Quinnan, and Justin P. Walder v. Steel Partners II, L.P., Steel
--------------------------------------------------------------------------
Partners, L.L.C., Warren G. Lichtenstein, Jack Howard, Howard M. Lorber, Ronald
-------------------------------------------------------------------------------
Hayes, Travis Bradford, et al
-----------------------------

      In June 2003, the Company and certain members of its Board of Directors filed a complaint in the United States District Court, District of New Jersey, against Steel Partners II, L.P., Steel Partners L.L.C., Warren G. Lichtenstein, and others (i) claiming that Steel Partners II, L.P., Steel Partners L.L.C., and others acting in concert with them had failed to comply with their disclosure obligations under the federal securities law, and thereby violated Section 13D of the Securities Exchange Act of 1934, as amended, (ii) seeking a declaration that the defendants have beneficial ownership in excess of twelve percent of the Company's common stock and, accordingly, are an "acquiring person" as defined in the Company's shareholder rights agreement, (iii) seeking a further declaration that defendants are an "interested stockholder" for purposes of the New Jersey Shareholders Protection Act, and, accordingly, are subject to specified prohibitions there under and (iv) seeking damages for defendants alleged tortious interference with the Company's prospective economic advantage. The plaintiffs will vigorously pursue their rights in this litigation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      (a)   Exhibits.

            31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RONSON CORPORATION



Date:  August 14, 2003                      /s/Louis V. Aronson II
                                            ---------------------------------
                                            Louis V. Aronson II, President
                                            & Chief Executive Officer

                                            (Signing as Duly Authorized
                                             Officer of the Registrant)



Date:  August 14, 2003                      /s/Daryl K. Holcomb
                                            ---------------------------------
                                            Daryl K. Holcomb, Vice President
                                            & Chief Financial Officer,
                                            Controller and Treasurer

                                            (Signing as Chief Financial
                                             Officer of the Registrant)