Form 10-Q
period 2003-09-30
RONSON CORP
filed 2003-11-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                          Commission File Number 1-1031
                                                 ------

                               RONSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                             22-0743290
-------------------------------                              ----------------
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

As of September 30, 2003, there were 3,841,071 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS:
                     SEPTEMBER 30, 2003 AND DECEMBER 31, 2002                 3

                  CONSOLIDATED STATEMENTS OF OPERATIONS:
                     QUARTER ENDED SEPTEMBER 30, 2003 AND 2002                4

                     NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002            5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS:
                     NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002            6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                            15

           ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                     18

           ITEM 4 - CONTROLS AND PROCEDURES                                  18

PART II - OTHER INFORMATION:

           ITEM 1 - LEGAL PROCEEDINGS                                        19

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         20

SIGNATURES                                                                   21

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                  September 30,     December 31,
                                                       2003             2002
                                                  -------------     ------------
                                                   (unaudited)
                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $    704         $    312
Accounts receivable, net                                1,692            1,754
Inventories:
   Finished goods                                       1,560            1,874
   Work in process                                         51              103
   Raw materials                                          657              360
                                                     --------         --------
                                                        2,268            2,337
Other current assets                                    1,103              935
Current assets of discontinued operations                 214              214
                                                     --------         --------
             TOTAL CURRENT ASSETS                       5,981            5,552
                                                     --------         --------

Property, plant and equipment, at cost:
   Land                                                     6               19
   Buildings and improvements                           4,775            4,740
   Machinery and equipment                              7,243            6,938
   Construction in progress                                49               28
                                                     --------         --------
                                                       12,073           11,725
Less accumulated depreciation and amortization          7,935            7,435
                                                     --------         --------
                                                        4,138            4,290

Other assets                                            1,633            1,848
Other assets of discontinued operations                 1,198            1,198
                                                     --------         --------
                                                     $ 12,950         $ 12,888
                                                     ========         ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                      $  1,221         $  1,654
Current portion of long-term debt and leases            1,679              317
Accounts payable                                        1,842            1,629
Accrued expenses                                        2,581            2,155
Current liabilities of discontinued operations            332              354
                                                     --------         --------
             TOTAL CURRENT LIABILITIES                  7,655            6,109
                                                     --------         --------

Long-term debt and leases                                 672            2,273
Other long-term liabilities                             1,610            2,048

STOCKHOLDERS' EQUITY:
Common stock                                            3,911            3,911
Additional paid-in capital                             29,213           29,250
Accumulated deficit                                   (26,542)         (26,965)
Accumulated other comprehensive loss                   (1,972)          (2,141)
                                                     --------         --------
                                                        4,610            4,055
Less cost of treasury shares                            1,597            1,597
                                                     --------         --------
             TOTAL STOCKHOLDERS' EQUITY                 3,013            2,458
                                                     --------         --------
                                                     $ 12,950         $ 12,888
                                                     ========         ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ----------------------------------------------------
             (in thousands of dollars, except per share data)  (unaudited)

                                                              Quarter Ended
                                                              September 30,
                                                         ----------------------
                                                           2003           2002
                                                         -------        -------

NET SALES                                                $ 6,344        $ 5,421
                                                         -------        -------

Cost and expenses:
   Cost of sales                                           3,754          3,394
   Selling, shipping and advertising                         803            847
   General and administrative                              1,101          1,015
   Depreciation and amortization                             153            179
   Non-recurring expenses, net                               143             --
                                                         -------        -------
                                                           5,954          5,435
                                                         -------        -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST AND OTHER ITEMS                            390            (14)
                                                         -------        -------

Other expense:
   Interest expense                                           72             82
   Other-net                                                 (50)            21
                                                         -------        -------
                                                              22            103
                                                         -------        -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                       368           (117)

Income tax provision (benefit)                               165            (38)
                                                         -------        -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   203            (79)

Earnings from discontinued operations                         --             --
                                                         -------        -------

NET EARNINGS (LOSS)                                      $   203        $   (79)
                                                         =======        =======

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
  Earnings (loss) from continuing operations             $  0.05        $ (0.02)
  Earnings from discontinued operations                       --             --
                                                         -------        -------
    Net earnings (loss)                                  $  0.05        $ (0.02)
                                                         =======        =======

Diluted:
  Earnings (loss) from continuing operations             $  0.05        $ (0.02)
  Earnings from discontinued operations                       --             --
                                                         -------        -------
    Net earnings (loss)                                  $  0.05        $ (0.02)
                                                         =======        =======

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ----------------------------------------------------

        (in thousands of dollars, except per share data)     (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------

NET SALES                                               $ 19,696       $ 16,733
                                                        --------       --------

Cost and expenses:
   Cost of sales                                          12,216         10,360
   Selling, shipping and advertising                       2,352          2,543
   General and administrative                              3,354          3,097
   Depreciation and amortization                             471            498
   Non-recurring expenses, net                               373             --
                                                        --------       --------
                                                          18,766         16,498
                                                        --------       --------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INTEREST AND OTHER ITEMS                            930            235
                                                        --------       --------

Other expense:
   Interest expense                                          238            255
   Other-net                                                 (22)            69
                                                        --------       --------
                                                             216            324
                                                        --------       --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                       714            (89)

Income tax provision (benefit)                               286            (25)
                                                        --------       --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   428            (64)

Earnings from discontinued operations                         --            170
                                                        --------       --------

NET EARNINGS                                            $    428       $    106
                                                        ========       ========

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
  Earnings (loss) from continuing operations            $   0.11       $  (0.02)
  Earnings from discontinued operations                       --           0.05
                                                        --------       --------
    Net earnings                                        $   0.11       $   0.03
                                                        ========       ========

Diluted:
  Earnings (loss) from continuing operations            $   0.11       $  (0.02)
  Earnings from discontinued operations                       --           0.05
                                                        --------       --------
    Net earnings                                        $   0.11       $   0.03
                                                        ========       ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------

        (in thousands of dollars, except per share data)     (unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------
                                                                2003         2002
                                                              -------      -------
Cash Flows from Operating Activities:
Net earnings                                                  $   428      $   106
Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                471          498
     Deferred income tax expenses                                 117           71
     Increase (decrease) in cash from change
         in inventories                                            69       (1,326)
     Increase in cash from changes in
         current assets and current liabilities                   368          458
     Net change in pension-related accounts                       (25)         (86)
     Discontinued operations                                      (33)         186
     Other                                                        (36)         (34)
                                                              -------      -------
           Net cash provided by (used in) operating
              activities                                        1,359         (127)
                                                              -------      -------

Cash Flows from Investing Activities:
Capital expenditures                                             (330)        (816)
Proceeds from sale of property, plant, &  equipment                76           --
                                                              -------      -------
           Net cash used in investing activities                 (254)        (816)
                                                              -------      -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                     495        1,092
Proceeds from issuance of common stock                             --           38
Payments of preferred dividends                                    (5)         (73)
Payments of short-term debt                                      (928)          --
Payments of long-term debt                                       (211)        (440)
Payments of long-term lease obligations                           (28)         (24)
Other                                                             (36)         (36)
                                                              -------      -------
           Net cash provided by (used in) financing
              activities                                         (713)         557
                                                              -------      -------

     Net increase (decrease) in cash and cash equivalents         392         (386)

     Cash and cash equivalents at beginning of period             312          689
                                                              -------      -------

     Cash and cash equivalents at end of period               $   704      $   303
                                                              =======      =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
      --------------------------------------------------------------------

Note 1: ACCOUNTING POLICIES
        -------------------

      Basis of Financial Statement Presentation - The information as of and for the three month and nine month periods ended September 30, 2003 and 2002, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2: PER COMMON SHARE DATA
        ---------------------

      The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                                            Quarter Ended September 30,
                                     --------------------------------------------------------------------------
                                                   2003                                    2002
                                     ----------------------------------      ----------------------------------
                                                                 Per                                     Per
                                                                Share        Earnings                   Share
                                     Earnings     Shares        Amount        (Loss)     Shares(2)      Amount
                                     --------     ------        ------        ------     ---------      ------
Net earnings (loss) ...........       $ 203                                   $ (79)
Less accrued dividends on
  preferred stock .............          (2)                                     (2)
                                      -----                                   -----

  BASIC .......................       $ 201        3,841       $   0.05       $ (81)       3,815       $  (0.02)
                                                               ========                                ========

Effect of dilutive
  securities (1):
  Stock options ...............                       55                                      --
  Cumulative convertible
   preferred stock ............       $   2           38                      $  --           --
                                      -----        -----                      -----        -----

  DILUTED .....................       $ 203        3,934       $   0.05       $  81        3,815       $  (0.02)
                                      =====        =====       ========       =====        =====       ========

                                                          Nine Months Ended September 30,
                                     --------------------------------------------------------------------------
                                                   2003                                    2002
                                     ----------------------------------      ----------------------------------
                                                                 Per                                     Per
                                                                Share        Earnings                   Share
                                     Earnings     Shares        Amount        (Loss)     Shares(2)      Amount
                                     --------     ------        ------        ------     ---------      ------
Earnings (loss) from
  continuing operations .......       $ 428                                   $ (64)
Less accrued dividends on
  preferred stock .............          (5)                                     (5)
                                      -----                                   -----
Continuing operations .........         423        3,841       $   0.11         (69)       3,811       $  (0.02)
Earnings from discontinued
  operations ..................          --        3,841             --         170        3,811           0.05
                                      -----                    --------       -----                    --------

  BASIC .......................       $ 423        3,841       $   0.11       $ 101        3,811       $   0.03
                                      =====        =====       ========       =====        =====       ========

Effect of dilutive
  securities (1):
  Stock options ...............                       26                                      --
  Cumulative convertible
   preferred stock ............       $   5           38                      $  --           --
                                      -----        -----                      -----        -----
Continuing operations .........         428        3,905       $   0.11         (69)       3,811       $  (0.02)
Earnings from discontinued
  operations ..................          --        3,905             --         170        3,811           0.05
                                      -----                    --------       -----                    --------

  DILUTED .....................       $ 428        3,905       $   0.11       $ 101        3,811       $   0.03
                                      =====        =====       ========       =====        =====       ========

      (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the quarter and nine months ended September 30, 2002, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings per Common Share for those periods.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared March 18, 2003.

Note 3: SHORT-TERM DEBT
        ---------------

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan, now expiring on June 30, 2005. The Revolving Loan of $726,000 at September 30, 2003, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At September 30, 2003, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Fleet for a Revolving Loan. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At September 30, 2003, Ronson Aviation utilized no borrowings under the Revolving Loan.

      At September 30, 2003, Ronson Aviation had a note payable of $495,000 due to Raytheon Aircraft Credit Corp. The note is collateralized by a specific aircraft and is to be repaid from the proceeds from the sale of the aircraft.

Note 4: LONG-TERM DEBT
        --------------

     In May 1999 the Company, RCPC and Fleet entered into an agreement, in the original amount of $1,760,000, which refinanced the existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. The Mortgage Loan balance was $1,452,000 at September 30, 2003, and is payable in monthly installments of $17,218, including interest, and a final installment on May 1, 2004. The extension of the Mortgage Loan for five years from the date of closing is expected in the fourth quater of 2003.

      Ronson Aviation has two term loans payable to Fleet with balances at September 30, 2003, totaling approximately $834,000. The loans are collateralized by specific aircraft and expire on September 30, 2005.

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

      The Company is involved in a shareholder derivative action, and the Company incurred approximately $143,000 and $373,000 in net legal costs related to the matter in the third quarter and nine months of 2003, respectively. These costs were net of the associated insurance reimbursements of about $245,000 in the periods. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with this proceeding.

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

      Financial information by industry segment is summarized below (in thousands):

                                       Quarter Ended         Nine Months Ended
                                       September 30,           September 30,
                                     ------------------    --------------------
                                       2003       2002       2003        2002
                                     -------    -------    --------    --------

Net sales:
  Consumer Products                  $ 4,147    $ 3,458    $ 12,316    $ 10,576
  Aviation Services                    2,197      1,963       7,380       6,157
                                     -------    -------    --------    --------

    Consolidated                     $ 6,344    $ 5,421    $ 19,696    $ 16,733
                                     =======    =======    ========    ========

Earnings (loss) from operations:
  Consumer Products                  $   761    $   200    $  1,962    $    679
  Aviation Services                      301        288         944       1,037
                                     -------    -------    --------    --------

  Total reportable segments            1,062        488       2,906       1,716
  Corporate and others                  (529)      (502)     (1,603)     (1,481)
  Non-recurring expense                 (143)        --        (373)         --
                                     -------    -------    --------    --------

    Consolidated                     $   390    $   (14)   $    930    $    235
                                     =======    =======    ========    ========

Earnings (loss) from continuing
  operations before intercompany
  charges and income taxes:

  Consumer Products                  $   740    $   171    $  1,890    $    587
  Aviation Services                      287        273         888         984
                                     -------    -------    --------    --------

  Total reportable segments            1,027        444       2,778       1,571
  Corporate and others                  (516)      (561)     (1,691)     (1,660)
  Non-recurring expense                 (143)        --        (373)         --
                                     -------    -------    --------    --------

    Consolidated                     $   368    $  (117)   $    714    $    (89)
                                     =======    =======    ========    ========

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

      Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                       Quarter Ended September 30, 2003 and 2002
                                       -----------------------------------------
                             Foreign Currency      Minimum Pension           Accumulated
                               Translation            Liability         Other Comprehensive
                              Adjustment (1)        Adjustment (2)              Loss
                             ----------------      ---------------      -------------------
Balance at
  June 30, 2003                    $(34)               $(1,983)               $(2,017)

Change during third
  quarter 2003                        2                     43                     45
                                   ----                -------                -------

Balance at
  September 30, 2003               $(32)               $(1,940)               $(1,972)
                                   ====                =======                =======

Balance at
  June 30, 2002                    $(61)               $(1,469)               $(1,530)

Change during third
  quarter 2002                      (12)                    31                     19
                                   ----                -------                -------

Balance at
  September 30, 2002               $(73)               $(1,438)               $(1,511)
                                   ====                =======                =======

                                     Nine Months Ended September 30, 2003 and 2002
                                     ---------------------------------------------
                             Foreign Currency      Minimum Pension           Accumulated
                               Translation            Liability         Other Comprehensive
                              Adjustment (1)        Adjustment (2)              Loss
                             ----------------      ---------------      -------------------
Balance at
  December 31, 2002                $(70)               $(2,071)               $(2,141)

Change during nine
  months 2003                        38                    131                    169
                                   ----                -------                -------

Balance at
  September 30, 2003               $(32)               $(1,940)               $(1,972)
                                   ====                =======                =======

Balance at
  December 31, 2001                $(70)               $(1,532)               $(1,602)

Change during nine
  months 2002                        (3)                    94                     91
                                   ----                -------                -------

Balance at
  September 30, 2002               $(73)               $(1,438)               $(1,511)
                                   ====                =======                =======

      (1) The foreign currency translation adjustment component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $21,000 and $48,000 as of September 30, 2003 and 2002, respectively, $23,000 and $41,000 as of June 30, 2003 and 2002,
            respectively, and $46,000 and $47,000 as of December 31, 2002 and 2001, respectively. For the quarter and nine month periods ended September 30, 2003, the change in the foreign currency translation component is presented above net of related tax provisions of $2,000 and $25,000, respectively.

      (2) The minimum pension liability component of Accumulated Other Comprehensive Loss is presented above net of related tax benefits of $1,290,000 and $956,000 as of September 30, 2003 and 2002,
            respectively, $1,319,000 and $977,000 as of June 30, 2003 and 2002,
            respectively, and $1,377,000 and $1,019,000 as of December 31, 2002 and 2001, respectively. For the quarters ended September 30, 2003 and 2002, the change in the minimum pension liability component is presented above net of related tax provisions of $29,000 and $21,000, respectively, and for the nine month periods ended September 30, 2003 and 2002, $87,000 and $63,000, respectively.

Note 8: STATEMENTS OF CASH FLOWS
        ------------------------

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                               Nine Months Ended
                                                 September 30,
                                               -----------------
                                                2003      2002
                                                ----      ----

                        Cash payments for:

                          Interest              $218      $286
                          Income Taxes            35         2

Note 9: STOCK OPTIONS
        -------------

      Effective January 1, 2003, the Company adopted the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" on a prospective basis. Awards are granted under the Company's two stock option plans. No options have been granted in the nine months ended September 30, 2003. The cost related to stock based compensation included in net loss for the three and nine month periods ended September 30, 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

      The following table illustrates the effect on results of operations and earnings (loss) per share if the fair value based method had been applied to all outstanding awards in each period (in thousands, except per share data):

                                                              Quarter Ended
                                                              September 30,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------

Earnings (loss) from continuing operations
 less accrued dividends on preferred stock,
 as reported                                             $    201      $    (81)
  Deduct: Total stock-based compensation
    expense determined under fair value
    based method for all awards granted,
    modified or settled during each period,
    net of related tax effects                                 --           (27)
                                                         --------      --------
Pro forma earnings (loss) from continuing
 operations                                              $    201      $   (108)
                                                         ========      ========
Earnings (loss), basic as reported                       $    .05      $   (.02)
 Basic, pro forma                                             .05          (.03)
 Diluted, as reported                                         .05          (.02)
 Diluted, pro forma                                           .05          (.03)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------

Earnings (loss) from continuing operations
 less accrued dividends on preferred stock,
 as reported                                             $    423      $    (69)
  Deduct: Total stock-based compensation
    expense determined under fair value
    based method for all awards granted,
    modified or settled during each period,
    net of related tax effects                                 --           (27)
                                                         --------      --------
Pro forma earnings (loss) from continuing
 operations                                              $    423      $    (96)
                                                         ========      ========
Earnings (loss), basic as reported                       $    .11      $   (.02)
 Basic, pro forma                                             .11          (.03)
 Diluted, as reported                                         .11          (.02)
 Diluted, pro forma                                           .11          (.03)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

RESULTS OF OPERATIONS
---------------------

Third Quarter 2003 Compared to Third Quarter 2002 and Nine Months 2003 Compared to Nine Months 2002.

      The Company's Net Sales increased by 17% to $6,344,000 in the third quarter of 2003 from $5,421,000 in the third quarter of 2002 and increased by 18% to $19,696,000 in the nine months of 2003 from $16,733,000 in the nine months of 2002.

      The Company's Earnings from Continuing Operations in the third quarter of 2003 were $203,000 compared to a loss of $79,000 in the third quarter of 2002. The Company's Earnings from Continuing Operations in the nine months of 2003 increased to $428,000 from a loss of $64,000 in the nine months of 2002.

      The Company's Earnings from Continuing Operations before Non-recurring Expenses and Income Taxes improved to $511,000 in the third quarter of 2003 from a loss of $117,000 in the third quarter of 2002 and improved to $1,087,000 in the nine months of 2003 from a loss of $89,000 in the nine months of 2002.

      The Earnings from Continuing Operations and Net Earnings for the third quarter and nine months of 2003 included non-recurring expenses of $143,000 and $373,000 (before income taxes), respectively, associated with litigation related to a shareholder derivative action. These non-recurring expenses are presented net of the associated insurance reimbursements of about $245,000 in the periods. In the nine months of 2003, prior to the insurance reimbursements, the non-recurring costs totaled $618,000.

      The Company's Net Earnings in the third quarter of 2003 improved to $203,000 from a loss of $79,000 in the third quarter of 2002. The Company's Net Earnings in the nine months of 2003 were $428,000 as compared to $106,000 in the nine months of 2002. The Net Earnings in the nine months of 2002 included Earnings from Discontinued Operations of $170,000 due to income from an environmental insurance settlement.

Ronson Consumer Products
------------------------
(in thousands)

                                         Quarter Ended        Nine Months Ended
                                         September 30,          September 30,
                                       -----------------     -------------------
                                        2003       2002        2003        2002
                                        ----       ----        ----        ----

      Net sales                        $4,147     $3,458     $12,316     $10,576
      Earnings from operations            761        200       1,962         679
      Earnings before income taxes
       and intercompany charges           740        171       1,890         587

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 20% in the third quarter of 2003 compared to the third quarter of 2002, and the Net Sales at Ronson Consumer Products increased by 16% in the nine months of 2003 compared to the nine months of 2002 primarily due to sales of the new Ronson

Tech Torch to Wal-Mart which began in May 2003 and to increased sales of flame accessory products.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 53% in the third quarter of 2003 from 59% in the third quarter of 2002 and to 55% in the nine months of 2003 from 59% in the nine months of 2002. These decreases in the Cost of Sales percentage in 2003 were due primarily to the increased sales, to reduced packaging costs on certain products, and to improved packaging processes in the nine months of 2003.

      Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, decreased to 19% in the third quarter and nine months of 2003 from 24% in the third quarter and nine months of 2002 primarily due to the higher sales in 2003 and to a reduction in personnel-related costs. General and Administrative Expenses, as a percentage of Net Sales, were reduced to 8% in the nine months of 2003 from 9% in the nine months of 2002, primarily due to the higher Net Sales in 2003.

Ronson Aviation
---------------
(in thousands)

                                         Quarter Ended       Nine Months Ended
                                         September 30,          September 30,
                                       -----------------     -----------------
                                        2003       2002       2003       2002
                                        ----       ----       ----       ----

      Net sales                        $2,197     $1,963     $7,380     $6,157
      Earnings from operations            301        288        944      1,037
      Earnings before income taxes
       and intercompany charges           287        273        888        984

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 12% in the third quarter of 2003 from the third quarter of 2002 and by 20% in the nine months of 2003 from the nine months of 2002. The increase in the third quarter of 2003 was primarily due to increased aircraft fuel sales and increased sales of aircraft maintenance services, and the increase in the nine months of 2003 was primarily due to increased aircraft sales and increased sales of aircraft maintenance services.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 71% in the third quarter and 73% in the nine months of 2003 from 69% in the third quarter and 67% in the nine months of 2002. The increases in the Cost of Sales percentage in 2003 were primarily due to the change in the mix of products sold as the result of increased aircraft sales and reduced sales of charter services in the periods in 2003.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 11% in the third quarter of 2003 from 10% in the third quarter of 2002 and decreased to 10% in the nine months of 2003 from 11% in the nine months of 2002. This decrease in the nine months of 2003 was primarily due to the increased Net Sales in 2003.

Other Items
-----------

      The General and Administrative Expenses of Corporate and Others were higher in the nine months of 2003 as compared to the nine months of 2002 primarily due to increased legal fees and to significantly higher pension expense as the result of increased amortization related to the lower valuation of pension assets in 2002.

      The Non-recurring Expenses in the third quarter and nine months of 2003 were the legal fees incurred in 2003 as a result of the derivative action filed by a stockholder. These non-recurring expenses were net of the associated insurance reimbursements of about $245,000 in the periods. In the nine months of 2003, prior to the insurance reimbursements, the non-recurring costs totaled $618,000.

      In the third quarter and nine months of 2003, Other-Net included a gain of $63,000 from the sale of vacant land at Delaware Water Gap, PA.

Discontinued Operations
-----------------------

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

FINANCIAL CONDITION

     The Company's Stockholders' Equity increased to $3,013,000 at September 30, 2003, from $2,458,000 at December 31, 2002. The increase of $555,000 in
Stockholders' Equity was primarily due to the Net Earnings in the nine months of 2003. The Company had a deficiency in working capital of $1,674,000 at September 30, 2003, as compared to $557,000 at December 31, 2002. The decline in working capital was primarily due to the classification from long-term debt (due in more than one year) to a current liability (due in less than one year) of the May 2004 RCPC mortgage payment of $1,402,000 and a reduction in the long-term pension obligation by $424,000, partially improved by the Net Earnings in 2003. The extension of the Mortgage Loan for five years from the date of closing is expected in the fourth quater of 2003.

      The Decrease in Cash from Changes in Inventory in the nine months of 2002 was primarily due to increased aircraft inventory at Ronson Aviation at September 30, 2002.

      The cash provided by discontinued operations in the nine months of 2002 was due to the sale of the Prometcor property and to the proceeds from the final insurance settlement.

      The cash used for capital expenditures was significantly lower in the nine months of 2003 as compared to the nine months of 2002 primarily because the nine months of 2002 included Ronson Aviation's replacement of an engine on its Citation II charter aircraft at a cost of about $400,000.

      The Company's short-term debt was reduced at September 30, 2003 and payments of short-term debt were higher in the nine months of 2003 from the nine months of 2002 primarily due to the sale of Ronson Aviation's aircraft inventory which had been financed with short-term debt and to reduced inventory at Ronson Consumer Products.

      The Company's payments of long-term debt were lower in the nine months of 2003 as compared to the nine months of 2002 because of Ronson Aviation's nine months 2002 repayment of long-term debt to Texaco Refining and Marketing, Inc.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at September 30, 2003, Ronson Consumer Products and Ronson Aviation had unused borrowings of about $948,000 under the lines of credit at September 30, 2003.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         -----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the nine months of 2003. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

ITEM 4 - CONTROLS AND PROCEDURES
         -----------------------

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after the evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-4(c) and 15-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that, as of that date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson, Erwin
M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, Saul H. Weisman, Carl W. Dinger III and Ronson Corporation

      On March 25, 2003, a derivative lawsuit was filed against the directors of Ronson in the Superior Court of New Jersey, Chancery Division, Essex County by Steel Partners II, L.P. and Warren G. Lichtenstein. The lawsuit alleges, among other matters, breach of fiduciary duty and an absence of disinterestedness by the defendants, and use of corporate control to advance their own interests. The lawsuit seeks monetary damages on behalf of Ronson as well as equitable relief to invalidate the Company's shareholder rights agreement and certain consulting agreements, to enjoin performance of agreements with certain directors and to require the Company's President and C.E.O. to divest those shares acquired, and not to acquire additional shares while the shareholder rights agreement has been or remains in place. A special committee of two outside directors was created by the Board of Directors of the Company to investigate and evaluate the allegations made in the lawsuit. The committee concluded that none of the directors breached any fiduciary duty owed to the Company or its shareholders, that it is not in the best interests of the Company or its shareholders to continue legal action against the directors on any of the claims asserted in the derivative complaint and that the Company seek to dismiss the derivative action. The Company's directors have vigorously denied the claims and have moved to have the complaint dismissed. That motion to dismiss is now pending.

Ronson Corporation, Louis V. Aronson II, Robert A. Aronson, Erwin M. Ganz, Gerard J. Quinnan, and Justin P. Walder v. Steel Partners II, L.P., Steel Partners, L.L.C., Warren G. Lichtenstein, Jack Howard, Howard M. Lorber, Ronald Hayes, Travis Bradford, et al

      In June 2003, the Company and certain members of its Board of Directors filed a complaint in the United States District Court, District of New Jersey, against Steel Partners II, L.P., Steel Partners L.L.C., Warren G. Lichtenstein, and others (i) claiming that Steel Partners II, L.P., Steel Partners L.L.C., and others acting in concert with them had failed to comply with their disclosure obligations under the federal securities law, and thereby violated Section 13D of the Securities Exchange Act of 1934, as amended, (ii) seeking a declaration that the defendants have beneficial ownership in excess of twelve percent of the Company's common stock and, accordingly, are an "acquiring person" as defined in the Company's shareholder rights agreement, (iii) seeking a further declaration that defendants are an "interested stockholder" for purposes of the New Jersey

Shareholders Protection Act, and, accordingly, are subject to specified prohibitions there under and (iv) seeking damages for defendants alleged tortious interference with the Company's prospective economic advantage. Several of the named defendants have moved to dismiss the complaint, which motion is now pending. The plaintiffs will vigorously pursue their rights in this litigation.

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

      (b) Reports on Form 8-K.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated July 15, 2003, in response to Item 9 of such report. The following financial statements were included in this report:

            Consolidated Balance Sheets
               June 30, 2003 and December 31, 2002

            Consolidated Statements of Operations
               Quarter Ended June 30, 2003 and 2002
               Six Months Ended June 30, 2003 and 2002

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated July 28, 2003, in response to Item 9 of such report. No financial statements or pro forma financial information were included in this report.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated September 12, 2003, in response to Item 9 of such report. No financial statements or pro forma financial information were included in this report.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated September 24, 2003, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RONSON CORPORATION


Date: November 14, 2003                 /s/ Louis V. Aronson II
                                        ----------------------------------
                                        Louis V. Aronson II, President
                                        & Chief Executive Officer

                                        (Signing as Duly Authorized
                                        Officer of the Registrant)


Date: November 14, 2003                 /s/ Daryl K. Holcomb
                                        ----------------------------------
                                        Daryl K. Holcomb, Vice President
                                        & Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                        Officer of the Registrant)