Form 10-K
period 2003-12-31
RONSON CORP
filed 2004-03-30
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________ .

                           Commission File No. 1-1031

                               RONSON CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

       NEW JERSEY                                         22-0743290
       ----------                                         ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.                             08875
-------------------------------------------                             -----
  (Address of principal executive office)                             (Zip Code)

           Registrant's telephone number:                         (732) 469-8300
                                                                  --------------
           Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered
          -------------------                   ---------------------
        Common Stock par value                  Nasdaq SmallCap Market
           $1.00 per share

        12% Cumulative Convertible         Over-the-Counter Bulletin Board
           Preferred Stock no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $2,327,000 as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity.

As of March 19, 2004, there were 4,055,223 shares of the registrant's common stock outstanding, adjusted to reflect a 5% common stock dividend declared on February 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part I.

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

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
Part I

Item 1.    Business.                                                             4

     2.    Properties.                                                           7

     3.    Legal Proceedings.                                                    8

     4.    Submission of Matters to a Vote of Security Holders.                  9

Part II

Item 5.    Market for the Company's Common Stock, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities.                  10

     6.    Selected Financial Data.                                             11

     7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                               11

     7A.   Quantitative and Qualitative Disclosures about Market Risk.          19

     8.    Financial Statements and Supplementary Data.                         23

     9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.                                                23

     9A.   Controls and Procedures.                                             23

Part III

Item 10.   Directors and Executive Officers of the Registrant.                  24

     11.   Executive Compensation.                                              26

     12.   Security Ownership of Certain Beneficial Owners and  Management
           and Related Stockholder Matters.                                     31

     13.   Certain Relationships and Related Transactions.                      33

     14.   Principal Accountant Fees and Services.                              34

Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.     34

Signatures.                                                                     38

Financial Statements.                                                           39

                                     PART I

Item 1 - DESCRIPTION OF BUSINESS

(a)  General Development of Business.

          The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928.

          The Company is engaged principally in the following businesses:

               1.   Consumer Products; and

               2. Aviation-Fixed Wing Operations and Services and Helicopter Services.

          The Company's common shares are listed on the Nasdaq SmallCap Market, and the Company's preferred shares are listed on the NASD Over-the-Counter ("OTC") Bulletin Board. The Company's common shares are quoted under the symbol RONC and its preferred shares are quoted under the symbol RONCP. On February 12, 2004, the Company's Board of Directors approved the redemption of the preferred stock to be completed in the first half of 2004 (refer to Note 9 of Notes to Consolidated Financial Statements).

(b)  Financial Information about Segments.

     Refer to Note 12 of the Notes to Consolidated Financial Statements below.

(c)  Narrative Description of Business.

     (1)  Consumer Products

          The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", and a spot remover under the product tradename "Kleenol". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. The consumer products segment has a greater than 10% customer, which is a distributor, supplying Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on this distributor because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to this distributor in 2003 and 2002 accounted for 16% of Consolidated Net Sales of the Company and 25% and 26%, respectively, of Net Sales of the segment.

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

          Ronson Consumer Products also distributes six lighter and torch products - the "RONII" refillable butane lighter; the Ronson "WINDII" liquid fuel windproof lighter; the Ronson "AmeroFlame Ignitor", used for lighting fireplaces, barbecues, camping stoves and candles; the "EURO LITE" and "AMERO LITE" blue point flame butane lighters, excellent for pipes and cigars; and the "Tech Torch", used for craft and hobby work, cooking specialties, and soldering. The lighter products are marketed in the United States and Canada. In addition, Ronson Consumer Products expects to introduce a new lighter, the "COMET", and a new torch, the "AERO TORCH", in the first half of 2004.

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

          In 1997 Ronson Consumer Products introduced the Ronson WINDII windproof lighter in the United States and Canada. The WINDII uses Ronson flints, Ronsonol lighter fuel and Ronson wicks. The WINDII faces strong competition from another nationally distributed brand and from unbranded imports. The Ronson WINDII lighter is manufactured in China in accordance with the engineering and quality specifications of the Company. The Company has the exclusive right to market this product in the United States, Canada and Mexico, and does so through its established distribution channels.

          In late 2002 the Company introduced a new refillable ignitor called the Ronson AmeroFlame Ignitor. The AmeroFlame Ignitor is manufactured in China, in accordance with the Company's engineering and quality specifications. It has a patented child resistant/adult friendly mechanism. It is sold as a single ignitor or in kit form with a 26 gram Ronson Multi-Fill Butane. The AmeroFlame Ignitor faces strong competition from imported disposable and refillable ignitors.

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

          In 2003 Ronson Consumer Products introduced the new EURO LITE and AMERO LITE blue point flame butane lighters, in both the United States and Canada. The EURO LITE and AMERO LITE use Ronson Multi-Fill butane fuel injectors and are manufactured in China in accordance with the Company's engineering and quality specifications. The EURO LITE and AMERO LITE face strong competition from other nationally distributed brands and unbranded imports.

          In the second quarter of 2004, the Company expects to begin distribution of the COMET, a new high quality, low cost refillable butane lighter with electronic ignition, adjustable flame and child-resistance feature. The COMET uses Ronson Multi-Fill butane fuel injectors and is manufactured in China in accordance with the Company's engineering and quality specifications. The COMET will be priced competitively with leading brand name disposable lighters, but has strong competition from several other brands of disposable lighters as well as much lower priced unbranded imports from China and other Far Eastern countries.

          Also in 2004, the Company expects to introduce the new AERO TORCH, a torch with a larger flame for greater heat output. The new AERO TORCH is manufactured in Taiwan for the Company in accordance with the Company's engineering and quality specifications. The AERO TORCH faces competition from other nationally distributed brands of torches, but the Company believes the AERO TORCH is a unique product in the marketplace.

     (2)  Aviation - Fixed Wing Operations and Services and Helicopter Services

          Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include air charter, air cargo, cargo handling, avionics, management aviation services, new and used aircraft sales, aircraft repairs, aircraft fueling, storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Description of Properties, (4) Trenton, New Jersey). In its passenger and cargo services, Ronson Aviation operates a Citation II Jet airplane in charter operations. Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Raytheon Aircraft and Parts Sales and Service Center and a Cessna Aircraft service station.

          At December 31, 2003, Ronson Aviation had orders to purchase two new aircraft from Raytheon Aircraft Corporation, both of which are for resale. The total sales value of these aircraft is approximately $1,500,000. The orders are subject to cancellation by Ronson Aviation.

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

          In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its facilities, Prometcor, Inc. ("Prometcor") located in Newark, New Jersey, and to comply with all applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its environmental compliance activities at its Newark facility. As the result of sampling and the evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and 1997, areas of contamination in the groundwater below a section of the property were identified. The sampling and delineation have been undertaken and will continue in this area of the property. The Company's plan related to the groundwater issue has not yet been approved by the NJDEP. Long-term monitoring of groundwater may be required. The extent of the remaining costs associated with groundwater is not determinable until testing and remediation have been completed and accepted by the NJDEP.

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

RESEARCH ACTIVITIES

          The Company's consumer products segment expensed approximately $339,000, $348,000, and $227,000 during the fiscal years ended December 31, 2003, 2002 and 2001, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

NUMBER OF EMPLOYEES

          As of December 31, 2003, the Company and its subsidiaries employed a total of 107 persons.

CUSTOMER DEPENDENCE

          See above under "Consumer Products".

SALES AND REVENUES

          The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                                                  Consumer   Aviation Operations
                                                  Products       and Services
                                                  --------   -------------------
2003                                                 63%             37%
2002                                                 60%             40%
2001                                                 55%             45%

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

          The facilities in Woodbridge and South Brunswick, New Jersey, and Canada comprise the consumer products segment. The Trenton, New Jersey, facilities are used by the aviation services segment.

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

          (2)  South Brunswick, New Jersey

          One small facility for shipping and storage of finished goods. In March 2004 RCPC began to occupy this facility which is subject to a lease expiring in March 2013, with two additional three-year options.

          (3) Somerset, New Jersey

          One small facility for executive and consumer products offices. This facility is subject to a lease which expires in June 2006. The facility is constructed of metal, cinder block and cement.

          (4) Trenton, New Jersey

          (a) One medium facility for fixed wing operations and services and helicopter services, sales and office space leased to others. This building is owned and is constructed of steel and concrete. The land on which this building is located is leased under a leasehold with six five-year terms automatically renewed, with the last five-year term expiring in November 2007. The lease may be extended for five additional five-year terms through November 2032, provided that during the five-year term ending November 2007, Ronson Aviation invests $1,500,000 in capital improvements. In March 2004 Ronson Aviation announced plans for the expansion of its facilities more than sufficient to extend the lease for five additional five-year terms.

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

Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson, Erwin
-------------------------------------------------------------------------------
M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, Saul H. Weisman,
-----------------------------------------------------------------------------
Carl W. Dinger III and Ronson Corporation
-----------------------------------------

On March 25, 2003, a derivative lawsuit was filed against the directors of Ronson in the Superior Court of New Jersey, Chancery Division, Essex County by Steel Partners II, L.P. and Warren G. Lichtenstein. The lawsuit alleges, among other matters, breach of fiduciary duty and an absence of disinterestedness by the defendants, and use of corporate control to advance their own interests. The lawsuit seeks monetary damages on behalf of Ronson as well as equitable relief to invalidate the Company's shareholder rights agreement and certain consulting agreements, to enjoin performance of agreements with certain directors and to require the Company's President and C.E.O. to divest those shares acquired, and not to acquire additional shares while the shareholder rights agreement has been or remains in place. A special committee of two outside directors was created by the Board of Directors of the Company to investigate and evaluate the allegations made in the lawsuit. The committee concluded that none of the directors breached any fiduciary duty owed to the Company or its shareholders, that it is not in the best interests of the Company or its shareholders to continue legal action against the directors on any of the claims asserted in the derivative complaint and that the Company seek to dismiss the derivative action. The Company's directors have vigorously denied the claims and have moved to have the complaint dismissed. That motion to dismiss was denied in February 2004. The Company's directors will continue to contest and to vigorously defend against the claims.

Ronson Corporation, Louis V. Aronson II, Robert A. Aronson, Erwin M. Ganz,
--------------------------------------------------------------------------
Gerard J. Quinnan, and Justin P. Walder v. Steel Partners II, L.P., Steel
-------------------------------------------------------------------------
Partners, L.L.C., Warren G. Lichtenstein, Jack Howard, Howard M. Lorber, Ronald
-------------------------------------------------------------------------------
Hayes, Travis Bradford, et al
--------------------------------------------------------------------------

In June 2003 the Company and certain members of its Board of Directors filed a complaint in the United States District Court, District of New Jersey, against Steel Partners II, L.P., Steel Partners L.L.C., Warren G. Lichtenstein, and others (i) claiming that Steel Partners II, L.P., Steel Partners L.L.C., and others acting in concert with them had failed to comply with their disclosure obligations under the federal securities law, and thereby violated Section 13D of the Securities Exchange Act of 1934, as amended, (ii) seeking a declaration that the defendants have beneficial ownership in excess of twelve percent of the Company's common stock and, accordingly, are an "acquiring person" as defined in the Company's shareholder rights agreement, (iii) seeking a further declaration that defendants are an "interested stockholder" for purposes of the New Jersey Shareholders Protection Act, and, accordingly, are subject to specified prohibitions there under and (iv) seeking damages for defendants alleged tortious interference with the Company's prospective economic advantage. Several of the named defendants have moved to dismiss the complaint, which motion was granted in December 2003 on the basis of the Court's conclusion that plaintiff's federal securities claims were "time-barred" by the statute of limitations, and the Court declined to exercise jurisdiction over the plaintiffs' state law claims. The merits of the complaint were not considered by the Court. The Company has announced its intent to appeal the decision, and the plaintiffs will vigorously pursue their rights in this litigation.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on December 3, 2003, the matters set forth in the Company's 2003 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

          (b) Messrs. Gerard J. Quinnan and Saul H. Weisman were elected as Class I directors for three-year terms by 88.7% or more of the votes cast at the Meeting.

          (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2003 was ratified by 88.9% of the votes cast at the Meeting.

     The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

1. ELECTION OF DIRECTORS

   Class I (terms expire at 2006 Annual Meeting of Stockholders):

                                                 FOR        %    WITHHOLD     %
                                              ---------   ----   --------   ----
Gerard J. Quinnan                             3,151,011   88.7    402,588   11.3

Saul H. Weisman                               3,151,230   88.7    402,369   11.3

2. To ratify the appointment of DEMETRIUS & COMPANY, L.L.C., as independent auditors for the year 2003.

   FOR        %    AGAINST     %    ABSTAIN    %
---------   ----   -------   ----   -------   ---
3,159,773   88.9   388,993   10.9    4,833    0.1

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

2003
--------------------------------------------------------------------------------
Quarter                                             1st     2nd     3rd     4th
--------------------------------------------------------------------------------
High Bid                                           $0.98   $1.12   $2.75   $3.05
Low Bid                                            $0.82   $0.68   $1.00   $1.85

2002
--------------------------------------------------------------------------------
Quarter                                             1st     2nd     3rd     4th
--------------------------------------------------------------------------------
High Bid                                           $1.51   $1.28   $1.36   $0.99
Low Bid                                            $1.13   $1.00   $0.90   $0.82

          b) At March 19, 2004, there were 2,310 stockholders of record of the Company's common stock.

          c) No cash dividends were declared or paid on the Company's common stock in the two years ended December 31, 2003. On February 12, 2004, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock. On March 18, 2003, the Company's Board of Directors had also previously declared a 5% stock dividend on the Company's outstanding common stock. Information regarding the number of shares and per share amounts has been retroactively adjusted to reflect the stock dividends.

          d) See Item 12 below for information as to securities authorized for issuance under equity compensation plans.

Item 6 - SELECTED FINANCIAL DATA

          The information required by this item is filed with this report on page 40 and is incorporated herein by reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2003 Compared to 2002

          The Company's Net Earnings in the year 2003 were $703,000 as compared to $212,000 in the year 2002, an increase of over 200%. The Net Earnings in the year 2002 included Earnings from Discontinued Operations of $170,000 due to income from an environmental insurance settlement.

          The Company's Net Sales were $26,740,000 in the year 2003 as compared to $23,601,000 in the year 2002, an increase of 13%.

          The Company's Earnings from Continuing Operations in the year 2003 increased to $703,000 from $42,000 in the year 2002. The Company's Operating Earnings (Earnings from Continuing Operations before Non-recurring Expenses, Interest, Other Items, and Income Taxes) more than tripled for the year 2003 to $1,921,000 from $599,000 in the year 2002.

          The Company's Earnings from Continuing Operations before Other Charges, Expenses and Income Taxes increased to $1,611,000 in the year 2003 from $112,000 in the year 2002. Earnings from Continuing Operations for the year 2003 included expenses of $460,000 (before income taxes) due to litigation costs related to a shareholder derivative action, net of the associated insurance reimbursements of about $302,000 in the year 2003. In 2003, prior to the insurance reimbursements, the litigation costs totaled $762,000.

Ronson Consumer Products
(in thousands)

                                                                   Year Ended
                                                                  December 31,
                                                                 2003      2002
                                                               -------   -------
Net sales                                                      $16,773   $14,232
Earnings before interest, other items, intercompany charges,
   and taxes                                                     2,610     1,201
Earnings before intercompany charges and taxes                   2,521     1,019

          Net Sales of consumer products at Ronson Consumer Products increased by 18% in 2003 compared to 2002 primarily due to sales of the new Ronson Tech Torch to Wal-Mart which began in May 2003 and to increased sales of flame accessory products.

          Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 56% in 2003 from 58% due primarily to the increased sales, to reduced packaging costs on certain products, and to improved packaging processes in 2003.

          Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, decreased to 19% in 2003 from 23% in 2002 primarily due to the higher sales in 2003 and to a reduction in personnel-related costs. General and

Administrative Expenses, as a percentage of Net Sales, were reduced to 8% in 2003 from 9% in 2002, primarily due to the higher Net Sales in 2003.

          Interest Expense at Ronson Consumer Products decreased by $31,000 to $85,000 in 2003 from 2002 primarily due to decreases in the level of borrowings.

Ronson Aviation
(in thousands)

                                                                    Year Ended
                                                                   December 31,
                                                                  2003     2002
                                                                 ------   ------
Net sales                                                        $9,967   $9,369
Earnings before interest, other items, intercompany charges,
   and taxes                                                      1,454    1,370
Earnings before intercompany charges and taxes                    1,374    1,305

          Net Sales at Ronson Aviation increased by 6% in 2003 from 2002 primarily because increases in aircraft fuel sales, sales of aircraft maintenance services, and space rentals were partially offset by lower sales of aircraft and of charter services.

          Ronson Aviation's Cost of Sales, as a percentage of Net Sales, were unchanged at 71% in 2003 and 2002. Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 11% in 2003 and 2002.

Other Items

          The General and Administrative Expenses of Corporate and Others were higher at $2,143,000 in 2003 as compared to $1,972,000 in 2002 primarily due to higher pension expenses as the result of increased amortization related to pension asset reductions in 2002 and to increased insurance costs in 2003.

          The net Other Charges of $460,000 in 2003 were the legal fees incurred in 2003 as a result of the derivative action filed by a stockholder. The net shareholder litigation expenses are included in General and Administrative Expenses in the Consolidated Statements of Earnings. These litigation expenses were net of the associated insurance reimbursements of about $302,000. In 2003, prior to the insurance reimbursements, these litigation costs totaled about $762,000.

          In 2003 Other-Net included a gain of $63,000 from the sale of vacant land at Delaware Water Gap, PA.

Discontinued Operations

          In March 2002 the Company reached settlement with the last insurance carrier in the Company's 1999 lawsuit to recover incurred and anticipated environmental cleanup costs, primarily relating to the Company's discontinued Prometcor operations. The Company had settled with the other insurance carriers in 2000 and 2001. This last settlement amounted to $600,000, bringing total recoveries to over $1.8 million. As a result of this final settlement, the Company had Earnings from Discontinued Operations of $285,000 after related expenses and before income taxes ($170,000 after taxes) in 2002.

2002 Compared to 2001

          The Company's Net Earnings in 2002, after Earnings from Discontinued Operations of $170,000, were $212,000, as compared to $531,000 in 2001.

          The Company's Net Sales were $23,601,000 in 2002 compared to $28,705,000 in 2001. The Net Sales in 2001 included sales of $1,350,000 for two charter aircraft at Ronson Aviation.

          The Company's Earnings from Continuing Operations before Interest, Other Items, and Other Charges were $599,000 in the year 2002, as compared to $1,733,000 in the year 2001. Approximately $260,000, or 23%, of the reduction in earnings in 2002 from 2001 was due to increases in the Company's cost of insurance coverage.

          The Company's Earnings from Continuing Operations before Income Taxes and Non-recurring Items were $112,000 in the year 2002 as compared to $1,088,000 in 2001.

Ronson Consumer Products
(in thousands)

                                                                   Year Ended
                                                                  December 31,
                                                                 2002      2001
                                                               -------   -------
Net sales                                                      $14,232   $15,709
Earnings before interest, other items, intercompany charges,
   and taxes                                                     1,201     1,952
Earnings before intercompany charges and taxes                   1,019     1,755

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

Ronson Aviation
(in thousands)

                                                                  Year Ended
                                                                 December 31,
                                                                2002      2001
                                                               ------   -------
Net sales                                                      $9,369   $12,996
Earnings before interest, other items, intercompany charges,
   and taxes                                                    1,370     1,518
Earnings before intercompany charges and taxes                  1,305     1,316
Other charges                                                      --      (232)

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

          The other charges in 2001 relate to the sale of Ronson Aviation's two turbo prop C-99 charter aircraft and the related reduction in personnel. Sales in the year 2001 included the proceeds of $1,350,000 from the sale of the two charter aircraft. The 2001 other charges of $232,000 consisted of a loss on the two C-99 aircraft sales of $140,000 and the related costs of $92,000.

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

Discontinued Operations

          The Earnings from Discontinued Operations included Insurance Recovery Income and the Discontinuance Costs recorded by the Company related to the discontinuance of Prometcor, as follows (in thousands):

                                                         Year Ended December 31,
                                                             2002       2001
                                                             ----       ----
Insurance recovery income                                    $355       $175
Discontinuance costs accrued                                   70        175
                                                             ----       ----
                                                              285         --
Deferred income tax benefits                                  115         --
                                                             ----       ----
Earnings from discontinued operations                        $170       $ --
                                                             ====       ====

          In the second half of 1999, the Company filed a lawsuit against twelve of its former general liability insurance carriers seeking recovery of environmental investigation and remediation costs incurred and anticipated at various locations, primarily Prometcor. In 2000 and 2001 the Company reached settlement agreements with eleven of the twelve insurance carriers involved. On March 6, 2002, the Company reached a settlement with the last remaining insurance company in the above matter. These settlements totaled approximately $1,830,000. After related costs, the Company recognized insurance recovery income in 2002 and 2001 of $355,000 and $175,000, respectively.

Income Taxes

          In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 2003, 2002, and 2001, the Company recognized deferred income tax expenses of $313,000, $20,000, and $320,000, respectively, related to continuing operations primarily due to the Earnings from Continuing Operations before Taxes. The Company recognized deferred income tax expenses related to discontinued operations of $115,000 in 2002 as the result of the insurance recovery income discussed above.

          Current income taxes in the years ended December 31, 2003, 2002, and 2001, were presented net of credits of $420,000, $29,000, and $322,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2003, 2002 and 2001, current income tax expenses (benefits) were as follows (in thousands):

                                                         Year Ended December 31,
                                                            2003   2002   2001
                                                            ----   ----   ----

Federal                                                     $ 20   $ (5)  $  5
State                                                        110     47    (11)
Foreign                                                        5      8     11
                                                            ----   ----   ----
   Total                                                    $135   $ 50   $  5
                                                            ====   ====   ====

          At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,090,000 and federal and state alternative minimum tax credit carryforwards of $86,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

          The Company's effective income tax rate related to Continuing Operations was 39% in 2003, 63% in 2002, and 38% in 2001. The increase in the tax rate in 2002 was due to foreign income taxes, to non-deductible expenses, and to increased minimum state income taxes.

FINANCIAL CONDITION

          The Company's Stockholders' Equity was $3,475,000 at December 31, 2003, compared to $2,458,000 at December 31, 2002. The increase in Stockholders' Equity in 2003 was primarily due to the Net Earnings of $703,000 in 2003, and to a reduction, net of related income tax benefits, in the Minimum Pension Liability Adjustment component of Accumulated Other Comprehensive Loss. This reduction was primarily due to earnings on Retirement Plan assets greater than Plan assumptions and to amortization of prior unrecognized losses.

          In 2003 the Company's working capital improved to $137,000 at December 31, 2003, from a deficiency of $557,000 at December 31, 2002. The improvement of $694,000 in working capital was primarily due to the Company's Net Earnings and depreciation in 2003, partially offset by a reduction in 2003 in the long-term portion of Pension Obligation of $660,000 and the long-term portion of long-term debt and leases of $327,000.

          The Company's cash balances increased in 2003 to $664,000 from $313,000 in 2002, and the Company's Short-Term Debt decreased to $847,000 in 2003 from $1,654,000 in 2002. These improvements were both primarily due to the Net Earnings in 2003. The Company's cash balances increased in 2001 to $689,000 from $81,000 in 2000, and the Company's Short-Term Debt decreased to $858,000 in 2001 from $1,697,000 in 2000. These improvements were both primarily due to the Net Earnings in 2001, the sales by Ronson Aviation of the two charter aircraft and the proceeds from the insurance settlements related to the Prometcor groundwater costs.

          In 2003 the Company's Accounts Receivable increased and the Finished Goods Inventory decreased due to increased sales in the fourth quarter of 2003 as compared to the fourth quarter of 2002.

          In 2002 Finished Goods Inventory and Short-Term Debt increased due to Ronson Aviation's receiving delivery of an aircraft in 2002 for resale in 2003.

          In 2002 the Company's capital expenditures increased primarily due to Ronson Aviation's replacement of an engine on its Citation II charter aircraft at a cost of about $400,000.

          In 2003 the Company's Other Assets decreased by $435,000 primarily due to reduced net deferred tax assets. This decrease in net deferred tax assets was primarily due to utilization of net operating loss carryforwards in 2003 (refer to Note 3 to Consolidated Financial Statements).

          The Increase in Cash from Changes in Inventories of $1,762,000 in 2001 was primarily due to the sale of the two C-99 charter aircraft by Ronson Aviation, for a total of $1,350,000. The aircraft had been transferred to inventory from fixed assets at the book value of $1,490,000.

          Accrued Expenses increased in 2003 primarily due to increases in accrued pension costs and in accrued other compensation.

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

          Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2003, Ronson Consumer Products had unused borrowings available at December 31, 2003, of about $988,000 under the Fleet Capital Corporation ("Fleet") and Canadian Imperial Bank of Commerce lines of credit. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $297,000 under the Fleet line of credit at December 31, 2003.

          In December 2003 the Company, RCPC and Fleet extended the RCPC Mortgage Loan. The loan had been due to expire on May 1, 2004, and was extended to December 1, 2008. The loan extension amended certain other terms of the Mortgage Loan, including changing the interest rate to prime plus .5%. In order to fix the interest rate, the Company entered into an interest rate swap agreement with Fleet in an amount and term equal to the Mortgage Loan which effectively converts the Mortgage Loan to a fixed-rate loan with an interest rate of 7.45%.

          In October 2003 RCPC entered into a lease agreement for a warehouse facility to be utilized by RCPC for finished goods storage and products shipments. The lease has an initial term of nine years and two three-year renewal options, with rent expense in the initial three years of the lease of approximately $10,800 per month, increasing to approximately $11,000 per month in the second three years and approximately $11,500 in the final three years of the initial term. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord has provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, is payable at $4,800 per month, including interest, with a final payment of $150,000 due at the end of the initial term, and is secured by a letter of credit in the amount of $150,000.

          In March 2004 RCPC issued purchase orders for the purchase of manufacturing equipment to replace its existing filling line for the Multi-Fill Butane refills.

The purchase orders total approximately $800,000 and the total project is expected to cost about $1,100,000, which the Company intends to finance with long-term debt. The new, more efficient filling line is to be operational in the fourth quarter of 2004.

          Ronson Aviation's property is subject to a long-term lease with an existing expiration of November 2007. The lease may be extended by Ronson Aviation for an additional 25 years with an investment in capital improvements of $1,500,000. In March 2004 Ronson Aviation announced plans to proceed with an expansion of its facilities to be completed in the second half of 2006 which will meet the requirements of the lease extension.

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

          The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 5 and 6 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                             Payments Due by Period
                                  ----------------------------------------------
Contractual                                Less than     2-3      4-5     After
Obligations                        Total     1 year     years    years   5 years
-----------                       ------   ---------   ------   ------   -------

Long-term debt (1)                $2,659     $  310    $  830   $1,206    $  313
Capital lease
   obligations                        56         37        19       --        --
Operating leases (1)               1,935        421       679      268       567
Other long-term
   obligations (2)                 2,819        794     1,342      683        --
                                  ------     ------    ------   ------    ------
Total contractual
   obligations                    $7,469     $1,562    $2,870   $2,157    $  880
                                  ======     ======    ======   ======    ======

Pension obligations (3)                      $  647    $1,676   $  728    $  148
                                             ======    ======   ======    ======

(1) Long-term debt and operating leases include the amounts payable under the RCPC agreement to lease new warehouse space, beginning March 1, 2004.

(2) Other long-term obligations include amounts due under employment agreements, consulting agreements and a stock option agreement.

(3) The payments of pension obligations assume necessary required contributions are made annually and that the plan incurs no actuarial or asset gains or losses. Any actuarial gains and losses cannot be estimated at this time.

          Other commercial commitments include outstanding letters of credit of $26,000 for the importation of consumer products, a $60,000 standby letter of credit related to Ronson Aviation aircraft on order from Raytheon Aircraft Corporation, and a standby letter of credit of $150,000 related to the RCPC lease of additional warehouse space.

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

Inventory Valuations

          Inventories are valued at lower of cost or market determined by the average cost method. Management regularly reviews inventory for salability and establishes obsolescence reserves to absorb estimated lower market values. On an annual basis, the Company takes a physical inventory verifying the units on hand and comparing its perpetual records to physical counts.

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

Other Loss Accruals

          The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, and appeal of a tax audit by the State of New Jersey. Establishing accruals for these matters required management's estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company's counsel, or other appropriate advisors, and are based on management's current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibility of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Pension Plans

          The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuation of expenses, assets and liabilities. These assumptions include discount rates, investment returns, and mortality rates. The actuarial assumptions used in our pension reporting are reviewed annually by management and the Company's independent actuary and compared with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on pension expenses and related funding requirements.

Accounting for Income Taxes

          The Company assesses the need for a valuation allowance against deferred tax assets by considering future taxable income and ongoing prudent and feasible tax planning strategies. Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance against the deferred tax assets would be charged to income in the period such determination was made.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          All of the Company's short-term debt carries a variable rate of interest, and, therefore, the carrying value of the short-term debt approximates fair value. The Company's outstanding long-term debt as of December 31, 2003, consisted of indebtedness in the amount of $785,000 with a variable rate of interest and $1,434,000 with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Of the long-term debt with fixed interest rates, the $1,431,000 mortgage loan effectively carries a fixed rate of 7.45% due to an interest rate swap contract even though the loan has a variable rate. Because the interest rate swap contract is 100% effective, the contract will result in no future gains or losses being recognized.

          Under its current policies, except for an interest rate swap contract noted above, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

          Operating Results and Net Earnings May Not Meet Expectations

               The Company cannot be sure that its operating results and net earnings will meet its expectations. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company's actual performance could vary materially from its expectations. The Company's operating results and net earnings may be influenced by a number of factors, including the following:

          o the introduction of new products and line extensions by the Company or its competitors;

          o the Company's ability to control its internal costs and the cost of raw materials;

          o the effectiveness of the Company's advertising, marketing and promotional programs;

          o the changes in product pricing policies by the Company or its competitors;

          o the ability of the Company to achieve business plans, including volume and pricing plans, as a result of high levels of competitive activity;

          o    the ability to maintain key customer relationships;

          o the ability of major customers and other creditors to meet their obligations as they come due;

          o the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

          o the ability of the Company to attract and retain qualified personnel;

          o the costs, distraction of management, and disruption that may be incurred due to the actions of a dissident shareholder / hedge fund.

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

          Volatility in the Insurance Market

               The Company evaluates its insurance coverage annually. Trends in the insurance industry suggest that such coverage may be much more expensive, less protective or even unavailable which could have a material adverse effect on the Company's financial condition, results of operations and cash flows. In such a case, the Company may decide to self-insure more, thereby undertaking additional risks.

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

               Large customers also seek price reductions, added support, or promotional concessions. To support this trend, the Company has had to expand its use of customer and market-specific promotions and allowances which has negatively impacted, and will continue to impact, the Company's ability to maintain existing profit margins.

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

          Protection of Intellectual Property

               The Company relies on trademark, trade secret, patent and copyright laws to protect its most important asset, the Ronson brand name, and its other intellectual property. The Company cannot be certain that the intellectual property rights will be successfully asserted in the future or that they will not be invalidated or circumvented.

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

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no disagreements with accountants in the years ended December 31, 2003, 2002 and 2001.

Item 9A - CONTROLS AND PROCEDURES

          a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective and designed to ensure that the information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

          b) Changes in Internal Controls. There have not been any changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

                                    PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

     (a)  Identification of directors.

          The following table indicates certain information about the Company's seven (7) directors:

                                                      Positions and Offices
                                                         with Company
                                                      Presently Held (other
                                                     than that of Director);
                             Period                    Business Experience
                             Served     Term as      During Past Five Years
                               as      Director       (with Company unless
Name of Director      Age   Director    Expires         otherwise noted)
-------------------   ---   --------   --------   ------------------------------
Louis V. Aronson II    81   1952-        2005     President & Chief
                            Present               Executive Officer; Chairman
                                                  of Executive Committee;
                                                  Member of Nominating
                                                  Committee.

Robert A. Aronson      54   1993-        2004     Managing Member of
                            Present               Independence Leather,
                                                  L.L.C., Mountainside, NJ,
                                                  the principal business of
                                                  which is the import of
                                                  leather products, 1996
                                                  to present; son of
                                                  the President & Chief
                                                  Executive Officer of the
                                                  Company.

Erwin M. Ganz          74   1976-        2004     Member of Executive
                            Present               Committee and Nominating
                                                  Committee; Consultant
                                                  for the Company, 1994 to
                                                  present; Executive Vice-
                                                  President-Industrial
                                                  Operations, 1975 to 1993;
                                                  Chief Financial Officer,
                                                  1987 to 1993.

 I. Leo Motiuk         58   1999-        2005     Member of Audit Committee;
                            Present               Attorney; Counsel-Windels,
                                                  Marx, Lane & Mittendorf, LLP,
                                                  New Brunswick, NJ, 2004-
                                                  present; Former partner in
                                                  Shanley Fisher, P.C.,
                                                  Attorneys at Law, Morristown,
                                                  NJ, 1990-1999.

Gerard J. Quinnan      75   1996-        2006     Member of Audit Committee;
                            Present               Consultant for the Company,
                                                  1990 to present; Vice
                                                  President-General Manager
                                                  of Ronson Consumer
                                                  Products Corporation,
                                                  1981 to 1990.

                                                     Positions and Offices
                                                         with Company
                                                     Presently Held (other
                                                    than that of Director);
                             Period                   Business Experience
                             Served     Term as      During Past Five Years
                               as      Director      (with Company unless
Name of Director      Age   Director   Expires          otherwise noted)
-------------------   ---   --------   --------   ------------------------------
Justin P. Walder       68   1972-        2004     Secretary; Assistant
                            Present               Corporation Counsel; Member of
                                                  Executive Committee and
                                                  Nominating Committee;
                                                  Principal in Walder, Hayden
                                                  & Brogan, P.A., Attorneys
                                                  at Law, Roseland, NJ.

Saul H. Weisman        78   1978-        2006     Member of Audit Committee;
                            Present               Retired President, Jarett
                                                  Industries, Inc., Cedar
                                                  Knolls, NJ, the principal
                                                  business of which is the
                                                  sale of hydraulic and
                                                  pneumatic equipment to
                                                  industry, 1955 to 1997.


          No director also serves as a director of another company registered under the Securities Exchange Act of 1934.

          The Board of Directors of the Company has determined that it does not have at least one "audit committee financial expert" serving on its audit committee. Messrs. R. A. Aronson and Ganz also attend, as in past years, the meetings of the Company's audit committee. The Board recognizes that Messrs. R.
A. Aronson and Ganz meet the Securities and Exhange Commission definition of "audit committee financial expert", but do not meet the Securities and Exchange Commission definition of independent director. The Board has, to date, not been successful in identifying a nominee as a new director who would meet the Securities and Exchange Commission definition of "audit committee financial expert". The Board expects that it will have added an independent director to the audit committee who meets that definition by October 15, 2004.

     (b)  Identification of executive officers.

          The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2007:

                                                 Positions and Offices
                             Period Served           with Company;
Name                   Age     as Officer         Family Relationships
-------------------    ---   -------------   -----------------------------

Louis V. Aronson II    81    1953-           President & Chief Executive
                             Present         Officer; Chairman of
                                             Executive Committee;
                                             Director.

Daryl K. Holcomb       53    1996-           Vice President & Chief
                             Present         Financial Officer, Controller
                                             & Treasurer;

                             1993-1996       Chief Financial Officer,
                                             Controller & Treasurer;

                             1988-1993       Controller & Treasurer; None.

Justin P. Walder       68    1989-           Secretary;
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

     (d)  Code of ethics.

          The company has adopted a code of ethics entitled, Standards of Integrity, applicable to it and all its subsidiaries. The Standards of Integrity are an integral part of the Company's business conduct compliance program and embody the committment of the Company and its subsidiaries to conduct operations in accordance with the hightest legal and ethical standards. A copy of the Standards of Integrity may be obtained without charge upon written request to:
Investor Relations, Ronson Corporation, P.O. Box 6707, Somerset, NJ 08875-6707.

Item 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The Summary Compensation Table presents compensation information for the years ended December 31, 2003, 2002, and 2001, for the Chief Executive Officer and the other executive officer of the Company whose salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                     Annual Compensation    Compensa-      All
                                     -------------------      tion        Other
      Name and                                             ---------    Compen-
      Principal                       Salary     Bonus      Options/     sation
      Position                Year     ($)       ($)(1)    SARS(#)(2)    ($)(3)
---------------------         ----   --------   -------    ----------   --------
Louis V. Aronson II           2003   $616,120   $70,570          --      $19,005
  President & Chief           2002    618,822        --      22,050       16,911
  Executive Officer           2001    606,119    59,755      26,047       14,305

Daryl K. Holcomb              2003    157,813    25,454          --        3,156
  Vice President &            2002    157,500        --      11,025        3,575
  Chief Financial             2001    155,500    21,234      11,575        3,400
  Officer, Controller
  & Treasurer

Footnotes

(1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes. The incentive compensation, however, earned in 2002 by Messrs. L.V. Aronson and Holcomb of $37,421 and $12,995, respectively, was waived by them.

(2) The options included in Long-Term Compensation have been retroactively adjusted to reflect the 5% common stock dividends declared February 12, 2004.

(3) In 2003 All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $4,000; Mr. Holcomb, $3,156) and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $15,005).

OPTION GRANTS IN LAST FISCAL YEAR

None.

AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

          The following table summarizes, for each of the named executive officers, options exercised during the year and the number of stock options unexercised at December 31, 2003. "In-the-Money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

                                                                         Value of
                                               Number of               In-the-Money
                  Number of                Unexercised Options           Options at
                   Shares                   at FY-End (4)(5)            FY-End (3)
                  Acquired                ---------------------   ---------------------
                     on       Value (1)   Exercis-   Unexercis-   Exercis-   Unexercis-
      Name        Exercise    Realized    able (2)      able        able       able
      ----        ---------   ---------   --------   ----------   --------   ----------
L.V. Aronson II    22,050      $32,943      8,682        --        $    --      $--
D.K. Holcomb           --           --     25,605        --         25,642       --

Footnotes

(1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

(2) The exercisable options held by the named executive officers at December 31, 2003, are exercisable at any time and expire on December 7, 2004, July 6, 2006, and September 12, 2007.

(3) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 2003, to the option prices.

(4) The exercise prices of the options held at December 31, 2003, were as follows:

                                                         Number   Exercise Price
                                                         ------   --------------
L.V. Aronson II                                           8,682       $2.3047

D.K. Holcomb                                              5,209        2.0950
                                                          9,371        1.0400
                                                         11,025        1.0314

(5) The number of shares acquired on exercise and of unexercised options held at December 31, 2003, has been adjusted for the 5% common stock dividends declared February 12, 2004.

LONG-TERM INCENTIVE PLANS

          None.

PENSION PLANS

          No named executive officer is a participant in the Company's defined benefit pension plan.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

          Mr. L.V. Aronson II is a party to an employment contract with the Company dated September 21, 1978, which, as amended on July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August 22, 1991, May 22,
1995, June 11, 1997, December 17, 1998, and September 19, 2001, provides for a term expiring December 31, 2004. The employment contract provides for the payment of a base salary which is to be increased 7% as of January 1 of each year. Mr. L.V. Aronson waived a 7% salary increase due January 1, 2004. Also, Mr. L.V. Aronson had waived a 7% salary increase due January 1, 2003, under the terms of the existing contract. In addition, in February 2002 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract. Previously, Mr. L.V. Aronson had offered and accepted other reductions in his base salary provided by the terms of his employment contract. During 1990 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract, and, in addition, waived a 7% salary increase due January 1, 1991, under the terms of the contract. During 1992 Mr. L.V. Aronson offered and accepted a 7% reduction in his base salary. Effective September 1, 1993, Mr. L.V. Aronson offered and accepted a further 5% reduction in his base salary.

          On November 24, 2003, the Company and Mr. L.V. Aronson entered into a new employment agreement to be effective upon the December 31, 2004 expiration of the existing agreement. The new three-year agreement provides for a term expiring on December 31, 2007, and provides for the payment of a base salary which is to be increased 3.5% as of January 1 of each year beginning in 2005, subject to the Company reporting operating earnings in the year prior to each increase. Both the existing and new contracts also provide that the Company shall reimburse Mr. L.V. Aronson for expenses, provide him with an automobile, and pay a death benefit equal to two years' salary. Under both of the employment contracts, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contracts also provide that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Board of the Company, as a whole, provides overall guidance of the Company's executive compensation program. All members of the Board participate in the review and approval of each of the components of the Company's executive compensation program described below, except that no director who is also a Company employee participates in the review and approval of his compensation. Directors of the Company who are also current employees of the Company are Messrs. L.V. Aronson and Walder. Directors of the Company who are also former employees of the Company are Messrs. R.A. Aronson, whose employment with the Company ceased in 1987, Ganz, who retired from the Company in 1993, and Quinnan, who retired from Ronson Consumer Products in 1990. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 2004, which is cancelable at any time by either party with 180 days notice and provides compensation at the annual rate of $87,500, plus participation in the Company's health and life insurance plans and the use of an automobile. In the year ended December 31, 2003, Mr. Ganz was compensated $87,500 for his services. Mr. Quinnan's consulting agreement with the Company expired on December 31, 2003. In 2003 Mr. Quinnan was compensated $40,800 for his services and was provided the use of an automobile. Mr. Quinnan is expected to continue to perform consulting services for the Company at a specified daily rate.

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

          The base salaries are intended to meet the requirements of the employment contract in effect for Mr. L.V. Aronson and to fairly compensate all the officers of the Company for the effective exercise of their responsibilities, their management of the business functions for which they are responsible, their extended period of service to the Company and their dedication and diligence in carrying out their responsibilities for the Company and its subsidiaries. In 2003 and prior years, increases have been granted to Mr. L.V. Aronson in accordance with terms of the employment contract, except for the above mentioned salary reductions offered and accepted from time to time by him. In 2003 and prior years, the Board, after review, has approved increases to the other executive officers.

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

          The stock options granted under the Company's ISO Plans are designed to create a proprietary interest in the Company among its executive officers and other key employees and reward these executive officers and other key employees directly for appreciation in the long-term price of the Company's Common Stock. The ISO Plans directly link the compensation of executive officers and other key employees to gains by the stockholders and encourages the executive officers, directors, and other key employees to adopt a strong stockholder orientation in their work. In 2003 no options were granted to key employees and directors of the Company.

          The above report is presented by the Board of Directors:

          Louis V. Aronson II   Gerard J. Quinnan
          Robert A. Aronson     Justin P. Walder
          Erwin M. Ganz         Saul H. Weisman
          I.Leo Motiuk

PERFORMANCE GRAPH

          The following table compares the yearly percentage change in the cumulative total stockholder returns on the Company's common stock during the five fiscal years ended December 31, 2003, with the cumulative total returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                  AMONG THE COMPANY, NASDAQ STOCK MARKET INDEX
                             AND RUSSELL 2000 INDEX
                                 TABLE OF VALUES

                                         Value as of December 31,
                          1998      1999      2000      2001     2002      2003
                        -------   -------   -------   -------   ------   -------
Ronson Corporation      $100.00   $ 70.50   $ 40.00   $ 57.60   $34.94   $ 83.44
NASDAQ Stock Market
 Index                   100.00    185.43    111.83     88.76    61.37     91.75
Russell 2000 Index       100.00    121.26    117.59    120.52    95.83    141.11

          This comparison assumes that $100 was invested in the Company's common stock on December 31, 1998, in the NASDAQ Stock Market (U.S. Companies) Index and in the Russell 2000 Index, and that dividends are reinvested.

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

          Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

             Name and Address
               of Beneficial             Title of   Beneficially     Percent of
                   Owner                   Class       Owned            Class
     ---------------------------------   --------   ------------     ----------
     Louis V. Aronson II                  Common    1,117,578(1)(2)  27.5%(1)(2)
        Campus Drive
        P.O. Box 6707
        Somerset, New Jersey 08875

     Carl W. Dinger III                   Common      478,870(3)     11.8%(3)
        55 Loantaka Lane North
        Morristown, New Jersey 07960

     Steel Partners II, L.P.              Common      398,612(4)      9.8%(4)
        590 Madison Avenue
        32nd Floor
        New York, New York 10022

     Howard M. Lorber                     Common      311,794(5)      7.7%(5)
        70 East Sunrise Highway
        Valley Stream, New York 11581

     (1) Includes 8,682 shares of common stock issuable to Mr. L.V. Aronson upon exercise of stock options held by Mr. L.V. Aronson under the Ronson Corporation 1996 and 2001 Incentive Stock Option Plans.

     (2) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 199,301 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,315,879 shares, or 32.4% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 241,761 shares, or 6.0% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997, adjusted for the 5% common stock dividends declared February 12, 2004.

     (3) 478,870 shares of common stock owned directly, adjusted for the 5% common stock dividends declared February 12, 2004. This information was provided to the Company by Mr. Dinger. Mr. Dinger has provided the Company's Board of Directors an irrevocable proxy to vote these shares. (Refer to "Transactions with Management and Others" in Item 13 below.)

     (4) 397,338 shares of common stock and 1,274 shares of common stock issuable upon conversion of 1,100 shares of 12%, cumulative convertible preferred stock owned by Steel Partners II, L.P., Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D/A filed with the SEC on June 25, 2002, by Steel Partners II, L.P., and Mr. Lichtenstein, adjusted for the 5% common stock dividends declared through February 12, 2004.

     (5) 311,794 shares of common stock owned directly by Mr. Lorber. This information was obtained from a Schedule 13D filed with the SEC on January 27, 2000, by Mr. Lorber, adjusted for the 5% common stock dividends declared through February 12, 2004.

     (b)  Security ownership of management.

          The following table shows the number of shares of common stock beneficially owned by each director, each named executive officer, and by all directors and officers as a group as of March 19, 2004, and the percentage of the total shares of common stock outstanding on March 19, 2004, owned by each individual and by the group shown in the table. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

          Name of Individual or         Amount and Nature of     Percent of
            Identity of Group          Beneficial Ownership(2)      Class
     -------------------------------   -----------------------   ----------
     Louis V. Aronson II                     1,117,578(3)          27.5%
     Robert A. Aronson                          13,608               (1)
     Erwin M. Ganz                              43,465(3)           1.1%
     I. Leo Motiuk                               8,406               (1)
     Gerard J. Quinnan                           9,563               (1)
     Justin P. Walder                           66,153              1.6%
     Saul H. Weisman                            23,273               (1)
     Daryl K. Holcomb                           54,746              1.3%

     All directors and officers as a
     group (eight (8) individuals
     including those named above)            1,336,792             32.4%

     (1) Shares owned beneficially are less than 1% of total shares outstanding.

     (2) Shares listed as owned beneficially include 75,192 shares subject to option under the Ronson Corporation 1996 and 2001 Incentive Stock Option Plans as follows:

                                                         Number of Common Shares
                                                               Under Option
                                                         -----------------------
           Louis V. Aronson II                                     8,682
           Robert A. Aronson                                       5,513
           Erwin M. Ganz                                           8,269
           I.Leo Motiuk                                            5,513
           Gerard J. Quinnan                                       5,513
           Justin P. Walder                                       10,584
           Saul H. Weisman                                         5,513
           Daryl K. Holcomb                                       25,605

           All directors and officers as a
           group (eight (8) individuals including
           those named above)                                     75,192

     (3) Does not include 199,301 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,315,879 shares, or 32.4% of the class. If the shares held by the Retirement Plan were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 241,766 shares, or 6.0% of the class.

     (c)  Changes in control.

          The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

     (d)  Securities authorized for issuance under equity compensation plans.

                      Equity Compensation Plan Information
---------------------------------------------------------------------------------------------
                                                                       Number of Securities
                                                                       Remaining Available
                                                                       For Future Issuance
                         Number of Securities                             under Equity
                          to Be Issued upon       Weighted-average       Compensation Plans
                             Exercise of          Exercise Price of     (excluding Securities
                         Outstanding Options,   Outstanding Options,    Reflected in Column
Plan Category            Warrants and Rights     Warrants and Rights             (a))
---------------------------------------------------------------------------------------------
                                  (a)                    (b)                     (c)
---------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   security holders            136,550                  $1.25                  67,826

Equity compensation
   plans not approved
   by security holders            None                    N/A                    None

      Total                    136,550                  $1.25                  67,826

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period of 18 months expiring on April 7, 2000. On March 6, 2000, the Company and Mr. Dinger entered into a new consulting agreement effective upon the expiration date of the original agreement. The new agreement provides that Mr. Dinger continue to perform consulting services for the Company for a period of 48 months at a fee of $7,000 per month, expiring April 7, 2004. During the year ended December 31, 2003, Mr. Dinger was compensated $84,000 under the agreement. In March 2004 this agreement was extended for 30 days.

          In October 1998 Mr. Dinger granted an option to the Company to purchase the 205,248 shares of the Company's common stock held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. On March 6, 2000, Mr. Dinger granted a new option to the Company, to purchase the 456,067 shares of the Company's common stock now held by Mr. Dinger. The option is for a period of 48 months expiring April 7, 2004. The exercise price of the option is $5.25 per share for the first two years, and the option price in the second two-year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. In March 2000 Mr. Dinger purchased 250,819 shares of newly issued restricted common stock of the Company at a price of $2.26 per share. The Company expended $48,000 for the option during the year ended December 31, 2003. In March 2004 this agreement was extended for 30 days.

          Refer to Item 11 above for additional information regarding this item.

     (b)  Certain business relationships.

          Refer to Item 11 above for information regarding this item.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The fees billed for services provided to the Company by Demetrius & Company, L.L.C., for the year ended December 31, 2003 and 2002, were as follows:

                                                                 2003      2002
                                                               -------   -------
      Audit fees                                               $82,600   $76,000
      Audit-related fees                                            --        --
      Tax fees, principally related to tax
        return preparation                                      15,900    16,100
      All other fees                                               575        --

          The Audit Committee of the Board of the Directors pre-approves substantially all of the services of the Company's auditing firm. These pre-approved services are approved by the Audit Committee based upon "not to exceed" proposals in advance of the Company's Annual Meeting of Stockholders. In the years ended December 31, 2003 and 2002, fees from services provided which had not been pre-approved, but were subsequently reviewed and approved, were $1,000 and $1,475, respectively.

                                     PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

          On December 1, 1995, the Company and RCPC entered into a mortgage loan agreement with Fleet. The agreement and note were attached to the Company's 1995 Form 10-K as Exhibits 10(a) and 10(b). On May 13, 1999, the Company and RCPC refinanced the existing mortgage. The new mortgage loan was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(b)-10(e). On December 3, 2003, the Company, RCPC and Fleet extended the mortgage loan. The amendments to the mortgage loan were attached to the Company's Form 8-K filed January 6, 2004, as Exhibits 10(a)-10(d).

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

          For further information on the Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 2003, filed with this report pursuant to Item 8, which is incorporated herein by reference.

          The Company is a party to an employment contract with Mr. Louis V. Aronson II dated December 21, 1978, as amended July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August 22, 1991, May 22, 1995,
June 11, 1997, December 17, 1998, and September 19, 2001. This contract is incorporated herein by reference as filed as Exhibit 10.16 to Registration Statement No. 33-13696 on Form S-2 dated September 18, 1987. The amendment dated September 19, 2001, was attached to the Company's Form 8-K filed on October 23, 2001, as Exhibit 10. On November 24, 2003, the Company and Mr. Aronson entered into a new three-year employment agreement to be effective upon the December 31, 2004 expiration of the existing agreement. The new agreement provides for a term expiring on December 31, 2007. The new agreement was attached to the Company's Form 8-K filed January 6, 2004, as Exhibit 10(e).

     (20) Other documents or statements to security holders.

          The Ronson Corporation Notice of Meeting of Stockholders held on December 3, 2003, and Proxy Statement was filed on November 3, 2003, and is incorporated herein by reference.

     (21) Subsidiaries of the Company.

          The Company is the owner of 100% of the voting power of the following subsidiaries, each of which is included in the consolidated financial statements of the Company:

               Wholly Owned Subsidiary           State or Other Jurisdiction
                  and Business Name            of Incorporation or Organization
        ------------------------------------   --------------------------------

        Domestic

        Ronson Consumer Products Corporation               New Jersey
        Ronson Aviation, Inc.                              New Jersey

        Foreign

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

      (99) Additional exhibits.

               (a)  None.

               (b)  Reports on Form 8-K filed.

                    On October 7, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 5 of such report. No financial statements or pro forma financial information were included in the report.

                    On October 31, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 5 of such report. No financial statements or pro forma financial information were included in the report.

                    On January 6, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 5 of such report. No financial statements or pro forma financial information were included in the report.

                    On January 29, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 5 of such report. No financial statements or pro forma financial information were included in the report.

                    On February 3, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 5 of such report. No financial statements or pro forma financial information were included in the report.

                    On February 18, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 5 of such report. No financial statements or pro forma financial information were included in the report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RONSON CORPORATION


Dated: March 30, 2004                   By: /s/ Louis V. Aronson II
                                            ------------------------------------
                                            Louis V. Aronson II, President &
                                            Chief Executive Officer and Director


Dated: March 30, 2004                   By: /s/ Daryl K. Holcomb
                                            ------------------------------------
                                            Daryl K. Holcomb, Vice President &
                                            Chief Financial Officer, Controller
                                            and Treasurer


Dated: March 30, 2004                   By: /s/ Justin P. Walder
                                            ------------------------------------
                                            Justin P. Walder, Secretary and
                                            Director


Dated: March 30, 2004                   By: /s/ Robert A. Aronson
                                            ------------------------------------
                                            Robert A. Aronson, Director


Dated: March 30, 2004                   By: /s/ Erwin M. Ganz
                                            ------------------------------------
                                            Erwin M. Ganz, Director


Dated: March 30, 2004                   By: /s/ I. Leo Motiuk
                                            ------------------------------------
                                            I. Leo Motiuk, Director


Dated: March 30, 2004                   By: /s/ Gerard J. Quinnan
                                            ------------------------------------
                                            Gerard J. Quinnan, Director


Dated: March 30, 2004                   By: /s/ Saul H. Weisman
                                            ------------------------------------
                                            Saul H. Weisman, Director

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2003

                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
Dollars in thousands (except per share data)

                                       2003     2002     2001     2000     1999
                                      ------   ------   ------   ------   ------

Net sales                             26,740   23,601   28,705   27,759   24,426

Earnings from continuing
   operations                            703       42      531      434      292

Total assets                          12,603   12,888   12,627   15,192   16,728

Long-term obligations                  3,317    4,321    4,460    4,681    3,701

Per common share (1,2):
   Earnings from continuing
      operations:
      Basic                             0.17     0.01     0.13     0.11     0.08
      Diluted                           0.17     0.01     0.13     0.11     0.08

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

(2) A 5% stock dividend on the Company's outstanding common stock was declared on February 12, 2004, payable on April 15, 2004. Previously, 5% stock dividends on the Company's outstanding common stock were issued on April 15, 2003, and 2002. No other dividends on common stock were declared or paid during the five years ended December 31, 2003.

     RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
     LIST OF FINANCIAL STATEMENTS

          The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:

          Consolidated Balance Sheets - December 31, 2003 and 2002

          Consolidated Statements of Earnings - Years Ended

               December 31, 2003, 2002 and 2001

          Consolidated Statements of Changes in Stockholders' Equity -

               Years Ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows - Years Ended

               December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ronson Corporation

We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ronson Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
February 25, 2004

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Dollars in thousands

                                     ASSETS

                                                                  December 31,
                                                               -----------------
                                                                 2003      2002
                                                               -------   -------
CURRENT ASSETS:
Cash and cash equivalents ..................................   $   664   $   313
Accounts receivable, less allowances for doubtful accounts
   of: 2003, $76 and 2002, $56 .............................     2,198     1,754
Inventories:
   Finished goods ..........................................     1,495     1,874
   Work in process .........................................        25       103
   Raw materials ...........................................       383       360
                                                               -------   -------
                                                                 1,903     2,337

Other current assets .......................................     1,183     1,148
                                                               -------   -------
      TOTAL CURRENT ASSETS .................................     5,948     5,552

PROPERTY, PLANT AND EQUIPMENT:
Land .......................................................         6        19
Buildings and improvements .................................     4,782     4,740
Machinery and equipment ....................................     7,232     6,938
Construction in progress ...................................        53        28
                                                               -------   -------
                                                                12,073    11,725

Less accumulated depreciation and amortization .............     8,029     7,435
                                                               -------   -------
                                                                 4,044     4,290

OTHER ASSETS ...............................................     2,611     3,046
                                                               -------   -------
                                                               $12,603   $12,888
                                                               =======   =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Dollars in thousands (except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               December 31,
                                                                                           -------------------
                                                                                             2003       2002
                                                                                           --------   --------
CURRENT LIABILITIES:
Short-term debt ..............................................                             $    847   $  1,654
Current portion of long-term debt ............................                                  293        282
Current portion of lease obligations .........................                                   32         35
Accounts payable .............................................                                1,632      1,629
Accrued expenses .............................................                                2,683      2,155
Current liabilities of discontinued operations ...............                                  324        354
                                                                                           --------   --------
      TOTAL CURRENT LIABILITIES                                                               5,811      6,109

LONG-TERM DEBT ...............................................                                1,926      2,219
LONG-TERM LEASE OBLIGATIONS ..................................                                   20         54
PENSION OBLIGATIONS ..........................................                                1,132      1,792
OTHER LONG-TERM LIABILITIES ..................................                                   58         64
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS .............                                  181        192

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares:
   12% cumulative convertible, $0.01 stated value;
   outstanding, 2003 and 2002, 34,875 (liquidation preference,
   $61 in aggregate) .........................................                                   --         --

Common stock, par value $1
                                                                    2003         2002
                                                                 ----------   ----------
   Authorized shares .........................................   11,848,106   11,848,106
   Reserved shares ...........................................      176,922      200,361
   Issued (including treasury) ...............................    4,128,455    4,106,405      4,128      4,106
Additional paid-in capital ...................................                               29,510     29,556
Accumulated deficit ..........................................                              (26,770)   (27,466)
Accumulated other comprehensive loss .........................                               (1,796)    (2,141)
                                                                                           --------   --------
                                                                                              5,072      4,055
Less cost of treasury shares:
   2003, and 2002, 73,232 ....................................                                1,597      1,597
                                                                                           --------   --------
      TOTAL STOCKHOLDERS' EQUITY .............................                                3,475      2,458
                                                                                           --------   --------
                                                                                           $ 12,603   $ 12,888
                                                                                           ========   ========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in thousands (except per share data)

                                                         Year Ended December 31,
                                                       ---------------------------
                                                         2003      2002      2001
                                                         ----      ----      ----
NET SALES...........................................   $26,740   $23,601   $28,705
                                                       -------   -------   -------

Cost and expenses:
   Cost of sales....................................    16,451    14,874    18,850
   Selling, shipping and advertising................     3,164     3,304     3,430
   General and administrative.......................     5,006     4,153     4,198
   Depreciation and amortization....................       658       671       726
                                                       -------   -------   -------
                                                        25,279    23,002    27,204
                                                       -------   -------   -------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INTEREST AND OTHER ITEMS..................     1,461       599     1,501
                                                       -------   -------   -------

Other expense:
   Interest expense.................................       308       354       533
   Other-net........................................         2       133       112
                                                       -------   -------   -------
                                                           310       487       645
                                                       -------   -------   -------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES..............................     1,151       112       856

Income tax provisions...............................       448        70       325
                                                       -------   -------   -------

EARNINGS FROM CONTINUING OPERATIONS.................       703        42       531

Earnings from discontinued operations (net of tax
   provision of $115)...............................        --       170        --
                                                       -------   -------   -------
NET EARNINGS........................................   $   703   $   212   $   531
                                                       =======   =======   =======

EARNINGS PER COMMON SHARE:

Basic:
   Earnings from continuing operations..............   $  0.17   $  0.01   $  0.13
   Earnings from discontinued operations............        --      0.04        --
                                                       -------   -------  --------
   Net earnings.....................................   $  0.17   $  0.05   $  0.13
                                                       =======   =======   =======

Diluted:
   Earnings from continuing operations..............   $  0.17   $  0.01   $  0.13
   Earnings from discontinued operations............        --      0.04        --
                                                       -------   -------   -------
   Net earnings.....................................   $  0.17   $  0.05   $  0.13
                                                       =======   =======   =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
Dollars in thousands

                                           12%
                                       Cumulative                                     Accumulated                      Compre-
                                       Convertible          Additional                   Other       Treasury          hensive
                                        Preferred   Common    Paid-in   Accumulated  Comprehensive    Stock            Income
                                          Stock      Stock    Capital     Deficit         Loss      (at cost)   Total  (Loss)
                                       -----------  ------  ----------  -----------  -------------  ---------  ------  -------
Balance at December 31, 2000.........      $--      $4,071    $29,648    $(28,132)      $(1,093)     $(1,596)  $2,898
                                           ----     ------    -------    --------       -------      -------   ------

Net earnings - 2001..................                                         531                                 531   $  531
                                                                                                                        ------

Translation adjustment, net of tax...                                                                                      (12)
Pensions, net of tax.................                                                                                     (497)
                                                                                                                        ------
Other comprehensive loss.............                                                      (509)                 (509)    (509)
                                                                                                                        ------

Comprehensive income.................                                                                                   $   22
                                                                                                                        ======
Conversion...........................                    1         (1)
Stock option purchased...............                             (48)                                            (48)
                                           ----     ------    -------    --------       -------      -------   ------

Balance at December 31, 2001.........       --       4,072     29,599     (27,601)       (1,602)      (1,596)   2,872
                                           ----     ------    -------    --------       -------      -------   ------

Net earnings - 2002..................                                         212                                 212   $  212
                                                                                                                        ------
Dividends............................                                         (77)                                (77)

Translation adjustment, net of tax...                                                                                       --
Pensions, net of tax.................                                                                                     (539)
                                                                                                                        ------
Other comprehensive loss.............                                                      (539)                 (539)    (539)
                                                                                                                        ------

Comprehensive loss...................                                                                                   $ (327)
                                                                                                                        ======

Shares issued for:
      Stock options exercised........                   34          5                                              39
Stock option purchased...............                             (48)                                            (48)
Treasury shares......................                                                                     (1)      (1)
                                           ----     ------    -------    --------       -------      -------   ------
Balance at December 31, 2002.........       --       4,106     29,556     (27,466)       (2,141)      (1,597)   2,458
                                           ----     ------    -------    --------       -------      -------   ------

Net earnings - 2003..................                                         703                                 703   $  703
                                                                                                                        ------
Dividends............................                                          (7)                                 (7)

Translation adjustment, net of tax...                                                                                       58
Pensions, net of tax.................                                                                                      287
                                                                                                                        ------
Other comprehensive income...........                                                       345                   345      345
                                                                                                                        ------
   Comprehensive income..............                                                                                   $1,048
                                                                                                                        ======

Shares issued for:
   Stock options exercised...........                   22          2                                              24
Stock option purchased...............                             (48)                                            (48)
                                           ----     ------    -------    --------       -------      -------   ------

Balance at December 31, 2003.........      $--      $4,128    $29,510    $(26,770)      $(1,796)     $(1,597)  $3,475
                                           ====     ======    =======    ========       =======      =======   ======

                                                SHARE ACTIVITY
                                       --------------------------------
                                           12%
                                        Cumulative
                                       Convertible
                                        Preferred     Common   Treasury
                                          Stock       Stock      Stock
                                       -----------  ---------  --------
Balance at December 31, 2000.........     35,918    4,071,157   73,118
Conversion...........................     (1,043)       1,208
Treasury shares......................                              114
                                          ------    ---------   ------

Balance at December 31, 2001.........     34,875    4,072,365   73,232
Shares issued for:
   Stock options exercised...........                  34,040
                                          ------    ---------   ------

Balance at December 31, 2002.........     34,875    4,106,405   73,232
Shares issued for:
   Stock options exercised...........                  22,050
                                          ------    ---------   ------

Balance at December 31, 2003.........     34,875    4,128,455   73,232
                                          ======    =========   ======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

                                                            Year Ended December 31,
                                                          --------------------------
                                                            2003     2002     2001
                                                          -------   ------   -------
Cash Flows from Operating Activities:
Earnings from continuing operations ...................   $   703   $   42   $   531
Adjustments to reconcile earnings from continuing
   operations to net cash provided by operating
   activities:
   Depreciation and amortization ......................       658      671       726
   Deferred income tax provisions .....................       313       20       320
   Increase (decrease) in cash from changes in:
      Accounts receivable .............................      (404)     (31)      379
      Inventories .....................................       434     (499)    1,762
      Other current assets ............................        36      (17)      (50)
      Accounts payable ................................       (37)      34      (574)
      Accrued expenses ................................       331     (235)      239
   Net change in pension-related accounts .............       (24)    (103)       80
   Other ..............................................      (114)      25       (39)
   Discontinued operations ............................       (42)     451      (173)
                                                          -------   ------   -------
      Net cash provided by operating activities .......     1,854      358     3,201
                                                          -------   ------   -------
Cash Flows from Investing Activities:
Capital expenditures ..................................      (422)    (908)     (538)
Proceeds from sale of property, plant & equipment .....        76       --        --
                                                          -------   ------   -------
      Net cash used in investing activities ...........      (346)    (908)     (538)
                                                          -------   ------   -------
Cash Flows from Financing Activities:
Proceeds from long-term debt ..........................        --        8        --
Proceeds from short-term debt .........................       495    1,764        --
Proceeds from issuance of common stock ................        24       39        --
Payments of long-term debt ............................      (282)    (510)   (1,139)
Payments of long-term lease obligations ...............       (37)     (33)      (29)
Payments of short-term debt ...........................    (1,302)    (968)     (839)
Payments of preferred dividends .......................        (7)     (77)       --
Other .................................................       (48)     (49)      (48)
                                                          -------   ------   -------
      Net cash provided by (used in) financing
         activities ...................................    (1,157)     174    (2,055)
                                                          -------   ------   -------
Net increase (decrease) in cash and cash equivalents...       351     (376)      608

Cash and cash equivalents at beginning of year ........       313      689        81
                                                          -------   ------   -------
Cash and cash equivalents at end of year ..............   $   664   $  313   $   689
                                                          =======   ======   =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Principles of Consolidation - The consolidated financial statements include the accounts of Ronson Corporation (the "Company") and its subsidiaries, all of which are wholly owned. Its principal subsidiaries are Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey; Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, Canada (these together are "Ronson Consumer Products"); Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey; and Prometcor, Inc., ("Prometcor"), formerly known as Ronson Metals Corporation, Newark, New Jersey, now discontinued. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          Property and Depreciation - Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method. Capitalized leases are amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter. Aircraft and other related costs utilized by Ronson Aviation in its charter operations and held for more than one year are classified as property, plant and equipment. The term notes payable secured by this aircraft are also classified as long-term debt.

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

          Fair Value of Financial Instruments - The Company's financial instruments include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and short-term and long-term debt. The book values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and short-term debt are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's long-term debt is considered to approximate its fair value based on current market rates and conditions (refer to Note 5 below).

          Derivative Financial Instruments - The Company utilizes a derivative instrument, an interest rate swap, to modify the Company's exposure to interest rate risk. The Company accounts for this derivative instrument under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivatives that are designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value with any changes recognized immediately in the Statements of Consolidated Earnings. By policy, the Company has not historically entered into derivative financial instruments for trading purposes or for speculation.

          The Company has entered into an interest rate swap agreement (see Note
5). The interest rate swap agreement effectively modifies the Company's exposure to interest risk by converting a portion of the Company's floating-rate long-term debt to a fixed rate. Based on criteria defined in SFAS 133, the interest rate swap is considered a cash flow hedge and is 100% effective. The interest rate swap and instrument being hedged is marked to market in the balance sheet. The mark-to-market value of both the cash flow hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains or losses in other expense. If the contract is terminated prior to maturity, the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of the interest rate swap contracts would be deferred and recognized over the remaining life of the contract.

          Declaration of 5% Common Stock Dividend - The Company's Board of Directors on February 12, 2004, declared a 5% stock dividend on the Company's outstanding common stock. The 5% stock dividend is payable on April 15, 2004, to stockholders of record April 1, 2004. The 5% stock dividend will increase the outstanding common shares of the Company by about 193,000 to about 4,055,000 shares.

          Revenue Recognition - Net Sales are recognized by Ronson Consumer Products on the date of shipment of the product to customers. Net Sales at Ronson Aviation are recognized on the date of delivery of the product or service to customers.

          Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $339,000, $348,000, and $227,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

          Shipping and Handling Costs - The Company records shipping and handling costs within Selling, Shipping and Advertising Expenses. Such costs amounted to $1,176,000, $1,152,000, and $1,226,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

          Advertising Costs - Costs of advertising are expensed as incurred and amounted to approximately $131,000, $161,000, and $173,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

          Accrued Expenses - On December 31, 2003, Accrued Expenses included: accrued vacation pay and other compensation, $802,000; accrued pension costs, $647,000; and accrued professional fees, $310,000. No other item amounted to greater than 5% of total current liabilities.

          Other Current Assets - On December 31, 2003, Other Current Assets included deferred income tax assets of $662,000 and prepaid insurance of $359,000. No other item amounted to greater than 5% of total current assets.

          Stock Options - In 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. The Company has elected to apply the prospective method as permitted by SFAS No. 148. Accordingly all options granted on and after January 1, 2003 are charged against income at their fair value. Those issued prior to adoption are accounted for on the intrinsic method in accordance with Accounting Principles Board Opinion (APB) No. 25. See
Note 10 to the Consolidated Financial Statements.

          Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                                    Year Ended December 31, 2003
                                                                       Per Share
                                                   Earnings   Shares     Amount
                                                   --------   ------   ---------
                                                                (2)       (2)
Earnings from continuing operations ............     $703
Less accrued dividends on preferred stock ......       (7)
                                                     ----
Continuing operations ..........................      696      4,039     $0.17
   Earnings from discontinued operations .......       --      4,039        --
                                                     ----                -----

   BASIC .......................................     $696      4,039     $0.17
                                                     ====      =====     =====

Effect of dilutive securities (1):
   Stock options ...............................                  37
   Cumulative convertible preferred stock ......     $  7         40
                                                     ----      -----
Continuing operations ..........................      703      4,116     $0.17
   Earnings from discontinued operations .......       --      4,116        --
                                                     ----                -----

   DILUTED .....................................     $703      4,116     $0.17
                                                     ====      =====     =====

                                                    Year Ended December 31, 2002
                                                                       Per Share
                                                   Earnings   Shares     Amount
                                                   --------   ------   ---------
                                                                (2)       (2)
Earnings from continuing operations ............     $ 42

Less accrued dividends on preferred stock ......       (7)
                                                     ----
   Continuing operations .......................       35      4,011     $0.01
   Earnings from discontinued operations .......      170      4,011      0.04
                                                     ----                -----

   BASIC .......................................     $205      4,011     $0.05
                                                     ====      =====     =====

Effect of dilutive securities (1):
   Stock options ...............................                  --
   Cumulative convertible preferred stock ......     $ --         --
                                                     ----      -----
   Continuing operations .......................       35      4,011     $0.01
   Earnings from discontinued operations .......      170      4,011      0.04
                                                     ----                -----

   DILUTED .....................................     $205      4,011     $0.05
                                                     ====      =====     =====

                                                    Year Ended December 31, 2001
                                                                       Per Share
                                                   Earnings   Shares     Amount
                                                   --------   ------   ---------
                                                                (2)       (2)

Earnings from continuing operations ............     $531
Less accrued dividends on preferred stock ......       (7)
                                                     ----
   Continuing operations .......................      524      4,000     $0.13
   Earnings from discontinued operations .......       --      4,000        --
                                                     ----                -----
   BASIC .......................................     $524      4,000     $0.13
                                                     ====      =====     =====

Effect of dilutive securities (1):
   Stock options ...............................                  --
   Cumulative convertible preferred stock ......     $ --         --
                                                     ----      -----
   Continuing operations .......................      524      4,000     $0.13

   Earnings from discontinued operations .......       --      4,000        --
                                                     ----                -----

   DILUTED .....................................     $524      4,000     $0.13
                                                     ====      =====     =====

          (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the years ended December 31, 2002 and 2001, and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings per Common Share for those years.

          (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividends on common stock declared February 14, 2004.

          At December 31, 2003, the Company had outstanding 34,875 shares of preferred stock and 4,055,223 shares of common stock, after the 5% stock dividend declared on February 12, 2004.

          Reclassification - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

Note 2. DISCONTINUED OPERATIONS:

          The Earnings from Discontinued Operations included the insurance recovery income and the discontinuance costs recorded by the Company related to the discontinuation of Prometcor as follows (in thousands):

                                                         Year Ended December 31,
                                                               2002   2001
                                                               ----   ----

Insurance recovery income accrued, net ...............         $355   $175
Discontinuance costs accrued .........................           70    175
                                                               ----   ----
                                                                285     --
Deferred income tax benefits .........................          115     --
                                                               ----   ----

Earnings from discontinued operations ................         $170   $ --
                                                               ====   ====

          In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor. Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The costs and expenses related to the termination of Prometcor's business operations in 1990, less the gain from the sale of Prometcor's assets, net of deferred income tax benefits, have been charged against the Company's Earnings (Loss) from Discontinued Operations and Net Earnings (Loss) between 1990 and 2002.

          Prometcor is being accounted for as a discontinued operation, and, accordingly, its operating results are reported in this manner in all years presented in the accompanying Consolidated Statements of Earnings and other related operating statement data.

          The full extent of the costs and time required for completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2003, was based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

Note 3. INCOME TAXES:

          At December 31, 2003, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $3,090,000, expiring as follows: $1,700,000 in 2010 to 2012; and $1,390,000 in 2018 to 2022. The
Company also had available federal and state alternative minimum tax credit carryforwards of approximately $86,000.

          The income tax expenses (benefits) consisted of the following (in thousands):

                                                         Year Ended December 31,
                                                            2003   2002   2001
                                                            ----   ----   ----
Current:
   Federal ...........................................      $ 20   $ (5)  $  5
   State .............................................       110     47    (11)
   Foreign ...........................................         5      8     11
                                                            ----   ----   ----
                                                             135     50      5
                                                            ----   ----   ----

Deferred:
   Federal ...........................................       343     28    237
   State .............................................       (30)    (8)    83
                                                            ----   ----   ----
                                                             313     20    320
                                                            ----   ----   ----
                                                             448     70    325
Allocated to discontinued operations .................        --    115     --
                                                            ----   ----   ----
   Income tax expenses-net ...........................      $448   $185   $325
                                                            ====   ====   ====

          Current income taxes in the years ended December 31, 2003, 2002, and 2001, were presented net of credits of $420,000, $29,000, and $322,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109.

          The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax expenses was as follows (in thousands):

                                                         Year Ended December 31,
                                                            2003   2002   2001
                                                            ----   ----   ----

Tax expense amount computed using statutory rate .....      $392   $ 38   $291
State taxes, net of federal benefit ..................        70    (26)    (4)
Operations outside the US ............................       (33)     8      4
Discontinued operations and other ....................        19    165     34
                                                            ----   ----   ----
Income tax expenses-net ..............................      $448   $185   $325
                                                            ====   ====   ====

          The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                       December 31,
                                                                      2003     2002
                                                                     ------   ------
Deferred income tax assets:
   Inventories, principally due to additional costs
      inventoried for tax purposes pursuant to the Tax
      Reform Act of 1986 and valuation reserves for
      financial reporting purposes ...............................   $   85   $  108
   Compensated absences, principally due to accrual for
      financial reporting purposes ...............................      138      133
   Compensation, principally due to accrual for financial
      reporting purposes .........................................      158       79
   Accrual of projected environmental costs, principally
      related to Prometcor's compliance with NJDEP
      requirements ...............................................      202      213
   Net operating loss carryforwards ..............................    1,554    1,960
   Alternative minimum tax credit carryforwards ..................       86       89
   Unrecognized net loss on pension plan .........................    1,187    1,377
   Other .........................................................      136      122
                                                                     ------   ------
      Total gross deferred income tax assets .....................    3,546    4,081
      Less valuation allowance ...................................      183      176
                                                                     ------   ------
      Net deferred income tax assets .............................    3,363    3,905
                                                                     ------   ------
Deferred income tax liabilities:
   Pension expense, due to contributions in excess of
      net accruals ...............................................      524      501
   Other .........................................................       33       56
                                                                     ------   ------
      Total gross deferred income tax liabilities ................      557      557
                                                                     ------   ------
      Net deferred income taxes ..................................   $2,806   $3,348
                                                                     ======   ======

          A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $3,400,000 in the years prior to the expiration of the net operating loss carryforwards in 2022. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards.

          The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                  December 31,
                                                                 2003     2002
                                                                ------   ------
Current:
   Other current assets .....................................   $  460   $  470
   Current assets of discontinued operations ................      202      213
                                                                ------   ------
      Total current .........................................      662      683
                                                                ------   ------

Long Term:
   Other assets .............................................    1,153    1,467
   Other assets of discontinued operations ..................      991    1,198
                                                                ------   ------
      Total long term .......................................    2,144    2,665
                                                                ------   ------
Total net deferred income tax assets ........................   $2,806   $3,348
                                                                ======   ======

Note 4. SHORT-TERM DEBT:

          Composition (in thousands):

                                                                    December 31,
                                                                   2003    2002
                                                                   ----   ------
Revolving loans (a) ............................................   $378   $1,140
Note payable, commercial finance company (b)  ..................    469      514
                                                                   ----   ------
                                                                   $847   $1,654
                                                                   ====   ======

          (a) In 1995 RCPC entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan. In June 2002 RCPC and Fleet extended RCPC's Revolving Loan to June 30, 2005. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan of $378,000 at December 31, 2003, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Revolving Loan bears interest at the rate of 1.0% above Fleet's prime rate (4.00% at December 31, 2003). The Revolving Loan interest rate is subject to an increase to 1.5% above Fleet's prime rate based on compliance with loan covenants. The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. The Fleet agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

          In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable. The loan bears interest at the rate of 1.25% over the CIBC prime rate (4.25% at December 31, 2003). The line of credit, payable on demand, is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company. At December 31, 2003, Ronson-Canada utilized no borrowings under the Revolving Loan.

          Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2003, Ronson Consumer Products had unused borrowings available at December 31, 2003, of about $988,000 under the Fleet and CIBC lines of credit described above. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt above.)

          In 1997 Ronson Aviation entered into an agreement with Fleet for a Revolving Loan. On June 30, 2002, Ronson Aviation and Fleet extended Ronson Aviation's Revolving Loan to June 30, 2005. The extended agreement also amended certain other terms of the Revolving Loan agreement. The Revolving Loan is under a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. The Revolving Loan currently bears interest at the rate of 1.0% above Fleet's prime rate (4.00% at December 31, 2003). The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory and machinery and equipment (excluding aircraft) of Ronson Aviation; and the guarantees of the Company and RCPC. The Fleet agreement also contains restrictive covenants. At December 31, 2003, Ronson Aviation utilized no borrowings under the Revolving Loan.

          Based on no loan outstanding and the level of accounts receivable at December 31, 2003, Ronson Aviation had unused borrowings available at December 31, 2003, of about $297,000 under the Fleet line of credit described above.

          (b) At December 31, 2003, the note payable, commercial finance company, was a note payable by Ronson Aviation in the amount of $469,000 due to Raytheon Aircraft Credit Corp. ("Raytheon"). The note payable by Ronson Aviation is collateralized by a specific aircraft, and the note will be repaid from the proceeds from the sale of the aircraft. The Raytheon note was interest-free through December 9, 2003, and, thereafter, bears interest at a rate of 1.5% over the prime rate (4.00% at December 31, 2003). The note is secured by aircraft inventory of Ronson Aviation with a book value of $520,000 at December 31, 2003.

          At December 31, 2003, the weighted average interest rate for the total short-term debt was 5.28%.

          The Company had outstanding letters of credit totaling $236,000 which were issued by Fleet under the Company's lines of credit as follows: $26,000 for the importation of consumer products, a $60,000 standby letter of credit related to Ronson Aviation aircraft on order from Raytheon Aircraft Corporation, and a standby letter of credit of $150,000 related to the RCPC lease of additional warehouse space.

Note 5. LONG-TERM DEBT:

Composition (in thousands):

                                                                   December 31,
                                                                  2003     2002
                                                                 ------   ------
Mortgage loan payable, Fleet (a) .............................   $1,431   $1,514
Notes payable, Fleet (b) .....................................      785      980
Term note payable ............................................        3        7
                                                                 ------   ------
                                                                  2,219    2,501
Less portion in current liabilities ..........................      293      282
                                                                 ------   ------
Balance of long-term debt ....................................   $1,926   $2,219
                                                                 ======   ======

          (a) In May 1999 the Company, RCPC and Fleet entered into an agreement, in the original amount of $1,760,000, which refinanced an existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. On December 1, 2003, the Company, RCPC and Fleet amended the Mortgage Loan, extending the expiration to December 1, 2008. The Mortgage Loan balance was $1,431,000 at December 31, 2003. The Mortgage Loan agreement is secured by a first mortgage on the land, buildings and improvements of RCPC, and is payable in fifty-nine monthly installments of $7,951, plus interest, with a final installment on December 1, 2008, of approximately $962,000. The loan bears interest at the rate of 0.5% above Fleet's prime rate.

          (b) The Notes Payable, Fleet, consisted of two term loans payable by Ronson Aviation to Fleet with balances at December 31, 2003, totaling approximately $785,000. The notes bear interest at the rate of 1% over the prime rate, are collateralized by a specific aircraft and are guaranteed by the Company. On June 30, 2002, Ronson Aviation and Fleet amended the term loans to extend the payment terms to June 30, 2005. The notes are payable in monthly installments totaling $16,264 plus interest through June 2005 with final payments totaling about $492,000 on June 30, 2005.

          At December 31, 2003, fixed assets with a net book value of $3,187,000 and accounts receivable and inventories of $4,107,000 are pledged as collateral for the debt detailed in Notes 4 and 5.

          Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $3,800,000 at December 31, 2003, substantially all of which was restricted as to transfer to the Company and its other subsidiaries due to various covenants of their debt agreements at December 31, 2003.

          Long-term debt matures as follows: 2004, $293,000; 2005, $685,000;
2006, $95,000; 2007, $96,000; and 2008, $1,050,000.

          In December 2003, the Company entered into an interest rate swap agreement in order to manage interest rate exposure. Effectively, the Company converted its Mortgage Loan payable of variable-rate debt to fixed-rate debt with an effective interest rate of 7.45%. The interest rate swap is considered a cash flow hedge and is 100% effective. As a result, the mark-to-market value of both the fair value hedging instrument and the underlying debt obligation are recorded as equal and offsetting gains or losses in other expense. The interest rate swaps had a fair value of $(44,000) recorded in other noncurrent liabilities with the corresponding and offsetting adjustment to long-term debt also included in other noncurrent liabilities. The fair value of interest rate swap agreement, obtained from the financial institution, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

Note 6. LEASE OBLIGATIONS:

          Lease expenses consisting principally of office and warehouse rentals, totaled $514,000, $500,000 and $498,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

          At December 31, 2003, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                         Operating   Capitalized
                                                 Total     Leases       Leases
                                                 -----   ---------   -----------
Year Ending December 31:
2004 .........................................    $374      $337         $37
2005 .........................................     321       305          16
2006 .........................................     121       118           3
2007 .........................................       4         4          --
                                                  ----      ----         ---
Total obligations ............................    $820      $764          56
                                                  ====      ====
Less: Amount representing
      interest ...............................                             4
                                                                         ---

Present value of capitalized lease
   obligations ...............................                           $52
                                                                         ===

          Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                                    December 31,
                                                                     2003   2002
                                                                     ----   ----
Machinery and equipment .........................................    $172   $172
Less accumulated amortization ...................................     118     86
                                                                     ----   ----
                                                                     $ 54   $ 86
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

          In October 2003 RCPC entered into a lease agreement for a warehouse facility to be utilized by RCPC for finished goods storage and products shipments. The lease is to be effective upon completion by the landlord of agreed improvements, expected in the first quarter of 2004. The lease has an initial term of nine years and two three-year renewal options, with rent expense of approximately $11,000 per month.

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

          Plan assets primarily included common stocks (75%), a guaranteed annuity contract (9%), and 198,300 shares of common stock of the Company (14%). The stock of the Company held by the Plan was valued at $447,000 and $187,000 at December 31, 2003 and 2002, respectively.

          The Company uses a measurement date of December 31 for its pension plans. The benefit obligations below are equal to the accumulated benefit obligations. The following table sets forth the plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                         Year Ended December 31,
                                                              2003      2002
                                                            -------   -------
Change in Benefit Obligation:
   Benefit obligation at beginning of year ...........      $ 4,883   $ 4,848
   Service cost ......................................           22        17
   Interest cost .....................................          269       291
   Benefit increase ..................................           57        --
   Actuarial loss ....................................          174        44
   Increase in benefit obligation due to
      decreased discount rate ........................           --       168
   Benefits paid .....................................         (425)     (485)
                                                            -------   -------
   Benefit obligation at end of year .................        4,980     4,883
                                                            -------   -------

Change in Plan Assets:
   Fair value of plan assets at beginning
      of year ........................................        2,641     3,353
   Actual return on plan assets ......................          491      (710)
   Employer contributions ............................          493       483
   Benefits paid .....................................         (425)     (485)
                                                            -------   -------
   Fair value of plan assets at end of year ..........        3,200     2,641
                                                            -------   -------

   Funded status .....................................       (1,780)   (2,242)
   Unrecognized actuarial loss .......................        2,972     3,447
   Unrecognized prior service cost ...................           83        46
                                                            -------   -------
Net amount recognized ................................      $ 1,275   $ 1,251
                                                            =======   =======

Amounts Recognized in the Consolidated
   Balance Sheets Consist of:
      Accrued benefit liability ......................      $(1,780)  $(2,242)
      Intangible asset ...............................           83        46
      Accumulated other comprehensive loss,
         excluding the income tax effect .............        2,972     3,447
                                                            -------   -------
Net amount recognized ................................      $ 1,275   $ 1,251
                                                            =======   =======

          The weighted-average assumptions used in the benefit obligations were as follows:

                                                         Year Ended December 31,
                                                               2003   2002
                                                               ----   ----
Discount rate.........................................         5.50%  5.50%

          If the additional minimum liability recorded exceeds the unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders'

Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

          The Company's Consolidated Statements of Earnings included pension expense consisting of the following components (in thousands):

                                                         Year Ended December 31,
                                                           2003    2002    2001
                                                          -----   -----   -----
Components of net periodic benefit cost:
   Service cost ......................................    $  22   $  17   $  15
   Interest cost .....................................      269     291     304
   Expected return on plan assets ....................     (132)   (185)   (223)
   Amortization of prior service cost ................       20      46      47
   Recognized actuarial loss .........................      291     210     134
                                                          -----   -----   -----
   Net pension expense ...............................    $ 470   $ 379   $ 277
                                                          =====   =====   =====

          The weighted average assumptions used in computing the net period benefit cost were as follows:

                                                         Year Ended December 31,
                                                            2003   2002   2001
                                                            ----   ----   ----

Discount rate                                               5.5%   6.0%   6.5%
Expected long-term rate of return
   on plan assets                                           5.0%   5.5%   5.5%

          Contributions to the pension plan during 2004 are expected to be between $647,000 and $700,000.

          Investment objectives for the Company's U.S. plan assets are to:

          (1) optimize the long-term return on plan assets at an acceptable level of risk;

          (2)  maintain diversification across asset classes;

          (3)  maintain control of the risk level within each asset class; and

          (4)  focus on a long-term return objective.

          The Plan engages investment managers to manage the Plan's investments in equities, other than in the Company's stock. Investment guidelines are established with each investment manager. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. The Company does not expect to make further investments in the guaranteed annuity contract or in the stock of the Company. To determine the expected long-term rate of return assumption on plan assets, the Company uses a conservative estimate of future returns.

          The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $59,000, $68,000 and $70,000 for this plan were recorded in 2003, 2002 and 2001, respectively.

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

          The Company is involved in a State of New Jersey Corporation Business Tax audit for the years ended December 31, 1997 through December 31, 2000. The total claimed by the State of New Jersey is approximately $144,000, related to availability of net operating loss carryforwards from 1995. The Company has appealed the determination by the New Jersey Division of Taxation. Management believes that the Company will not be liable for the assessment. The Company has accrued the expected cost of defense in the matter.

          The Company is involved in a shareholders derivative action, and the Company incurred approximately $460,000 in net legal costs related to the matter in 2003. These costs were net of the associated insurance reimbursement of about $302,000. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with this proceeding.

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

          The Company has an employment contract with an officer of the Company which expires on December 31, 2004, which, upon its expiration on that date, will be replaced by an employment contract expiring December 31, 2007. Base salaries in the years 2004, 2005, 2006, and 2007 are $616,119, $637,683,
$660,002, and $683,102, respectively, with the increases subject to the Company reporting operating earnings in the year prior to each increase. Both the existing and new contracts also provide for additional compensation and benefits, including a death benefit equal to two years' salary. The Company has purchased term insurance to provide coverage for a substantial portion of the potential death benefit.

Note 9. PREFERRED STOCK:

          Each share of 12% Cumulative Convertible Preferred Stock has a stated value of $0.01 per share and a liquidation preference of $1.75 per share ($61,000 at December 31, 2003, in the aggregate) plus accrued dividends. The shares are non-voting and have a right to cumulative dividends at the annual rate of $0.21 per share. The holders of the preferred shares may, at any time, convert each preferred share into 1.1025 shares of common stock (1.157625 shares of common stock after April 15, 2004) unless the preferred shares were previously redeemed. The Company has the option to redeem all or part of the preferred stock at $2.25 per share plus accrued dividends. There were no dividends in arrears at December 31, 2003.

          On February 12, 2004, the Company's Board of Directors approved the redemption of the 34,875 shares of the Company's 12% Cumulative Convertible Preferred Stock which remains outstanding. In accordance with the terms of the preferred stock, the redemption price is $2.25 per share. The Company expects to mail the related information to the holders of preferred shares in early April 2004, and the redemption to be completed on May 15, 2004. Prior to its redemption, the preferred stock will continue to be convertible into common stock, at the rate of 1.157625 common shares per preferred share, after adjustment for the 5% stock dividend payable April 15, 2004. Fractional shares of common stock issuable upon conversion will be paid for in cash at the closing market price of the Company's common stock on April 15, 2004.

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

Note 10. STOCK OPTIONS:

          The Company has two incentive stock option plans which provide for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers, directors and other key employees of the Company and its subsidiaries at not less than 100% of the fair market value on the date on which options are granted. On November 27, 2001, the stockholders approved the adoption of the Company's 2001 Incentive Stock Option Plan which provides for the grant of options for up to 144,703 shares of common stock. In August 1996 the stockholders approved the adoption of the Company's 1996 Incentive Stock Option Plan which provides for the grant of options for up to 115,763 shares of common stock. Options granted under the plans are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

          Prior to 2003, the Company measured stock compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost was recognized for stock option awards Granted in 2002 and 2001. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to the awards made in, 2002 and 2001 consistent with the provisions of SFAS No. 123 (in thousands, except per share data):

                                                         Year Ended December 31,
                                                           2003   2002   2001
                                                           ----   ----   ----
Earnings from Continuing Operations, as
   reported                                                $703   $ 42   $531

Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                --     --     --

Deduct: Total stock-based employee compen-
   sation expense determined under fair value
   based method for all awards, net of related
   tax effects                                               --    (27)   (21)
                                                           ----   ----   ----

Pro forma Earnings from Continuing Operations               703     15    510

Earnings from Discontinued Operations                        --    170     --
                                                           ----   ----   ----
Pro forma Net Earnings                                     $703   $185   $510
                                                           ====   ====   ====
Basic Net Earnings per share:
   As reported                                             $.17   $.05   $.13
   Pro forma                                                .17    .04    .13

Diluted Net Earnings per share:
   As reported                                             $.17   $.05   $.13
   Pro forma                                                .17    .04    .13

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

                                                       Year Ended December 31,
                                                     2003       2002      2001
                                                    -------   -------   --------
Risk-free interest rate                                3.25%      2.5%      4.0%
Dividend yield                                            0%        0%        0%
Volatility factor -
   expected market price of Company's
   common stock                                         0.8       0.5       0.5
Weighted average expected life
   of options                                       5 years   5 years   5 years

          A summary of the Company's stock option activity and related information for the three years ended December 31, 2003, were as follows:

                                                    Number of   Weighted Average
                                                     Options     Exercise Price
                                                    ---------   ----------------
Outstanding at December 31, 2000 ................    120,625          $2.39
   Granted ......................................     71,425           1.08
   Expired/Cancelled ............................    (93,939)          2.46

Outstanding at December 31, 2001 ................     98,111           1.37
   Granted ......................................     95,918           1.06
   Exercised ....................................    (34,040)          1.11
                                                     -------

Outstanding at December 31, 2002 ................    159,989           1.24
   Granted ......................................         --
   Exercised ....................................    (22,050)          1.13
   Expired ......................................     (1,389)          1.04
                                                     -------

Outstanding at December 31, 2003 ................    136,550          $1.25
                                                     =======          =====

Exercisable at December 31, 2003 ................    136,550          $1.25
                                                     =======          =====

Weighted average fair value of options
   granted during the year for options
   on which the exercise price:
Equals the market price on the grant date           (1)  $
                                                          ======

Exceeds the market price on the grant date          (1)  $
                                                          ======

          (1) No options were granted in the year ended December 31, 2003.

          Exercise prices for options outstanding as of December 31, 2003, ranged as follows: 109,869 options from $1.03 to $1.04 per share, and 26,681 options from $2.09 to $2.30 per share. The weighted average contractual life of those options was 2.85 years.

Note 11. STATEMENTS OF CASH FLOWS:

          Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

          Supplemental disclosures of cash flow information are as follows (in thousands):

                                                         Year Ended December 31,
                                                            2003   2002   2001
                                                            ----   ----   ----
Cash Payments for:
   Interest...........................................      $283   $291   $492
   Income taxes.......................................        54     12     27

Financing & Investing Activities
   Not Affecting Cash:
   Capital lease obligations incurred.................        --     18     --

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

          The aviation services segment represents the fueling, chartering, servicing and sales of fixed wing aircraft and servicing of helicopters. Aircraft are sold through Company sales personnel. Ronson Aviation provides a wide range of general aviation services to the general public and to government agencies located in the vicinity of its facilities in Trenton, New Jersey.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from continuing operations before intercompany charges and income taxes.

          Financial information by industry segment is summarized below (in thousands):

                                                      2003      2002      2001
                                                      ----      ----      ----
Net sales:
   Consumer Products ............................   $16,773   $14,232   $15,709
   Aviation Services ............................     9,967     9,369    12,996
                                                    -------   -------   -------
      Consolidated ..............................   $26,740   $23,601   $28,705
                                                    =======   =======   =======

Earnings (loss) before interest, other
   items, and intercompany charges:
   Consumer Products ............................   $ 2,610   $ 1,201   $ 1,952
   Aviation Services ............................     1,454     1,370     1,518
                                                    -------   -------   -------
   Total Reportable Segments ....................     4,064     2,571     3,470
   Corporate and others .........................    (2,143)   (1,972)   (1,737)
   Other charges ................................      (460)       --      (232)
                                                    -------   -------   -------
      Consolidated ..............................   $ 1,461   $   599   $ 1,501
                                                    =======   =======   =======

Interest expense:
   Consumer Products ............................   $    85   $   116   $   172
   Aviation Services ............................        67        80       198
                                                    -------   -------   -------
   Total Reportable Segments ....................       152       196       370
   Corporate and others .........................       156       158       163
                                                    -------   -------   -------
      Consolidated ..............................   $   308   $   354   $   533
                                                    =======   =======   =======

Depreciation and amortization:
   Consumer Products ............................   $   252   $   256   $   259
   Aviation Services ............................       398       405       428
                                                    -------   -------   -------
   Total Reportable Segments ....................       650       661       687
   Corporate and others .........................         8        10        39
                                                    -------   -------   -------
      Consolidated ..............................   $   658   $   671   $   726
                                                    =======   =======   =======

Earnings (loss) from continuing
   operations before intercompany
   charges and taxes:
   Consumer Products ............................   $ 2,521   $ 1,019   $ 1,755
   Aviation Services ............................     1,374     1,305     1,316
                                                    -------   -------   -------
   Total Reportable Segments ....................     3,895     2,324     3,071
   Corporate and others .........................    (2,284)   (2,212)   (1,983)
   Other charges ................................      (460)       --      (232)
                                                    -------   -------   -------
      Consolidated ..............................   $ 1,151   $   112   $   856
                                                    =======   =======   =======

Segment assets:
   Consumer Products ............................   $ 4,569   $ 4,652   $ 4,660
   Aviation Services ............................     5,281     5,133     4,793
                                                    -------   -------   -------
   Total Reportable Segments ....................     9,850     9,785     9,453
   Corporate and others .........................     1,551     1,691     1,391
   Discontinued operations ......................     1,202     1,412     1,783
                                                    -------   -------   -------
      Consolidated ..............................   $12,603   $12,888   $12,627
                                                    =======   =======   =======

Segment expenditures for
   long-lived assets:
   Consumer Products ............................   $   152   $   323   $   151
   Aviation Services ............................       267       600       384
                                                    -------   -------   -------
   Total Reportable Segments ....................       419       923       535
   Corporate and others .........................         3         3         3
                                                    -------   -------   -------
      Consolidated ..............................   $   422   $   926   $   538
                                                    =======   =======   =======

          Geographic Information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                                                       Year Ended December 31,
                                                       2003      2002      2001
                                                       ----      ----      ----
Net Sales (1):
United States ....................................   $24,826   $21,809   $26,847
Canada ...........................................     1,534     1,538     1,645
Other foreign countries ..........................       380       254       213
                                                     -------   -------   -------
                                                     $26,740   $23,601   $28,705
                                                     =======   =======   =======

                                                                  December 31,
                                                                  2003     2002
                                                                  ----     ----
Long-Lived Assets:
United States ................................................   $4,029   $4,274
Canada .......................................................       15       16
                                                                 ------   ------
                                                                 $4,044   $4,290
                                                                 ======   ======

          (1) Net sales are attributed to countries based on location of customer.

          The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

          For the years ended December 31, 2003 and 2002, net sales which amounted to approximately $4,276,000 and $3,675,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to one customer. As of December 31, 2003 and 2002, accounts receivable from that customer amounted to approximately 21% and 22%, respectively, of Consolidated Accounts Receivable. No other customer accounted for more than 10% of Consolidated Net Sales or Consolidated Accounts Receivable for the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, no customer accounted for more than 10% of Consolidated Net Sales or Consolidated Accounts Receivable.

Note 13. ACCUMULATED OTHER COMPREHENSIVE LOSS:

          Comprehensive income is included in the Statements of Consolidated Stockholders' Equity. The components of Accumulated Other Comprehensive Loss as shown on the Consolidated Balance Sheets were as follows:

                               Foreign Currency    Minimum    Accumulated Other
                                  Translation      Pension      Comprehensive
                                  Adjustments     Liability         Loss
                               ----------------   ---------   -----------------
Balance at December 31, 2000         $ 58          $1,035          $1,093
Current period change                  20             828             848
Income tax benefit                     (8)           (331)           (339)
                                     ----          ------          ------

Balance at December 31, 2001           70           1,532           1,602
Current period change                   1             897             898
Income tax benefit                     (1)           (358)           (359)
                                     ----          ------          ------

Balance at December 31, 2002           70           2,071           2,141
Current period change                 (96)           (477)           (573)
Income tax benefit                     38             190             228
                                     ----          ------          ------

Balance at December 31, 2003         $ 12          $1,784          $1,796
                                     ====          ======          ======

Note 14. CONCENTRATIONS:

          During 2003 and at year-end a subsidiary had cash deposits in a bank in excess of FDIC insured limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

          Ronson Consumer Products currently purchases lighter products and torches from manufacturers in Spain, Peoples Republic of China and Taiwan. Since there are a number of sources of similar lighter products, management believes that other suppliers could provide lighters on comparable terms. A change of suppliers, however, might cause a delay in delivery of the Company's lighter products and torches and, possibly, a short-term loss in sales which could have a short-term adverse effect on operating results.

Note 15. RELATED PARTY TRANSACTIONS:

          In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period of 18 months expiring on April 7, 2000. The Company and Mr. Dinger entered into a new consulting agreement to be effective upon the expiration date of the original agreement. The new agreement provides that Mr. Dinger will continue to perform consulting services for the Company for a period of 48 months through April 7, 2004 at a fee of $7,000 per month. Mr. Dinger was compensated $84,000 during each of the years ended December 31, 2003, 2002 and 2001, under the agreements. In March 2004 this agreement was extended for 30 days.

          In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. In 2000 Mr. Dinger granted a new option to the Company, to purchase the 478,870 shares of the Company's common stock now held by Mr. Dinger. The option is for a period of 48 months, expiring April 7, 2004. The exercise price of the option was $5.25 per share for the first two years, and the option price in the second two-year period is $7.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of the new option agreement, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. In March 2000 Mr. Dinger purchased 263,360 shares of newly issued restricted common stock of the Company at a price of $2.16 per share. The Company expended $48,000 for the options during each of the years ended December 31, 2003, 2002 and 2001, which were charged to Additional Paid-in Capital. In March 2004 this agreement was extended for 30 days.

          The Company incurred costs for consulting services under agreements with two directors of the Company of $128,000, $128,000, and $133,000, in the years ended December 31, 2003, 2002 and 2001, respectively. The Company incurred costs of $2,000 and $26,000 in the years ended December 31, 2002 and 2001, respectively, (none in 2003) for legal fees to a firm having a member who is also a director and an officer of the Company, with these fees primarily related to the Prometcor environmental matters.

          FORM 10-K -- ITEM 15 (a) (2) and (d)

          RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

          LIST OF FINANCIAL STATEMENT SCHEDULES

               Schedule I   Condensed Financial Information
                                      of Company

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
   Ronson Corporation:

Under date of February 25, 2004, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, and cash flows for each of the years in the three year period ended December 31, 2003 as contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
February 25, 2004

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS
(dollars in thousands)

                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
                         ASSETS
CURRENT ASSETS:
Cash ....................................................   $     --   $     29
Other current assets ....................................        298        233
                                                            --------   --------
      Total Current Assets ..............................        298        262

Property, plant, and equipment ..........................        154        252
Less accumulated depreciation and amortization ..........        143        236
                                                            --------   --------
                                                                  11         16
Other assets ............................................      5,729      4,975
                                                            --------   --------
TOTAL ASSETS ............................................   $  6,038   $  5,253
                                                            ========   ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of lease obligations ....................   $      5   $      5
Accounts payable ........................................        276        171
Other current liabilities ...............................      1,169        843
                                                            --------   --------
      Total Current Liabilities .........................      1,450      1,019

Long-term lease obligations .............................         --          5
Pension obligation ......................................      1,113      1,771

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock .........................................         --         --
Common stock ............................................      4,128      4,106
Additional paid-in capital ..............................     29,510     29,556
Accumulated deficit .....................................    (26,770)   (27,466)
Accumulated other comprehensive loss ....................     (1,796)    (2,141)
                                                            --------   --------
                                                               5,072      4,055
Less cost of treasury shares:
   2003 and 2002, 73,232 common shares ..................      1,597      1,597
                                                            --------   --------
                                                               3,475      2,458
                                                            --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $  6,038   $  5,253
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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF EARNINGS
(dollars in thousands)

                                                         YEAR ENDED DECEMBER 31,
                                                         2003     2002     2001
                                                        ------   ------   ------
Management administration (from wholly
   owned subsidiaries eliminated in consolidation) ..   $2,909   $2,279   $2,370
                                                        ------   ------   ------

Costs and expenses:
   General and administrative expenses ..............    2,602    1,968    1,734
   Interest expense (includes intercompany
      interest expense of $ 100, $ 100 and $ 113
      in 2003, 2002 and 2001, respectively,
      eliminated in consolidation) ..................      155      157      162
   Non-operating expense - net ......................       48       82       83
                                                        ------   ------   ------
                                                         2,805    2,207    1,979
                                                        ------   ------   ------

EARNINGS BEFORE INCOME TAXES AND EQUITY IN NET
   EARNINGS OF SUBSIDIARIES .........................      104       72      391

Income tax provisions (benefits) ....................       48      (70)     106

Equity in net earnings of subsidiaries
   (includes earnings from discontinued operations of
   $ 170 in 2002) ...................................      647       70      246
                                                        ------   ------   ------
NET EARNINGS ........................................   $  703   $  212   $  531
                                                        ======   ======   ======

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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
     (dollars in thousands)

                                                         YEAR ENDED DECEMBER 31,
                                                           2003    2002    2001
                                                          -----   -----   -----

Cash Flows from Operating Activities:
Net earnings .........................................    $ 703   $ 212   $ 531
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Equity in net earnings of subsidiaries ............     (647)    (70)   (246)
   Depreciation and amortization .....................        8      10      19
   Deferred income tax expenses (benefits) ...........       22      85     (30)
   Increase (decrease) in cash from changes in
      current assets and current liabilities .........      170      10     (13)
   Decrease (increase) in net advances to
      subsidiaries ...................................     (158)     75    (272)
   Net change in pension-related accounts ............      (71)   (126)     65
   Other .............................................      (17)    (72)      1
                                                          -----   -----   -----
      Net cash provided by operating activities ......       10     124      55
                                                          -----   -----   -----

Cash Flows from Investing Activities:
      Net cash used in investing activities,
         capital expenditures ........................       (3)     (3)     (3)
                                                          -----   -----   -----

Cash Flows from Financing Activities:
Proceeds from issuance of common stock ...............       24      39      --
Payments of long-term lease obligations ..............       (5)     (5)     (4)
Payments of preferred dividends ......................       (7)    (77)     --
Other ................................................      (48)    (49)    (48)
                                                          -----   -----   -----
      Net cash used in financing activities ..........      (36)    (92)    (52)
                                                          -----   -----   -----
Net increase (decrease) in cash ......................      (29)     29      --

Cash at beginning of year ............................       29      --      --
                                                          -----   -----   -----

Cash at end of year ..................................    $  --   $  29   $  --
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

 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RONSON CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A: Condensed Financial Statements.

          The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

          The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

          The Company has authorized 5,000,000 shares of preferred stock with no par value. Outstanding shares of 12% Cumulative Convertible Preferred Stock were 34,875 at December 31, 2003 and 2002.

          The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 4,055,223 and 4,033,173 were outstanding at December 31, 2003 and 2002, respectively, adjusted for a 5% stock dividend declared February 12, 2004.

NOTE B: Other Assets.

                                                                  December 31,
                                                                 (in thousands)
                                                                  2003     2002
                                                                 ------   ------
Investment in subsidiaries                                       $3,509   $2,752
Deferred income tax assets, net                                     934    1,112
Net advances to subsidiaries                                      1,001      843
Other                                                               285      268
                                                                 ------   ------
                                                                 $5,729   $4,975
                                                                 ======   ======

          Investment in subsidiaries was eliminated in consolidation. The net advances to subsidiaries of $1,001,000 and $843,000 at December 31, 2003 and 2002, respectively, were eliminated in consolidation.

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

          In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 2003, 2002 and 2001, the Company and its subsidiaries recorded the expenses (benefits) of net deferred income tax assets of $313,000, $20,000, and $320,000, respectively, of which $22,000, $85,000 and $(30,000), respectively, were allocated to the Company.

NOTE E: Statements of Cash Flows.

          Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Condensed Statements of Cash Flows.