Form 10-Q
period 2004-03-31
RONSON CORP
filed 2004-05-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

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

As of April 30, 2004, there were 4,055,490 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEETS:
                 MARCH 31, 2004 AND DECEMBER 31, 2003                          3

               CONSOLIDATED STATEMENTS OF OPERATIONS:
                 QUARTER ENDED MARCH 31, 2004 AND 2003                         4

               CONSOLIDATED STATEMENTS OF CASH FLOWS:
                 QUARTER ENDED MARCH 31, 2004 AND 2003                         5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS                                              12

          ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK                                       14

          ITEM 4 - CONTROLS AND PROCEDURES                                    14

PART II - OTHER INFORMATION:

          ITEM 1 - LEGAL PROCEEDINGS                                          15

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           16

SIGNATURES                                                                    17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              ----------------------------------------------------
                            (in thousands of dollars)

                                                         March 31,        December 31,
                                                           2004               2003
                                                        -----------       ------------
                                                        (unaudited)
                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $       998       $       664
Accounts receivable, net                                      1,609             2,198
Inventories:
   Finished goods                                             2,815             1,495
   Work in process                                               25                25
   Raw materials                                                444               383
                                                        -----------       -----------
                                                              3,284             1,903
Other current assets                                          1,113             1,183
                                                        -----------       -----------
             TOTAL CURRENT ASSETS                             7,004             5,948
                                                        -----------       -----------

Property, plant and equipment, at cost:
   Land                                                           6                 6
   Buildings and improvements                                 5,271             4,782
   Machinery and equipment                                    7,462             7,232
   Construction in progress                                      50                53
                                                        -----------       -----------
                                                             12,789            12,073
Less accumulated depreciation and amortization                8,183             8,029
                                                        -----------       -----------
                                                              4,606             4,044

Other assets                                                  2,644             2,611
                                                        -----------       -----------
                                                        $    14,254       $    12,603
                                                        ===========       ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                         $     1,359       $       847
Current portion of long-term debt and leases                    380               325
Accounts payable                                              2,255             1,632
Accrued expenses                                              2,686             2,683
Current liabilities of discontinued operations                  321               324
                                                        -----------       -----------
             TOTAL CURRENT LIABILITIES                        7,001             5,811
                                                        -----------       -----------

Long-term debt and leases                                     2,384             1,946
Other long-term liabilities                                   1,074             1,371

STOCKHOLDERS' EQUITY:
Common stock                                                  4,129             4,128
Additional paid-in capital                                   29,497            29,510
Accumulated deficit                                         (26,497)          (26,770)
Accumulated other comprehensive loss                         (1,737)           (1,796)
                                                        -----------       -----------
                                                              5,392             5,072
Less cost of treasury shares                                  1,597             1,597
                                                        -----------       -----------
             TOTAL STOCKHOLDERS' EQUITY                       3,795             3,475
                                                        -----------       -----------
                                                        $    14,254       $    12,603
                                                        ===========       ===========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           ----------------------------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                                           Quarter Ended
                                                             March 31,
                                                   ----------------------------
                                                      2004             2003
                                                      ----             ----

NET SALES                                          $     7,049      $     5,838
                                                   -----------      -----------

Cost and expenses:
   Cost of sales                                         4,329            3,793
   Selling, shipping and advertising                       831              789
   General and administrative                            1,159            1,127
   Depreciation and amortization                           169              164
                                                   -----------      -----------
                                                         6,488            5,873
                                                   -----------      -----------

EARNINGS (LOSS) FROM OPERATIONS                            561              (35)
                                                   -----------      -----------

Other expense:
   Interest expense                                         72               87
   Other-net                                                11               12
                                                   -----------      -----------
                                                            83               99
                                                   -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                        478             (134)

Income tax provision (benefit)                             203              (62)
                                                   -----------      -----------

NET EARNINGS (LOSS)                                $       275      $       (72)
                                                   ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:

    Basic                                          $      0.07      $     (0.02)
                                                   ===========      ===========

    Diluted                                        $      0.07      $     (0.02)
                                                   ===========      ===========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------
                      (in thousands of dollars) (unaudited)

                                                                       Quarter Ended
                                                                         March 31,
                                                              -----------------------------
                                                                  2004              2003
                                                                  ----              ----
Cash Flows from Operating Activities:
Net earnings (loss)                                           $       275       $       (72)
Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                    169               164
     Deferred income tax expense (benefit)                            196               (76)
     Increase in cash from changes in current
         assets and current liabilities                              (228)              543
     Net change in pension-related accounts                          (101)                5
     Other                                                           (190)              (23)
                                                              -----------       -----------
           Net cash provided by operating activities                  121               541
                                                              -----------       -----------

Cash Flows from Investing Activities:
           Net cash used in investing activities,
                capital expenditures                                 (633)              (70)
                                                              -----------       -----------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                         916                --
Proceeds from long-term debt                                          440                --
Payments of short-term debt                                          (404)             (174)
Payments of long-term debt                                            (75)              (71)
Payments of long-term lease obligations                               (17)               (9)
Other                                                                 (14)              (14)
                                                              -----------       -----------

           Net cash provided by (used in)
                financing activities                                  846              (268)
                                                              -----------       -----------

     Net increase in cash and cash equivalents                        334               203

     Cash and cash equivalents at beginning of period                 664               312
                                                              -----------       -----------

     Cash and cash equivalents at end of period               $       998       $       515
                                                              ===========       ===========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 2004 (UNAUDITED)

Note 1: ACCOUNTING POLICIES

      Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 2004 and 2003, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

      This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

Note 2: PER COMMON SHARE DATA

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                                   Quarter Ended March 31,
                                         -----------------------------------------------------------------------
                                                        2004                                   2003
                                         ----------------------------------       ------------------------------
                                                                      Per                                  Per
                                                                     Share                                Share
                                         Earnings      Shares        Amount       Loss       Shares(2)    Amount
                                         --------      ------        ------       ----       ---------    ------
Net earnings (loss) ..............       $   275                                $   (72)
Less accrued dividends on
  preferred stock ................            (2)                                    (2)
                                         -------                                -------

  BASIC                                  $   273         4,055       $0.07      $   (74)        4,033      $(0.02)
                                         =======       =======       =====      =======       =======      ======
Effect of dilutive
  securities (1):
  Stock options ..................                          68                                     --
  Cumulative convertible
   preferred stock ...............       $     2            40                  $    --            --
                                         -------       -------                  -------       -------

  DILUTED                                $   273         4,163       $0.07      $   (74)        4,033      $(0.02)
                                         =======       =======       =====      =======       =======      ======

      (1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the quarter ended March 31, 2003, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for that period.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 12, 2004.

Note 3: SHORT-TERM DEBT

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan, now expiring on June 30, 2005. The Revolving Loan provides a line of credit up to

$2,500,000 to RCPC based on accounts receivable and inventory. At March 31, 2004, RCPC utilized no borrowings under the Revolving Loan.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At March 31, 2004, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Fleet for a Revolving Loan. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At March 31, 2004, Ronson Aviation utilized no borrowings under the Revolving Loan.

      At March 31, 2004, Ronson Aviation had notes payable of $1,359,000 due to Raytheon Aircraft Credit Corp. The notes are collateralized by specific aircraft included in finished goods inventories and are to be repaid from the proceeds from the sale of the aircraft.

Note 4: LONG-TERM DEBT

     On December 1, 2003, the Company, RCPC and Fleet amended the Company's Mortgage Loan, extending the expiration to December 1, 2008. The Mortgage Loan balance was $1,408,000 at March 31, 2004. The Mortgage Loan agreement is payable in monthly installments of $7,951, plus interest, with a final installment on December 1, 2008, of approximately $962,000. The loan bears interest at the rate of 0.5% above Fleet's prime rate. The Company and Fleet have entered into an interest rate swap contract which effectively fixes the interest rate on the Mortgage Loan at 7.45%.

      Ronson Aviation has two term loans payable to Fleet with balances at March 31, 2004, totaling approximately $736,000. The loans are collateralized by specific aircraft and expire on June 30, 2005.

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord has provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with a final payment of $150,000 due at the end of the initial nine-year term, and secured by a letter of credit in the amount of $150,000.

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

      In 2002 Prometcor completed the environmental clearance of its property in Newark, N.J. The final parcel of the property was sold in May 2002 with the Company retaining responsibility for the groundwater-related activities. The Company's plan to resolve groundwater issues has not yet been approved by the NJDEP. Related costs will be incurred over an extended number of years. In calculating and accruing these costs, the Company has discounted the costs to the present value. The liability for these estimated costs and expenses as recorded in the financial statements was based, in accordance with normal accounting practices, on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is approximately $600,000 above the lower limit. The full extent of the costs and time required for completion of the NJDEP environmental clearance is not determinable until the remediation and confirmatory testing of the properties have been completed and accepted by the NJDEP.

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

      The Company is involved in shareholder litigation, and the Company incurred approximately $510,000 in net legal costs related to the matter in 2003 and the first quarter of 2004. These costs were net of the associated insurance reimbursement of about $430,000. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with this proceeding.

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

Note 6: PREFERRED STOCK

      On February 12, 2004, the Company's Board of Directors approved the redemption of the 34,875 shares of the Company's 12% Cumulative Convertible Preferred Stock which remained outstanding. In accordance with the terms of the preferred stock, the redemption price is $2.25 per share. The Company expects the redemption to be completed on May 31, 2004. Prior to its redemption, the preferred stock will continue to be convertible into common stock, at the rate of 1.157625 common shares per preferred share, after adjustment for the 5% stock dividend payable April 15, 2004. Fractional shares of common stock issuable upon conversion will be paid for in cash at $2.71 per common share, the closing market price of the Company's common stock on April 15, 2004.

Note 7: INDUSTRY SEGMENTS INFORMATION

      The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

      Financial information by industry segment is summarized below (in thousands):

                                                       Quarter Ended March 31,
                                                       -----------------------
                                                        2004            2003
                                                        ----            ----

Net sales:
  Consumer Products                                   $   4,749       $   3,608
  Aviation Services                                       2,300           2,230
                                                      ---------       ---------

    Consolidated                                      $   7,049       $   5,838
                                                      =========       =========
Earnings (loss) from operations:
  Consumer Products                                   $     767       $     318
  Aviation Services                                         351             219
                                                      ---------       ---------

  Total reportable segments                               1,118             537
  Corporate and others                                     (507)           (552)
  Other charges                                             (50)            (20)
                                                      ---------       ---------

    Consolidated                                      $     561       $     (35)
                                                      =========       =========
Earnings (loss) before intercompany
  charges and income taxes:
  Consumer Products                                   $     756       $     293
  Aviation Services                                         332             197
                                                      ---------       ---------

  Total reportable segments                               1,088             490
  Corporate and others                                     (560)           (604)
  Other charges                                             (50)            (20)
                                                      ---------       ---------

    Consolidated                                      $     478       $    (134)
                                                      =========       =========

Note 8: COMPREHENSIVE INCOME

      Comprehensive Income is the change in equity during a period from transactions and other events from nonowner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income (loss) separately in the equity section of the Consolidated Balance Sheets.

      Changes in the components of Other Comprehensive Loss (Income) and in Accumulated Other Comprehensive Loss (Income) were as follows (in thousands):

                                          Foreign Currency        Minimum         Accumulated Other
                                            Translation           Pension          Comprehensive
                                            Adjustments          Liability              Loss
                                            -----------          ---------              ----
Balance at December 31, 2003                 $      12           $   1,784           $   1,796
Current period change                              (31)                (66)                (97)
Income tax expense                                  12                  26                  38
                                             ---------           ---------           ---------
Balance at March 31, 2004                    $      (7)          $   1,744           $   1,737
                                             =========           =========           =========

Balance at December 31, 2002                 $      70           $   2,071           $   2,141
Current period change                              (24)                (73)                (97)
Income tax expense                                   9                  29                  38
                                             ---------           ---------           ---------
Balance at March 31, 2003                    $      55           $   2,027           $   2,082
                                             =========           =========           =========

Note 9: STATEMENTS OF CASH FLOWS

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                             Quarter Ended
                                                                March 31,
                                                        -----------------------
                                                        2004               2003
                                                        ----               ----
            Cash payments for:
                  Interest .................          $     82          $     75
                  Income taxes .............                20                --

            Financing & Investing Activities
              Not Affecting Cash:
              Capital lease obligations
              incurred                                     145                --

Note 10: RETIREMENT PLANS

     The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                     Quarter Ended March 31,
                                                     -----------------------
                                                        2004         2003
                                                        ----         ----
  Service cost                                         $   6        $   6
  Interest cost                                           69           67
  Expected return on plan assets                         (40)         (33)
  Recognized actuarial losses                             66           73
  Recognized prior service cost                            4            5
                                                       -----        -----
    Net pension expense                                $ 105        $ 118
                                                       =====        =====

      Contributions to the pension plan during 2004 are expected as follows (in thousands):

  Paid in the quarter ended March 31, 2004                         $ 204
  Expected to be paid in the balance of 2004                         478
                                                                   -----

  Total expected to be paid in the year ending December 31, 2004   $ 682
                                                                   =====



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

RESULTS OF OPERATIONS

First Quarter 2004 Compared to First Quarter 2003.

      The Company's Net Sales increased 21% to $7,049,000 in the first quarter of 2004 as compared to $5,838,000 in the first quarter of 2003. The Company's Net Earnings increased by $347,000 in the first quarter of 2004 to $275,000 as compared to a Net Loss of $72,000 in the first quarter of 2003. The Company's Operating Earnings ("Earnings before Other Charges, Interest, Other Items and Income Taxes") increased by $626,000 in the first quarter of 2004 to $611,000 from a loss of $15,000 in the first quarter of 2003.

Ronson Consumer Products
(in thousands)
                                                      Quarter Ended
                                                        March 31,
                                                  --------------------
                                                    2004        2003
                                                    ----        ----

         Net sales                                $ 4,749     $ 3,608
         Earnings from operations                     767         318
         Earnings before income taxes and
          intercompany charges                        756         293

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 32% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to increased sales of flame accessory products and to sales of the new Ronson Tech Torch which began in the second quarter of 2003.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 57% in the first quarter of 2004 from 59% in the first quarter of 2003 due primarily to the increased sales in 2004.

      Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, decreased to 17% in the first quarter of 2004 from 22% in the first quarter of 2003 primarily due to the increased sales in 2004 and to a reduction in the portion of sales subject to commissions. General and Administrative Expenses, as a percentage of Net Sales, were reduced to 8% in the first quarter of 2004 from 9% in the first quarter of 2003 primarily due to the increased sales in 2004.

Ronson Aviation
(in thousands)
                                                     Quarter Ended
                                                        March 31,
                                                 --------------------
                                                   2004         2003
                                                   ----         ----

         Net sales                               $ 2,300      $ 2,230
         Earnings from operations                    351          219
         Earnings before income taxes and
          intercompany charges                       332          197

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 3% in the first quarter of 2004 from the first quarter of 2003 primarily due to increased sales of aircraft fuel partially offset by reduced sales of aircraft maintenance services.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 70% in the first quarter of 2004 from 75% in the first quarter of 2003. The decrease in the Cost of Sales percentage in 2004 was primarily due to the higher fuel sales in 2004.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses were reduced to 10% in the first quarter of 2004 compared to 11% in the first quarter of 2003 primarily due to the increased sales in 2004.

Other Items

      The General and Administrative Expenses of Corporate and Other were lower in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to reduced personnel costs and to lower pension expense.

      The Other Charges in the first quarter of 2004 and 2003 of $50,000 and $20,000, respectively, were the legal fees incurred related to stockholder litigation. (Refer to Item 1 of Part II of this Form 10-Q.)

FINANCIAL CONDITION

      The Company's Stockholders' Equity increased to $3,795,000 at March 31, 2004, from $3,475,000 at December 31, 2003. The increase of $320,000 in
Stockholders' Equity was primarily due to the Net Earnings in the first quarter of 2004. The Company had working capital of $3,000 at March 31, 2004, as compared to $137,000 at December 31, 2003. The decline in working capital was primarily due to a reduction in the long-term pension obligation by $303,000 and to deposits of $250,000 on equipment to be leased, partially offset by the Net Earnings in 2004.

      The increase in Buildings and Improvements and in Long-Term Debt in the first quarter of 2004 were primarily due to the leasehold improvements of $440,000 at RCPC's newly-leased warehouse. The leasehold improvements were financed by the lessor.

      Finished Goods Inventories and Short-Term Debt increased in the first quarter of 2004 due to the delivery of an aircraft to Ronson Aviation, at a cost of $946,000, for resale. At March 31, 2004, the Short-term Debt consisted solely of two notes payable for two aircraft in Ronson Aviation's inventory. At March 31, 2004, the Company utilized no borrowings under its revolving loans.

      Accounts Payable increased to $2,255,000 at March 31, 2004, from $1,632,000 at December 31, 2003, due to the timing of purchases and payments.

      Capital Expenditures and Proceeds from Long-Term Debt included the leasehold improvements of $440,000 of RCPC's newly-leased finished goods warehouse financed by the lessor.

      On February 12, 2004, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend was issued on April 15, 2004, to stockholders of record April 1, 2004. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

      On May 7, 2004, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.01 per common share. The cash dividend is payable on June 18, 2004, to stockholders of record June 1, 2004.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first three months of 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson,
-------------------------------------------------------------------------
Erwin M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder,
------------------------------------------------------------------
Saul H. Weisman, Carl W. Dinger III and Ronson Corporation
----------------------------------------------------------

      On March 25, 2003, a derivative lawsuit was filed against the directors of Ronson in the Superior Court of New Jersey, Chancery Division, Essex County by Steel Partners II, L.P. and Warren G. Lichtenstein. The lawsuit alleges, among other matters, breach of fiduciary duty and an absence of disinterestedness by the defendants, and use of corporate control to advance their own interests. The lawsuit seeks monetary damages on behalf of Ronson as well as equitable relief to invalidate the Company's shareholder rights agreement and certain consulting agreements, to enjoin performance of agreements with certain directors and to require the Company's President and C.E.O. to divest those shares acquired, and not to acquire additional shares while the shareholder rights agreement has been or remains in place. A special committee of two independent directors was created by the Board of Directors of the Company to investigate and evaluate the allegations made in the lawsuit. The committee concluded that none of the directors breached any fiduciary duty owed to the Company or its shareholders, that it is not in the best interests of the Company or its shareholders to continue legal action against the directors on any of the claims asserted in the derivative complaint and that the Company seek to dismiss the derivative action. The Company's directors have vigorously denied the claims and have moved to have the complaint dismissed. That motion to dismiss was denied in February 2004. The Company's directors will continue to contest and to vigorously defend against the claims.

Ronson Corporation, Louis V. Aronson II, Robert A. Aronson, Erwin M. Ganz,
--------------------------------------------------------------------------
Gerard J. Quinnan, and Justin P. Walder v. Steel Partners II, L.P., Steel
-------------------------------------------------------------------------
Partners, L.L.C., Warren G. Lichtenstein, Jack Howard, Howard M. Lorber, Ronald
-------------------------------------------------------------------------------
Hayes, Travis Bradford, et al
-----------------------------

     In June 2003 the Company and certain members of its Board of Directors filed a complaint in the United States District Court, District of New Jersey, against Steel Partners II, L.P., Steel Partners L.L.C., Warren G. Lichtenstein, and others (i) claiming that Steel Partners II, L.P., Steel Partners L.L.C., and others acting in concert with them had failed to comply with their disclosure obligations under the federal securities law, and thereby violated Section 13D of the Securities Exchange Act of 1934, as amended, (ii) seeking a declaration that the defendants have beneficial ownership in excess of twelve percent of the Company's common stock and, accordingly, are an "acquiring person" as defined in the Company's shareholder rights agreement, (iii) seeking a further declaration that defendants are an "interested stockholder" for purposes of the New Jersey Shareholders Protection Act, and, accordingly, are subject to specified prohibitions there under and (iv) seeking damages for defendants alleged tortious interference with the Company's prospective economic advantage. Several of the named defendants have moved to dismiss the complaint, which motion was granted in December 2003 on the basis of the Court's conclusion that plaintiff's federal securities claims were "time-barred" by the statute of limitations, and the Court declined to exercise jurisdiction over the plaintiffs' state law claims. The merits of the complaint were not considered by the Court. Plaintiffs have filed an appeal with respect to the decision, and the plaintiffs will vigorously pursue their rights in this litigation.

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

            (b)   Reports on Form 8-K.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated January 29, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated February 2, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated February 18, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated April 27, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RONSON CORPORATION


Date: May 14, 2004                             /s/ Louis V. Aronson II
                                               -------------------------------
                                               Louis V. Aronson II, President
                                               & Chief Executive Officer

                                               (Signing as Duly Authorized
                                               Officer of the Registrant)


Date: May 14, 2004                             /s/ Daryl K. Holcomb
                                               -------------------------------
                                               Daryl K. Holcomb, Vice President
                                               & Chief Financial Officer,
                                               Controller and Treasurer

                                               (Signing as Chief Financial
                                               Officer of the Registrant)