Form 10-Q
period 2004-06-30
RONSON CORP
filed 2004-08-16
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

                          Commission File Number 1-1031
                                                 ------

                               RONSON CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                    New Jersey                             22-0743290
          ------------------------------                ----------------
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

As of June 30, 2004, there were 4,079,704 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS:

                    CONSOLIDATED BALANCE SHEETS:
                       JUNE 30, 2004 AND DECEMBER 31, 2003                   3

                    CONSOLIDATED STATEMENTS OF OPERATIONS:
                       QUARTER ENDED JUNE 30, 2004 and 2003                  4

                       SIX MONTHS ENDED JUNE 30, 2004 AND 2003               5

                    CONSOLIDATED STATEMENTS OF CASH FLOWS:
                       SIX MONTHS ENDED JUNE 30, 2004 AND 2003               6

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                            14

           ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                     17

           ITEM 4 - CONTROLS AND PROCEDURES                                  17

PART II - OTHER INFORMATION:                                                 18

           ITEM 1 - LEGAL PROCEEDINGS                                        20

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         21

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------
              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                    June 30,      December 31,
                                                      2004           2003
                                                    --------      ------------
                                                  (unaudited)
                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $    526       $    664
Accounts receivable, net                               1,993          2,198
Inventories:
   Finished goods                                      3,001          1,495
   Work in process                                        27             25
   Raw materials                                         553            383
                                                    --------       --------
                                                       3,581          1,903
Other current assets                                   1,146          1,183
                                                    --------       --------
             TOTAL CURRENT ASSETS                      7,246          5,948
                                                    --------       --------

Property, plant and equipment, at cost:
   Land                                                    6              6
   Buildings and improvements                          5,322          4,782
   Machinery and equipment                             7,605          7,232
   Construction in progress                               59             53
                                                    --------       --------
                                                      12,992         12,073
Less accumulated depreciation and amortization         8,369          8,029
                                                    --------       --------
                                                       4,623          4,044

Other assets                                           2,674          2,611
                                                    --------       --------
                                                    $ 14,543       $ 12,603
                                                    ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                     $  2,320       $    847
Current portion of long-term debt and leases             888            325
Accounts payable                                       1,910          1,632
Accrued expenses                                       2,643          2,683
Current liabilities of discontinued operations           319            324
                                                    --------       --------
             TOTAL CURRENT LIABILITIES                 8,080          5,811
                                                    --------       --------

Long-term debt and leases                              1,838          1,946
Other long-term liabilities                              940          1,371

STOCKHOLDERS' EQUITY:
Common stock                                           4,153          4,127
Additional paid-in capital                            29,453         29,509
Accumulated deficit                                  (26,629)       (26,768)
Accumulated other comprehensive loss                  (1,695)        (1,796)
                                                    --------       --------
                                                       5,282          5,072
Less cost of treasury shares                           1,597          1,597
                                                    --------       --------
             TOTAL STOCKHOLDERS' EQUITY                3,685          3,475
                                                    --------       --------
                                                    $ 14,543       $ 12,603
                                                    ========       ========

See notes to consolidated financial statements.

               RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
           (in thousands of dollars, except per share data)(unaudited)

                                               Quarter Ended
                                                 June 30,
                                          --------------------
                                            2004         2003
                                          -------       ------

NET SALES                                 $ 6,376       $7,514
                                          -------       ------

Cost and expenses:
   Cost of sales                            4,114        4,669
   Selling, shipping and advertising          866          760
   General and administrative               1,037        1,146
   Depreciation and amortization              194          154
   Other charges                               50          210
                                          -------       ------
                                            6,261        6,939
                                          -------       ------

EARNINGS FROM OPERATIONS                      115          575
                                          -------       ------

Other expense:
   Interest expense                            81           79
   Other-net                                   14           16
                                          -------       ------
                                               95           95
                                          -------       ------

EARNINGS BEFORE INCOME TAXES                   20          480

Income tax provision                           94          183
                                          -------       ------

NET EARNINGS (LOSS)                       $   (74)      $  297
                                          =======       ======

EARNINGS (LOSS) PER COMMON SHARE:

   Basic                                  $ (0.02)      $ 0.07
                                          =======       ======

   Diluted                                $ (0.02)      $ 0.07
                                          =======       ======

See notes to consolidated financial statements.

               RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
          (in thousands of dollars, except per share data) (unaudited)

                                            Six Months Ended
                                                June 30,
                                          --------------------
                                            2004         2003
                                          -------      -------

NET SALES                                 $13,425      $13,352
                                          -------      -------

Cost and expenses:
   Cost of sales                            8,443        8,462
   Selling, shipping and advertising        1,697        1,549
   General and administrative               2,146        2,253
   Depreciation and amortization              363          318
   Other charges                              100          230
                                          -------      -------
                                           12,749       12,812
                                          -------      -------

EARNINGS FROM OPERATIONS                      676          540
                                          -------      -------

Other expense:
   Interest expense                           153          166
   Other-net                                   25           28
                                          -------      -------
                                              178          194
                                          -------      -------

EARNINGS BEFORE INCOME TAXES                  498          346

Income tax provision                          297          121
                                          -------      -------

NET EARNINGS                              $   201      $   225
                                          =======      =======

EARNINGS PER COMMON SHARE:

    Basic                                 $  0.05      $  0.05
                                          =======      =======

    Diluted                               $  0.05      $  0.05
                                          =======      =======

See notes to consolidated financial statements.

               RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                      (in thousands of dollars) (unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                    ---------------------
                                                                      2004          2003
                                                                    -------       -------
Cash Flows from Operating Activities:
Net earnings                                                        $   201       $   225
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                                      363           318
     Deferred income tax expense                                        170            33
     Increase (decrease) in cash from change
         in inventories                                              (1,678)          874
     Increase in cash from changes in current
         assets and current liabilities                                 308           247
     Net change in pension-related accounts                            (144)          (15)
     Other                                                             (257)           (9)
                                                                    -------       -------
           Net cash provided by (used in) operating activities       (1,037)        1,673
                                                                    -------       -------

Cash Flows from Investing Activities:
           Net cash used in investing activities,
                capital expenditures                                   (790)         (212)
                                                                    -------       -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                         1,572            --
Proceeds from long-term debt                                            501            --
Proceeds from issuance of common stock                                   20            --
Payments of preferred stock dividends                                   (43)           (4)
Redemption of preferred stock                                           (46)           --
Payments of short-term debt                                             (99)         (928)
Payments of long-term debt                                             (159)         (141)
Payments of long-term lease obligations                                 (33)          (16)
Other                                                                   (24)          (24)
                                                                    -------       -------
           Net cash provided by (used in) financing activities        1,689        (1,113)
                                                                    -------       -------

     Net increase (decrease) in cash and cash equivalents              (138)          348

     Cash and cash equivalents at beginning of period                   664           312
                                                                    -------       -------

     Cash and cash equivalents at end of period                     $   526       $   660
                                                                    =======       =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED JUNE 30, 2004 (UNAUDITED)

Note 1: ACCOUNTING POLICIES

      Basis of Financial Statement Presentation - The information as of and for the three and six month periods ended June 30, 2004 and 2003, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

      This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

Note 2: PER COMMON SHARE DATA

      The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                                    Quarter Ended June 30,
                                 ---------------------------------------------------------------
                                               2004                            2003
                                 -----------------------------    ------------------------------
                                                         Per                               Per
                                                        Share                             Share
                                   Loss       Shares    Amount    Earnings   Shares(2)    Amount
                                 --------     ------    ------    --------   ---------    ------
Net earnings (loss)............  $    (74)                        $    297
Less accrued dividends on
  preferred stock..............        --                               (2)
                                 --------                         --------

  BASIC                          $    (74)     4,063    $(0.02)   $    295     4,033      $ 0.07
                                 ========      =====    ======    ========     =====      ======

Effect of dilutive
  securities (1):
  Stock options................                   --                              --
  Cumulative convertible
   preferred stock.............  $     --         --              $      2        40
                                 --------      -----              --------     -----

  DILUTED                        $    (74)     4,063    $(0.02)   $    297     4,073      $ 0.07
                                 ========      =====    ======    ========     =====      ======

                                                   Six Months Ended June 30,
                                 ---------------------------------------------------------------
                                              2004                              2003
                                 -----------------------------    ------------------------------
                                                         Per                               Per
                                                        Share                             Share
                                 Earnings     Shares    Amount    Earnings   Shares(2)    Amount
                                 --------     ------    ------    --------   ---------    ------
Earnings from continuing
  Operations...................  $    201                         $    225
Less accrued dividends on
  preferred stock..............        (2)                              (4)
                                 --------                         --------

  BASIC                          $    199      4,059    $ 0.05    $    221      4,033     $ 0.05
                                 ========      =====    ======    ========      =====     ======

Effect of dilutive
  securities (1):
  Stock options................                   70                               --
  Cumulative convertible
   preferred stock.............  $      2         33              $     --         --
                                 --------      -----              --------      -----

  DILUTED                        $    201      4,162    $ 0.05    $    221      4,033     $ 0.05
                                 ========      =====    ======    ========      =====     ======

(1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the quarter ended June 30, 2004, and for the six months ended June 30, 2003, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings per Common Share for those periods.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 12, 2004.

Note 3: SHORT-TERM DEBT

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan, now expiring on June 30, 2005. The Revolving Loan of $1,034,000 at June 30, 2004, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At June 30, 2004, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Fleet for a Revolving Loan. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At June 30, 2004, Ronson Aviation utilized no borrowings under the Revolving Loan.

      At June 30, 2004, Ronson Aviation had notes payable of $1,286,000 due to Raytheon Aircraft Credit Corp. The notes are collateralized by specific aircraft included in finished goods inventories and are to be repaid from the proceeds from the sale of the aircraft.

Note 4: LONG-TERM DEBT

      On December 1, 2003, the Company, RCPC and Fleet amended the Company's Mortgage Loan, extending the expiration to December 1, 2008. The Mortgage Loan balance was $1,383,000 at June 30, 2004. The Mortgage Loan agreement is payable in monthly installments of $7,951, plus interest, with a final installment on December 1, 2008, of approximately $962,000. The loan bears interest at the rate of 0.5% above Fleet's prime rate. The Company and Fleet have entered into an interest rate swap contract which effectively fixes the interest rate on the Mortgage Loan at 7.45%.

      Ronson Aviation has two term loans payable to Fleet with balances at June 30, 2004, totaling approximately $687,000. The loans are collateralized by specific aircraft and expire on June 30, 2005.

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with a final payment of $150,000 due at the end of the initial nine-year term, and secured by a letter of credit in the amount of $150,000. At June 30, 2004, the total balance payable on this lease agreement was $431,000.

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

      The Company is involved in a State of New Jersey Gross Income Tax audit for the years ended December 31, 1997 through December 31, 2000. The total claimed by the State of New Jersey is $179,000, tax of $122,000 and interest and penalties of $57,000 related to availability of net operating loss carryforwards from 1995. In June 2004, the Company's appeal of the determination by the New Jersey Division of Taxation was denied by the Tax Court of New Jersey. Based on statements by the Company's counsel, management believes that the Company should not be liable for the assessment; however, the Company has not yet determined whether to appeal the decision of the Tax Court of New Jersey. The Company has offered to settle the matter for the amount of the tax, $122,000. The Company has accrued the amount of the tax and the expected cost of defense in the matter.

      The Company is involved in a shareholder derivative action, and the Company incurred approximately $560,000 in net legal costs related to the matter in 2003 and the first six months of 2004. These costs were net of the associated insurance reimbursement of about $484,000. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with this proceeding.

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

Note 6: PREFERRED STOCK

      On February 12, 2004, the Company's Board of Directors approved the redemption of the 34,875 shares of the Company's 12% Cumulative Convertible Preferred Stock which remained outstanding. The redemption of the preferred shares was completed on May 31, 2004. In accordance with the terms of the preferred stock, the redemption price was $2.25 per share. Prior to its redemption, the preferred stock continued to be convertible into common stock, at the rate of 1.157625 common shares per preferred share, after adjustment for the 5% stock dividend issued April 15, 2004. Fractional shares of common stock issued upon conversion were paid for in cash at $2.71 per common share, the closing market price of the Company's common stock on April 15, 2004. A total of 20,322 shares were redeemed at a cost of $46,263, with the remaining 14,553 shares converted to common shares.

Note 7: INDUSTRY SEGMENTS INFORMATION

      The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

      Financial information by industry segment is summarized below (in thousands):

                                         Quarter Ended               Six Months Ended
                                            June 30,                     June 30,
                                      ---------------------       -----------------------
                                       2004          2003           2004           2003
                                       ----          ----           ----           ----
Net sales:
  Consumer Products                   $ 3,900       $ 4,561       $  8,649       $  8,169
  Aviation Services                     2,476         2,953          4,776          5,183
                                      -------       -------       --------       --------

    Consolidated                      $ 6,376       $ 7,514       $ 13,425       $ 13,352
                                      =======       =======       ========       ========

Earnings (loss) from operations:
  Consumer Products                   $   307       $   883       $  1,074       $  1,201
  Aviation Services                       329           424            680            643
                                      -------       -------       --------       --------

  Total reportable segments               636         1,307          1,754          1,844
  Corporate and others                   (471)         (522)          (978)        (1,074)
  Other charges                           (50)         (210)          (100)          (230)
                                      -------       -------       --------       --------

    Consolidated                      $   115       $   575       $    676       $    540
                                      =======       =======       ========       ========

Earnings (loss) from continuing
  operations before intercompany
  charges and
  income taxes:
  Consumer Products                   $   286       $   857       $  1,042       $  1,150
  Aviation Services                       304           404            636            601
                                      -------       -------       --------       --------

  Total reportable segments               590         1,261          1,678          1,751
  Corporate and others                   (520)         (571)        (1,080)        (1,175)
  Other charges                           (50)         (210)          (100)          (230)
                                      -------       -------       --------       --------

    Consolidated                      $    20       $   480       $    498       $    346
                                      =======       =======       ========       ========

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

      Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                  Quarter Ended June 30, 2004 and 2003
                                  ------------------------------------
                            Foreign Currency       Minimum       Accumulated Other
                               Translation         Pension         Comprehensive
                               Adjustments        Liability            Loss
                           ----------------      ----------     -----------------
Balance at March 31, 2004      $       (7)        $   1,744         $   1,737
Current period change                  (6)              (66)              (72)
Income tax expense                      3                27                30
                               ----------         ---------         ---------

Balance at June 30, 2004       $      (10)        $   1,705         $   1,695
                               ==========         =========         =========

Balance at March 31, 2003      $       55         $   2,027         $   2,082
Current period change                 (35)              (72)             (107)
Income tax expense                     14                28                42
                               ----------         ---------         ---------

Balance at June 30, 2003       $       34         $   1,983         $   2,017
                               ==========         =========         =========

                                  Six Months Ended June 30, 2004 and 2003
                                  ---------------------------------------
                           Foreign Currency       Minimum       Accumulated Other
                              Translation         Pension         Comprehensive
                              Adjustments        Liability            Loss
                           ----------------      ----------     -----------------
Balance at December 31, 2003   $       12         $   1,784         $   1,796
Current period change                 (37)             (132)             (169)
Income tax expense                     15                53                68
                               ----------         ---------         ---------

Balance at June 30, 2004       $      (10)        $   1,705         $   1,695
                               ==========         =========         =========

Balance at December 31, 2002   $       70         $   2,071         $   2,141
Current period change                 (59)             (145)             (204)
Income tax expense                     23                57                80
                               ----------         ---------         ---------

Balance at June 30, 2003       $       34         $   1,983         $   2,017
                               ==========         =========         =========

Note 9: STATEMENTS OF CASH FLOWS

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                       Six Months Ended
                                                            June 30,
                                                            --------
                                                          2004     2003
                                                          ----     ----

                  Cash payments for:
                           Interest                       $150     $154
                           Income Taxes                    192       35

                  Financing & Investing Activities
                    Not Affecting Cash:
                    Capital lease obligations
                      incurred                             146       --

Note 10: RETIREMENT PLANS

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                     Quarter Ended June 30,
                                                        2004         2003
                                                        ----         ----
  Service cost                                         $   6        $   6
  Interest cost                                           69           67
  Expected return on plan assets                         (40)         (33)
  Recognized actuarial losses                             66           73
  Recognized prior service cost                            4            5
                                                       -----        -----
    Net pension expense                                $ 105        $ 118
                                                       =====        =====

                                                  Six Months Ended June 30,
                                                        2004         2003
                                                        ----         ----
  Service cost                                         $  13        $  11
  Interest cost                                          137          134
  Expected return on plan assets                         (80)         (66)
  Recognized actuarial losses                            132          146
  Recognized prior service cost                            7           10
                                                       -----        -----
    Net pension expense                                $ 209        $ 235
                                                       =====        =====

      Contributions to the pension plan during 2004 are expected as follows (in thousands):

  Paid in the six months ended June 30, 2004                       $ 352
  Expected to be paid in the balance of 2004                         330
                                                                   -----

  Total expected to be paid in the year ending December 31, 2004   $ 682
                                                                   =====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

Second Quarter 2004 Compared to Second Quarter 2003 and First Half 2004 Compared to First Half 2003.

      The Company's Net Sales were $13,425,000 in the first half of 2004 as compared to $13,352,000 in the first half of 2003 and were $6,376,000 in the second quarter of 2004 compared to $7,514,000 in the second quarter of 2003.

      The Company's Earnings from Operations before Other Charges in the first half of 2004 were $776,000 compared to $770,000 in the first half of 2003.

      The Company's Net Earnings in the first half of 2004 were $201,000 as compared to $225,000 in the first half of 2003. The Company had a Net Loss in the second quarter of 2004 of $74,000, after a second quarter 2004 provision of $122,000 for state income taxes related to an assessment by the State of New Jersey for prior years, as compared to Net Earnings of $297,000 in the second quarter of 2003.

Ronson Consumer Products
(in thousands)

                                        Quarter Ended        Six Months Ended
                                           June 30,              June 30,
                                       ---------------       ----------------
                                       2004       2003       2004        2003
                                       ----       ----       ----        ----

      Net sales                      $ 3,900    $ 4,561    $ 8,649     $ 8,169
      Earnings from operations           307        883      1,074       1,201
      Earnings before income taxes
       and intercompany charges          286        857      1,042       1,150

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 14% in the second quarter of 2004 compared to the second quarter of 2003 and the Net Sales at Ronson Consumer Products increased by 6% in the first half of 2004 compared to the first half of 2003. This increase in sales in the first half of 2004 is primarily due to increased sales of certain flame accessory products.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 61% in the second quarter of 2004 from 55% in the second quarter of 2003 and to 59% in the first half of 2004 from 57% in the first half of 2003. The increases in the Cost of Sales percentage in 2004 were primarily due to increased personnel costs, to increased material costs because of increases in oil prices and, in the second quarter of 2004, to the lower Net Sales.

      Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products increased to 22% in the second quarter of 2004 from 17% in the second quarter of 2003 and were unchanged at 19% in the first halves of 2004 and 2003. The increase in the second quarter of 2004 is primarily due to the lower Net Sales and to increased costs associated with the Company's new warehouse facility, partially offset by a reduction in the portion of sales subject to commission.

      General and Administrative Expenses, as a percentage of Net Sales, decreased slightly to 8% in the first half of 2004 from 9% in the first half of 2003 primarily due to the increased Net Sales.

Ronson Aviation
(in thousands)

                                        Quarter Ended        Six Months Ended
                                           June 30,              June 30,
                                       ---------------       ----------------
                                       2004       2003       2004        2003
                                       ----       ----       ----        ----

      Net sales                      $ 2,476    $ 2,953    $ 4,776     $ 5,183
      Earnings from operations           329        424        680         643
      Earnings before income taxes
       and intercompany charges          304        404        636         601

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 16% in the second quarter of 2004 from the second quarter of 2003 and by 8% in the first half of 2004 from the first half of 2003. These decreases were primarily due to decreased new aircraft sales, partially offset by increased sales of aircraft fuel.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 71% in the second quarter of 2004 and to 70% in the first half of 2004 from 74% in the second quarter and first half of 2003. The decreases in the Cost of Sales percentage in 2004 were primarily due to the change in the mix of products sold.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 11% in the second quarter of 2004 from 9% in the second quarter of 2003 and to 11% in the first half of 2004 from 10% in the first half of 2003 primarily due to the lower sales in 2004.

Other Items

      The General and Administrative Expenses of Corporate and Other were lower in the second quarter and first half of 2004 as compared to the second quarter and first half of 2003 primarily due to reduced personnel costs and to lower pension expense.

      The Other Charges in the second quarters and first halves of 2004 and 2003 were the legal fees incurred related to stockholder litigation. (Refer to Item 1 of Part II of this Form 10-Q.)

FINANCIAL CONDITION

      The Company's Stockholders' Equity increased to $3,685,000 at June 30, 2004, from $3,475,000 at December 31, 2003. The increase of $210,000 in
Stockholders' Equity was primarily due to the Net Earnings in the first half of 2004. The Company had a deficiency in working capital of $834,000 at June 30, 2004, as compared to working capital of $137,000 at December 31, 2003. The decline in working capital was primarily due: 1) to the reclassification of the June 30, 2005 final payment of $492,000 on term loans at Ronson Aviation into current liabilities from long-term liabilities; 2) a reduction in the long-term pension obligation by $450,000; and 3) to deposits of $294,000 on equipment to be leased, partially offset by the Net Earnings in 2004.

      Inventories and Short-term Debt increased in the first half of 2004 due to the delivery of an aircraft to Ronson Aviation, at a cost of $946,000 for resale, and due to increases in inventory at Ronson Consumer Products related to new products and to timing of purchases. Accounts Payable increased to $1,910,000 at June 30, 2004, from $1,632,000 at December 31, 2003, due to the timing of purchases and payments.

      The increase in Buildings and Improvements and Long-term Debt in the first half of 2004 were primarily due to the leasehold improvements of $440,000 at RCPC's newly-leased warehouse. The leasehold improvements were financed by the lessor.

      Capital Expenditures and Proceeds from Long-term Debt included the leasehold improvements of $440,000 at RCPC's newly-leased finished goods warehouse financed by the lessor.

      On February 12, 2004, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend was issued on April 15, 2004, to stockholders of record April 1, 2004. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

      On May 7, 2004, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.01 per common share. The cash dividend was paid on June 18, 2004, to stockholders of record June 1, 2004.

      On May 31, 2004, the Company completed the redemption of the remaining outstanding preferred stock. A total of 20,322 shares were redeemed at a cost of $46,263, and 14,553 shares were converted to common shares.

      The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financial arrangements, completion of lease financing on equipment on which $294,000 in deposits have been made, potential additional sources of financing and existing cash balances.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first six months of 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

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

      On June 21, 2004, the Superior Court of New Jersey granted the motion of the Ronson directors, over the objection of Steel Partners II, L.P., to bifurcate the case. As a result, trial of all claims and defenses in the derivative suit, other than the defense based upon the report and findings of the Special Litigation Committee, will be held in abeyance pending trial of the Special Litigation Committee defense.

      On July 23, 2004, Ronson Corporation and certain of its directors filed a Counterclaim and Third-Party Complaint against Steel Partners II, L.P., Warren
G. Lichtenstein and certain close associates -- namely, Jack Howard, Howard M. Lorber and Ronald Hayes. The Counterclaim and Third-Party Complaint is based upon the New Jersey Shareholders Protection Act, and seeks compensatory and punitive damages, costs of suit and interest, as well as entry of a judgment directing the public disclosure of all limited partners of Steel Partners II, L.P., and persons acting directly or indirectly in concert with them in connection with the acquisition or attempted acquisition of stock in, or control of, Ronson Corporation.

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

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated May 14, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated June 29, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated July 12, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated July 29, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RONSON CORPORATION


Date: August 13, 2004                      /s/ Louis V. Aronson II
                                           ---------------------------------
                                           Louis V. Aronson II, President
                                           & Chief Executive Officer

                                           (Signing as Duly Authorized
                                           Officer of the Registrant)


Date: August 13, 2004                      /s/ Daryl K. Holcomb
                                           ---------------------------------
                                           Daryl K. Holcomb, Vice President
                                           & Chief Financial Officer,
                                           Controller and Treasurer

                                           (Signing as Chief Financial
                                           Officer of the Registrant)