Form 10-Q
period 2004-09-30
RONSON CORP
filed 2004-11-15
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               -------------------

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

As of October 29, 2004, there were 4,115,465 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS:
                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003                  3

                CONSOLIDATED STATEMENTS OF EARNINGS:
                   QUARTER ENDED SEPTEMBER 30, 2004 and 2003                 4

                   NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003             5

                CONSOLIDATED STATEMENTS OF CASH FLOWS:

                   NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003             6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                           14

           ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                    17

           ITEM 4 - CONTROLS AND PROCEDURES                                 17

PART II - OTHER INFORMATION:

           ITEM 1 - LEGAL PROCEEDINGS                                       18

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        20

SIGNATURES                                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                   September 30,    December 31,
                                                       2004             2003
                                                   -------------    ------------
                                                    (Unaudited)
                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $      297       $      664
Accounts receivable, net                                 1,795            2,198
Inventories:
   Finished goods                                        2,479            1,495
   Work in process                                          43               25
   Raw materials                                         1,020              383
                                                    ----------       ----------
                                                         3,542            1,903
Other current assets                                     1,350            1,183
                                                    ----------       ----------
             TOTAL CURRENT ASSETS                        6,984            5,948
                                                    ----------       ----------

Property, plant and equipment, at cost:
   Land                                                      6                6
   Buildings and improvements                            5,318            4,782
   Machinery and equipment                               7,685            7,232
   Construction in progress                                175               53
                                                    ----------       ----------
                                                        13,184           12,073
Less accumulated depreciation and amortization           8,557            8,029
                                                    ----------       ----------
                                                         4,627            4,044

Other assets                                             3,083            2,611
                                                    ----------       ----------
                                                    $   14,694       $   12,603
                                                    ==========       ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                     $    2,440       $      847
Current portion of long-term debt and leases               841              325
Accounts payable                                         2,122            1,632
Accrued expenses                                         2,608            2,683
Current liabilities of discontinued operations             318              324
                                                    ----------       ----------
             TOTAL CURRENT LIABILITIES                   8,329            5,811
                                                    ----------       ----------

Long-term debt and leases                                1,824            1,946
Other long-term liabilities                                790            1,371

STOCKHOLDERS' EQUITY:
Common stock                                             4,179            4,127
Additional paid-in capital                              29,454           29,509
Accumulated deficit                                    (26,659)         (26,768)
Accumulated other comprehensive loss                    (1,626)          (1,796)
                                                    ----------       ----------
                                                         5,348            5,072
Less cost of treasury shares                             1,597            1,597
                                                    ----------       ----------
             TOTAL STOCKHOLDERS' EQUITY                  3,751            3,475
                                                    ----------       ----------
                                                    $   14,694       $   12,603
                                                    ==========       ==========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands of dollars, except per share data)
                                   (Unaudited)

                                                             Quarter Ended
                                                             September 30,
                                                       ------------------------
                                                          2004           2003
                                                       ---------      ---------

NET SALES                                              $   6,979      $   6,344
                                                       ---------      ---------

Cost and expenses:
   Cost of sales                                           4,726          3,754
   Selling, shipping and advertising                         873            803
   General and administrative                              1,046          1,101
   Depreciation and amortization                             179            153
   Other charges                                              15            143
                                                       ---------      ---------
                                                           6,839          5,954
                                                       ---------      ---------

EARNINGS FROM OPERATIONS                                     140            390
                                                       ---------      ---------

Other expense:
   Interest expense                                          104             72
   Other-net                                                   8            (50)
                                                       ---------      ---------
                                                             112             22
                                                       ---------      ---------

EARNINGS BEFORE INCOME TAXES                                  28            368

Income tax provision                                          17            165
                                                       ---------      ---------

NET EARNINGS                                           $      11      $     203
                                                       =========      =========

EARNINGS PER COMMON SHARE:

    Basic                                              $    0.00      $    0.05
                                                       =========      =========

    Diluted                                            $    0.00      $    0.05
                                                       =========      =========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands of dollars, except per share data)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2004             2003
                                                     ----------      ----------

NET SALES                                            $   20,404      $   19,696
                                                     ----------      ----------

Cost and expenses:
   Cost of sales                                         13,169          12,216
   Selling, shipping and advertising                      2,570           2,352
   General and administrative                             3,192           3,354
   Depreciation and amortization                            542             471
   Other charges                                            115             373
                                                     ----------      ----------
                                                         19,588          18,766
                                                     ----------      ----------

EARNINGS FROM OPERATIONS                                    816             930
                                                     ----------      ----------

Other expense:
   Interest expense                                         257             238
   Other-net                                                 33             (22)
                                                     ----------      ----------
                                                            290             216
                                                     ----------      ----------

EARNINGS BEFORE INCOME TAXES                                526             714

Income tax provision                                        314             286
                                                     ----------      ----------

NET EARNINGS                                         $      212      $      428
                                                     ==========      ==========

EARNINGS PER COMMON SHARE:

    Basic                                            $     0.05      $     0.10
                                                     ==========      ==========

    Diluted                                          $     0.05      $     0.10
                                                     ==========      ==========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                            ---------------------------
                                                               2004             2003
                                                            ----------       ----------
Cash Flows from Operating Activities:
Net earnings                                                $      212       $      428
Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                 542              471
     Deferred income tax expense                                   175              117
     Increase (decrease) in cash from change
         in inventories                                         (1,639)              69
     Increase in cash from changes in current
         assets and current liabilities                            449              368
     Net change in pension-related accounts                       (186)             (25)
     Discontinued operations                                        (6)             (33)
     Other                                                        (678)             (36)
                                                            ----------       ----------
       Net cash provided by (used in) operating
              activities                                        (1,131)           1,359
                                                            ----------       ----------

Cash Flows from Investing Activities:
     Capital expenditures                                         (928)            (330)
     Proceeds from sale of property, plant & equipment              --               76
                                                            ----------       ----------
       Net cash used in investing activities                      (928)            (254)
                                                            ----------       ----------

Cash Flows from Financing Activities:
     Proceeds from short-term debt                               2,171              495
     Proceeds from long-term debt                                  501               --
     Proceeds from issuance of common stock                         55               --
     Payments of cash dividends                                    (84)              (5)
     Redemption of preferred stock                                 (46)              --
     Payments of short-term debt                                  (578)            (928)
     Payments of long-term debt                                   (242)            (211)
     Payments of long-term lease obligations                       (54)             (28)
     Other                                                         (31)             (36)
                                                            ----------       ----------
       Net cash provided by (used in) financing
              activities                                         1,692             (713)
                                                            ----------       ----------

Net increase (decrease) in cash and cash equivalents              (367)             392

Cash and cash equivalents at beginning of period                   664              312
                                                            ----------       ----------

Cash and cash equivalents at end of period                  $      297       $      704
                                                            ==========       ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
              FOR THE QUARTER ENDED SEPTEMBER 30, 2004 (UNAUDITED)
              ----------------------------------------------------

Note 1: ACCOUNTING POLICIES
        -------------------

      Basis of Financial Statement Presentation - The information as of and for the three and nine month periods ended September 30, 2004 and 2003, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

      This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

Note 2: PER COMMON SHARE DATA
        ---------------------

      The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                                                   Quarter Ended September 30,
                                    ------------------------------------------------------------------------------------
                                                      2004                                        2003
                                    ---------------------------------------      ---------------------------------------
                                                                     Per                                          Per
                                                                    Share                                        Share
                                    Earnings        Shares          Amount        Earnings      Shares(1)        Amount
                                    ---------      ---------      ---------      ---------      ---------      ---------
Net earnings ................       $      11                                    $     203
Less accrued dividends on
  preferred stock ............             --                                           (2)
                                    ---------                                    ---------

  BASIC                             $      11          4,087      $    0.00      $     201          4,033      $    0.05
                                    =========      =========      =========      =========      =========      =========

Effect of dilutive
  securities:
  Stock options ...............                           48                                           57
  Cumulative convertible
   preferred stock ............     $      --             --                     $       2             40
                                    ---------      ---------                     ---------      ---------

  DILUTED                           $      11          4,135      $    0.00      $     203          4,130      $    0.05
                                    =========      =========      =========      =========      =========      =========

                                                                Nine Months Ended September 30,
                                       --------------------------------------------------------------------------------
                                                        2004                                      2003
                                       -------------------------------------      -------------------------------------
                                                                      Per                                        Per
                                                                     Share                                      Share
                                       Earnings        Shares        Amount       Earnings      Shares(1)       Amount
                                       --------       --------      --------      --------      ---------      --------
Earnings from continuing
  operations ...................       $    212                                   $    428
Less accrued dividends on
  preferred stock ..............             (2)                                        (5)
                                       --------                                   --------

  BASIC                                $    210          4,068      $   0.05      $    423          4,033      $   0.10
                                       ========       ========      ========      ========       ========      ========

Effect of dilutive
  securities:
  Stock options ................                            58                                         27
  Cumulative convertible
   preferred stock .............       $      2             22                    $      5             40
                                       --------       --------                    --------       --------

  DILUTED                              $    212          4,148      $   0.05      $    428          4,100      $   0.10
                                       ========       ========      ========      ========       ========      ========

      (1) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 12, 2004.

Note 3: SHORT-TERM DEBT
        ---------------

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan, now expiring on June 30, 2005. The Revolving Loan of $1,201,000 at September 30, 2004, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At September 30, 2004, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Fleet for a Revolving Loan. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At September 30, 2004, Ronson Aviation utilized no borrowings under the Revolving Loan.

      During the quarter ended September 30, 2004, RCPC entered into an agreement with Fleet Business Leasing for the lease of new equipment. Short-term debt includes approximately $399,000 as deposits on the installation of this equipment. This agreement was converted into a long-term lease during October 2004.

      At September 30, 2004, Ronson Aviation had a note payable of $822,000 due to Raytheon Aircraft Credit Corp. The note is collateralized by a specific aircraft included in finished goods inventories and is to be repaid from the proceeds from the sale of the aircraft.

Note 4: LONG-TERM DEBT
        --------------

      On December 1, 2003, the Company, RCPC and Fleet amended the Company's Mortgage Loan, extending the expiration to December 1, 2008. The Mortgage Loan balance was $1,360,000 at September 30, 2004. The Mortgage Loan agreement is payable in monthly installments of $7,951, plus interest, with a final installment on December 1, 2008, of approximately $962,000. The loan bears interest at the rate of 0.5% above Fleet's prime rate. The Company and Fleet have entered into an interest rate swap contract which effectively fixes the interest rate on the Mortgage Loan at 7.45%.

      Ronson Aviation has two term loans payable to Fleet with balances at September 30, 2004, totaling approximately $639,000. The loans are collateralized by a specific aircraft and expire on June 30, 2005.

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with a final payment of $150,000 due at the end of the initial nine-year term, and secured by a letter of credit in the amount of $150,000. At September 30, 2004, the total balance payable on this lease agreement was $425,000.

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

      The Company is involved in a State of New Jersey Gross Income Tax audit for the years ended December 31, 1997 through December 31, 2000. The total claimed by the State of New Jersey is $179,000, tax of $122,000 and interest and penalties of $57,000 related to availability of net operating loss carryforwards from 1995. In June 2004, the Company's appeal of the determination by the New Jersey Division of Taxation was denied by the Tax Court of New Jersey. Based on statements by the Company's counsel, management believes that the Company should not be liable for the assessment; the Company has appealed the decision of the Tax Court of New Jersey. The Company has offered to settle the matter for the amount of the tax, $122,000. The Company has accrued the amount of the tax and the expected cost of defense in the matter.

      The Company is involved in a shareholder derivative action, and the Company incurred approximately $575,000 in net legal costs related to the matter in 2003 and the first nine months of 2004. These costs were net of the associated insurance reimbursement of about $484,000. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with this proceeding.

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

      Financial information by industry segment is summarized below (in thousands):

                                              Quarter Ended                 Nine Months Ended
                                              September 30,                    September 30,
                                      ---------------------------       ---------------------------
                                         2004             2003             2004              2003
                                         ----             ----             ----              ----
Net sales:
  Consumer Products                   $    4,166       $    4,147       $   12,815       $   12,316
  Aviation Services                        2,813            2,197            7,589            7,380
                                      ----------       ----------       ----------       ----------

    Consolidated                      $    6,979       $    6,344       $   20,404       $   19,696
                                      ==========       ==========       ==========       ==========

Earnings from operations:
  Consumer Products                   $      447       $      761       $    1,521       $    1,962
  Aviation Services                          201              301              881              944
                                      ----------       ----------       ----------       ----------

  Total reportable segments                  648            1,062            2,402            2,906
  Corporate and others                      (493)            (529)          (1,471)          (1,603)
  Other charges                              (15)            (143)            (115)            (373)
                                      ----------       ----------       ----------       ----------

    Consolidated                      $      140       $      390       $      816       $      930
                                      ==========       ==========       ==========       ==========

Earnings from continuing
  operations before intercompany
  charges and income taxes:
  Consumer Products                   $      410       $      740       $    1,452       $    1,890
  Aviation Services                          176              287              812              888
                                      ----------       ----------       ----------       ----------

  Total reportable segments                  586            1,027            2,264            2,778
  Corporate and others                      (543)            (516)          (1,623)          (1,691)
  Other charges                              (15)            (143)            (115)            (373)
                                      ----------       ----------       ----------       ----------

    Consolidated                      $       28       $      368       $      526       $      714
                                      ==========       ==========       ==========       ==========

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

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                                  Quarter Ended September 30, 2004 and 2003
                                        ------------------------------------------------------------
                                        Foreign Currency           Minimum         Accumulated Other
                                          Translation              Pension           Comprehensive
                                          Adjustments             Liability               Loss
                                        ----------------         ----------        -----------------
Balance at June 30, 2004                   $      (10)           $    1,705            $    1,695
Current period change                             (48)                  (67)                 (115)
Income tax expense                                 19                    27                    46
                                           ----------            ----------            ----------

Balance at September 30, 2004              $      (39)           $    1,665            $    1,626
                                           ==========            ==========            ==========

Balance at June 30, 2003                   $       34            $    1,983            $    2,017
Current period change                              (4)                  (72)                  (76)
Income tax expense                                  2                    29                    31
                                           ----------            ----------            ----------

Balance at September 30, 2003              $       32            $    1,940            $    1,972
                                           ==========            ==========            ==========

                                                 Nine Months Ended September 30, 2004 and 2003
                                        ------------------------------------------------------------
                                        Foreign Currency           Minimum         Accumulated Other
                                          Translation              Pension           Comprehensive
                                          Adjustments             Liability               Loss
                                        ----------------         ----------        -----------------
Balance at December 31, 2003               $       12            $    1,784            $    1,796
Current period change                             (85)                 (199)                 (284)
Income tax expense                                 34                    80                   114
                                           ----------            ----------            ----------

Balance at September 30, 2004              $      (39)           $    1,665            $    1,626
                                           ==========            ==========            ==========

Balance at December 31, 2002               $       70            $    2,071            $    2,141
Current period change                             (63)                 (217)                 (280)
Income tax expense                                 25                    86                   111
                                           ----------            ----------            ----------

Balance at September 30, 2003              $       32            $    1,940            $    1,972
                                           ==========            ==========            ==========

Note 9: STATEMENTS OF CASH FLOWS
        ------------------------

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                     2004          2003
                                                     ----          ----

            Cash payments for:
                     Interest                     $    237      $    218
                     Income Taxes                      227            35

            Financing & Investing Activities
              Not Affecting Cash:
              Capital lease obligations
              incurred                                 189            --

Note 10: RETIREMENT PLANS
         ----------------

      The Company's Consolidated Statements of Earnings included pension expense consisting of the following components (in thousands):

                                      Quarter Ended          Nine Months Ended
                                      September 30,             September 30,
                                      -------------         -------------------
                                     2004       2003         2004         2003
                                     ----       ----         ----         ----

  Service cost                      $    6     $    6       $   19       $   17
  Interest cost                         69         67          206          201
  Expected return on plan assets       (40)       (33)        (120)         (99)
  Recognized actuarial losses           66         73          199          218
  Recognized prior service cost          4          5           10           15
                                    ------     ------       ------       ------
    Net pension expense             $  105     $  118       $  314       $  352
                                    ======     ======       ======       ======

      Contributions to the pension plan during 2004 are expected as follows (in thousands):

  Paid in the nine months ended September 30, 2004                    $ 500
  Expected to be paid in the balance of 2004                            182
                                                                      -----

  Total expected to be paid in the year ending December 31, 2004      $ 682
                                                                      =====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

RESULTS OF OPERATIONS
---------------------

Third Quarter 2004 Compared to Third Quarter 2003 and Nine Months 2004 Compared to Nine Months 2003.

         The Company's Net Sales were $20,404,000 in the nine months of 2004 as compared to $19,696,000 in the nine months of 2003, an increase of 4%, and were $6,979,000 in the third quarter of 2004 compared to $6,344,000 in the third quarter of 2003, an increase of 10%.

         The Company's Earnings from Operations before Other Charges in the nine months of 2004 were $931,000 compared to $1,303,000 in the nine months of 2003.

         The Company's Net Earnings in the nine months of 2004 were $212,000 as compared to $428,000 in the nine months of 2003. The Net Earnings in the nine months of 2004 were after a second quarter 2004 expense of $122,000 for state income taxes related to an assessment by the State of New Jersey for prior years.

Ronson Consumer Products
------------------------
(in thousands)

                                            Quarter Ended          Nine Months Ended
                                            September 30,            September 30,
                                          -----------------        -----------------
                                          2004         2003         2004         2003
                                          ----         ----         ----         ----
      Net sales                         $ 4,166      $ 4,147      $12,815      $12,316
      Earnings from operations              447          761        1,521        1,962
      Earnings before income taxes
       and intercompany charges             410          740        1,452        1,890


      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 4% in the nine months of 2004 compared to the nine months of 2003. This increase in sales in the nine months of 2004 was primarily due to increased sales of certain flame accessory products.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 59% in the third quarter of 2004 from 53% in the third quarter of 2003 and to 59% in the nine months of 2004 from 55% in the nine months of 2003. The increases in the Cost of Sales percentage in 2004 were primarily due to increased material costs because of increases in oil prices and to increased personnel costs.

      Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products increased to 21% in the third quarter of 2004 from 19% in the third quarter of 2003 and increased to 20% in the nine months of 2004 from 19% in the nine months of 2003. The increases in the third quarter and nine months of 2004 were primarily due to the increased costs associated with the Company's new warehouse facility, partially offset by a reduction in the portion of sales subject to commission.

      General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 8% in the third quarter and nine months of 2004 and 2003.

Ronson Aviation
---------------
(in thousands)

                                          Quarter Ended         Nine Months Ended
                                           September 30,          September 30,
                                          -------------         -----------------
                                         2004        2003        2004        2003
                                         ----        ----        ----        ----
      Net sales                         $2,813      $2,197      $7,589      $7,380
      Earnings from operations             201         301         881         944
      Earnings before income taxes
       and intercompany charges            176         287         812         888


      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 28% in the third quarter of 2004 from the third quarter of 2003 primarily due to increased sales of new aircraft and increased sales of aircraft fuel. The Net Sales increased by 3% in the nine months of 2004 from the nine months of 2003 primarily due to increased sales of aircraft fuel.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 81% in the third quarter of 2004 from 71% in the third quarter of 2003 primarily due to the change in the mix of products sold and to increased cost of aircraft fuel. The Cost of Sales percentage increased to 74% in the nine months of 2004 from 73% in the nine months of 2003 primarily due to the increased cost of aircraft fuel.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 10% in the nine months of 2004 and 2003, and decreased to 9% in the third quarter of 2004 from 11% in the third quarter of 2003. The decrease in the Cost of Sales percentage in the third quarter of 2004 was primarily due to the increased sales in the 2004 quarter.

Other Items
-----------

      The General and Administrative Expenses of Corporate and Others were lower in the third quarter and nine months of 2004 as compared to the third quarter and nine months of 2003 primarily due to reduced personnel costs and to lower pension expense.

      The Other Charges in the third quarters and nine months of 2004 and 2003 were the legal fees incurred related to stockholder litigation. (Refer to Item 1 of Part II of this Form 10-Q.)

      Interest Expense increased in the third quarter and nine months of 2004 from the same periods in 2003 primarily due to increased Short-Term Debt.

FINANCIAL CONDITION

      The Company's Stockholders' Equity increased to $3,751,000 at September 30, 2004, from $3,475,000 at December 31, 2003. The increase of $276,000 in
Stockholders' Equity was primarily due to the Net Earnings in the nine months of 2004. The Company had a deficiency in working capital of $1,345,000 at September 30, 2004, as compared to working capital of $137,000 at December 31, 2003. The decline in working capital was primarily due: 1) to the reclassification of the

June 30, 2005 final payment of $492,000 on term loans at Ronson Aviation into current liabilities from long-term liabilities; 2) a reduction in the long-term pension obligation by $598,000; and 3) to deposits of $737,000 on equipment to be leased, partially offset by the Net Earnings in 2004.

      Inventories and Short-term Debt increased in the nine months of 2004 due to the delivery of an aircraft to Ronson Aviation, at a cost of $946,000 for resale, and due to increases in inventory at Ronson Consumer Products related to new products and to timing of purchases. Accounts Payable increased to $2,122,000 at September 30, 2004, from $1,632,000 at December 31, 2003, due to the timing of purchases and payments.

      The increases in Buildings and Improvements and Long-term Debt in the nine months of 2004 were primarily due to the leasehold improvements of $440,000 at RCPC's newly-leased warehouse. The leasehold improvements were financed by the lessor.

      Capital Expenditures and Proceeds from Long-term Debt included the leasehold improvements of $440,000 at RCPC's newly-leased finished goods warehouse financed by the lessor.

      At September 30, 2004, Other Assets included $737,000 for deposits on equipment to be leased at RCPC for its new Multi-Fill production line. At September 30, 2004, Short-term Debt included $399,000 advanced to RCPC by the equipment lessor. These advances were repaid in October 2004 with the funding of the lease.

      On February 12, 2004, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend was issued on April 15, 2004, to stockholders of record April 1, 2004. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

      On May 7 and August 17, 2004, the Company's Board of Directors declared regular quarterly cash dividends on common stock of $.01 per common share per quarter. The cash dividends were paid on June 18 and September 18, 2004.

      On May 31, 2004, the Company completed the redemption of the remaining outstanding preferred stock. A total of 20,322 shares were redeemed at a cost of $46,263, and 14,553 shares were converted into common shares.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the nine months of 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

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

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated August 18, 2004, in response to Item 5 of such report. No financial statements or pro forma financial information were included in this report.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated October 27, 2004, in response to Item 2.02, Item 5.02 and Item 9.01 of such report. No financial statements or pro forma financial information were included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RONSON CORPORATION


Date: November 12, 2004                        /s/ Louis V. Aronson II
                                               --------------------------------
                                               Louis V. Aronson II, President
                                               & Chief Executive Officer

                                               (Signing as Duly Authorized
                                               Officer of the Registrant)


Date: November 12, 2004                        /s/ Daryl K. Holcomb
                                               --------------------------------
                                               Daryl K. Holcomb, Vice President
                                               & Chief Financial Officer,
                                               Controller and Treasurer

                                               (Signing as Chief Financial
                                               Officer of the Registrant)