Form 10-K
period 2004-12-31
RONSON CORP
filed 2005-03-31
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

         (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________ .

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $5,274,000 as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity.

As of March 23, 2005, there were 4,322,317 shares of the registrant's common stock outstanding, adjusted to reflect a 5% common stock dividend declared on February 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part I.

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

                                TABLE OF CONTENTS

Part I                                                                      Page
------                                                                      ----

Item  1.  Business.                                                           4

      2.  Properties.                                                         7

      3.  Legal Proceedings.                                                  8

      4.  Submission of Matters to a Vote of Security Holders.               10

Part II
-------

Item  5.  Market for the Company's Common Stock and Related                  11
          Stockholder Matters and Issuer Purchases of Equity Securities.

      6.  Selected Financial Data.                                           12

      7.  Management's Discussion and Analysis of                            12
          Financial Condition and Results of Operations.

     7A.  Quantitative and Qualitative Disclosures                           20
          about Market Risk.

      8.  Financial Statements and Supplementary Data.                       24

      9.  Changes in and Disagreements with Accountants                      25
          on Accounting and Financial Disclosure.

     9A.  Controls and Procedures.                                           25

     9B.  Other Information.                                                 26

Part III
--------

Item 10.  Directors and Executive Officers of the Company,                   26
          Compliance with Section 16(a) of the Exchange Act.

     11.  Executive Compensation.                                            29

     12.  Security Ownership of Certain Beneficial Owners and                34
          Management and Related Stockholder Matters.

     13.  Certain Relationships and Related Transactions.                    36

     14.  Principal Accountant Fees and Services.                            37

Part IV
-------

Item 15.  Exhibits, Financial Statement Schedules and                        37
          Reports on Form 8-K.

Signatures.                                                                  41

Financial Statements.                                                        42

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

      The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928.

      The Company is engaged principally in the following businesses:

      1.    Consumer Products; and

      2.    Aviation-Fixed Wing Operations and Services and Helicopter Services.

      The Company's common shares are listed on the Nasdaq SmallCap Market. The Company's common shares are quoted under the symbol RONC.

      The Company's preferred shares were listed on the NASD Over-the-Counter ("OTC") Bulletin Board under the symbol RONCP. On February 12, 2004, the Company's Board of Directors approved the redemption of the preferred stock which was completed May 31, 2004 (refer to Note 9 of Notes to Consolidated Financial Statements).

(b)   Financial Information about Segments.

      Refer to Note 12 of the Notes to Consolidated Financial Statements below.

(c)   Narrative Description of Business.

      (1)   Consumer Products
            -----------------

      The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", and a spot remover under the product tradename "Kleenol". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. The consumer products segment has a greater than 10% customer, which is a distributor, supplying Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on this distributor because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to this distributor in 2004 and 2003 accounted for 13% and 16%, respectively, of Consolidated Net Sales of the Company and 22% and 25%, respectively, of Net Sales of the segment.

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

      Ronson Consumer Products also distributes seven lighter and torch products
- the "COMET" refillable butane lighter; the Ronson "WINDII" liquid fuel windproof lighter; the Ronson "AmeroFlame Ignitor", used for lighting fireplaces, barbecues, camping stoves and candles; the "EURO LITE" and "AMERO LITE" blue point flame butane lighters, excellent for pipes and cigars; the "Tech Torch", used for craft and hobby work, cooking specialties, and soldering; and a new torch, the "AERO TORCH", geared for bigger projects requiring a larger flame. The lighter products are marketed in the United States and Canada.

      The Ronson WINDII windproof lighter is sold in the United States and Canada. The WINDII uses Ronson flints, Ronsonol lighter fuel and Ronson wicks. The WINDII faces strong competition from another nationally distributed brand and from unbranded imports. The Ronson WINDII lighter is manufactured in China in accordance with the engineering and quality specifications of the Company. The Company has the exclusive right to market this product in the United States, Canada and Mexico, and does so through its established distribution channels.

      In 2002 the Company introduced the refillable ignitor called the Ronson AmeroFlame Ignitor. The AmeroFlame Ignitor is manufactured in China, in accordance with the Company's engineering and quality specifications. It has a patented child resistant/adult friendly mechanism. It is sold as a single ignitor or in kit form with a 26-gram Ronson Multi-Fill Butane. The AmeroFlame Ignitor faces strong competition from imported disposable and refillable ignitors.

      In 2002 the Company introduced the "Tech Torch". The Tech Torch has a precision "hi heat" blue flame. The Tech Torch is manufactured in Taiwan for the Company in accordance with the Company's engineering and quality specifications. The Tech Torch faces competition from other nationally distributed brands of torches, but the Company believes the Tech Torch is a unique product in the marketplace.

      In 2003 Ronson Consumer Products introduced the EURO LITE and AMERO LITE blue point flame butane lighters, in both the United States and Canada. The EURO LITE and AMERO LITE use Ronson Multi-Fill butane fuel injectors and are manufactured in China in accordance with the Company's engineering and quality specifications. The EURO LITE and AMERO LITE face strong competition from other nationally distributed brands and unbranded imports.

      In the second half of 2004 the Company began distribution of the COMET, a new high quality, low cost refillable butane lighter with electronic ignition, adjustable flame and child-resistance feature. The COMET uses Ronson Multi-Fill butane fuel injectors, and is manufactured in China in accordance with the Company's engineering and quality specifications. The COMET is priced competitively with leading brand name disposable lighters, but has strong competition from several other brands of disposable lighters as well as much lower priced unbranded imports from China and other Far Eastern countries.

      Also in the fourth quarter of 2004, the Company began distribution of the new AERO TORCH, a torch with a larger flame for greater heat output. The new AERO TORCH is manufactured in Taiwan for the Company in accordance with the Company's engineering and quality specifications. The AERO TORCH faces competition from other nationally distributed brands of torches, but the Company believes the AERO TORCH is a unique product in the marketplace.

      (2)   Aviation - Fixed Wing Operations and
            ------------------------------------
            Services and Helicopter Services
            --------------------------------

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

      At December 31, 2004, Ronson Aviation had orders to purchase two new aircraft from Raytheon Aircraft Corporation, both of which are for resale. The total sales value of these aircraft is approximately $1,500,000. The orders are subject to cancellation by Ronson Aviation.

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

RESEARCH ACTIVITIES
-------------------

      The Company's consumer products segment expensed approximately $313,000, $339,000, and $348,000, during the fiscal years ended December 31, 2004, 2003 and 2002, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

NUMBER OF EMPLOYEES
-------------------

      As of December 31, 2004, the Company and its subsidiaries employed a total of 109 persons.

CUSTOMER DEPENDENCE
-------------------

      See above under "Consumer Products".

SALES AND REVENUES
------------------

      The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                       Consumer              Aviation Operations
                       Products                  and Services
                       --------              -------------------

      2004               59%                         41%

      2003               63%                         37%

      2002               60%                         40%

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

      On June 21, 2004, the Superior Court of New Jersey granted the motion of the Ronson directors, over the objection of Steel Partners II, L.P., to bifurcate the case. As a result, trial of all claims and defenses in the derivative suit, other than the defense based upon the report and findings of the Special Litigation Committee, will be held in abeyance pending trial of the Special Litigation Committee defense. The trial of the Special Litigation Committee defense commenced on March 21, 2005.

      On July 23, 2004, Ronson Corporation and certain of its directors filed a Counterclaim and Third-Party Complaint against Steel Partners II, L.P., Warren
G. Lichtenstein and certain close associates -- namely, Jack Howard, Howard M. Lorber and Ronald Hayes. The Counterclaim and Third-Party Complaint is based upon the New Jersey Shareholders Protection Act, and seeks compensatory and punitive damages, costs of suit and interest, as well as entry of a judgment directing the public disclosure of all limited partners of Steel Partners II, L.P., and persons acting directly or indirectly in concert with them in connection with the acquisition or attempted acquisition of stock in, or control of, Ronson Corporation. All discovery and other proceedings in connection with the Counterclaim and Third-Party Complaint are being held in abeyance pending completion of the trial of the Special Litigation Committee defense.

Ronson Corporation, Louis V. Aronson II, Robert A. Aronson, Erwin M. Ganz,
--------------------------------------------------------------------------
Gerard J. Quinnan, and Justin P. Walder v. Steel Partners II, L.P., Steel
-------------------------------------------------------------------------
Partners, L.L.C., Warren G. Lichtenstein, Jack Howard, Howard M. Lorber, Ronald
-------------------------------------------------------------------------------
Hayes, Travis Bradford, et al
-----------------------------

      In June 2003 the Company and certain members of its Board of Directors filed a complaint in the United States District Court, District of New Jersey, against Steel Partners II, L.P., Steel Partners L.L.C., Warren G. Lichtenstein, and others (i) claiming that Steel Partners II, L.P., Steel Partners L.L.C., and others acting in concert with them had failed to comply with their disclosure obligations under the federal securities law, and thereby violated Section 13D of the Securities Exchange Act of 1934, as amended. Several of the named defendants moved to dismiss the complaint, which motion was granted in December 2003 on the basis of the Court's conclusion that plaintiff's federal securities claims were "time-barred" by the statute of limitations, and the Court declined to exercise jurisdiction over the plaintiffs' state law claims. The merits of the complaint were not considered by the Court. Plaintiffs filed an appeal with respect to the decision. On January 13, 2005, the United States Court of Appeals for the Third Circuit affirmed the dismissal by the U.S. District Court of the lawsuit filed in 2003 by Ronson Corporation, together with several of its Directors, against Steel Partners II, Warren Lichtenstein, Howard Lorber, several Steel Partner employees and a number of secret, unidentified investors of Steel Partners. The dismissal of Ronson Corporation's claims was based solely on the time requirements of the applicable statute of limitations which bars litigation deemed to be untimely filed. Neither the Federal District Court nor the Federal Court of Appeals considered the merits of the claims asserted by Ronson in its Complaint.

Juraj Kosco and Maria Kosco vs. Ronson Consumer Products Corporation, Ronson
----------------------------------------------------------------------------
Corporation, Industrial Waste Management, Inc., Cuno Incorporated, XYZ
----------------------------------------------------------------------
Corporations #1-10 (fictitious parties), John and/or Jane Does #1-10 (fictitious
--------------------------------------------------------------------------------
individuals)
------------

      The plaintiffs, a former employee and his spouse, claim damages for burns and other injuries allegedly received in an accident occurring during the employee's performance of his job. The lawsuit was filed in the Superior Court of New Jersey, Law Division, Middlesex County, on February 10, 2005, and claims damages totaling $10,000,000. The claimant has received, and is receiving, workers' compensation benefits related to the incident. Management believes that damages, if any, awarded in addition to the statutory workers' compensation benefits, will be well within the Company's insurance coverage.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on December 9, 2004, the matters set forth in the Company's 2004 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

      (b) The Election of Directors by 87.7% or more of the votes cast at the meeting is summarized as follows:

      - Ms. Barbara L. Collins was elected as the new Class I director, with a term expiring at the 2006 Annual Meeting;

      - Messrs. Robert A. Aronson, Erwin M. Ganz, and Justin P. Walder were reelected for three-year terms as Class II directors, expiring at the 2007 Annual Meeting; and

      - Mr. Paul H. Einhorn was elected as the new Class III director, with a term expiring at the 2005 Annual Meeting.

      (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2004 was ratified by 88.0% of the votes cast at the Meeting.

      The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

1. ELECTION OF DIRECTORS

                                      FOR        %           WITHHOLD       %
                                      ---        -           --------       -

      Class I (term expires at 2006 Annual Meeting of Stockholders):

           Barbara L. Collins     3,235,706     87.7          451,988      12.3

      Class II (terms expire at 2007 Annual Meeting of Stockholders):

           Robert A. Aronson      3,233,534     87.7          454,160      12.3
           Erwin M. Ganz          3,234,359     87.7          453,335      12.3
           Justin P. Walder       3,234,388     87.7          453,306      12.3

      Class III (term expires at 2005 Annual Meeting of Stockholders):

           Paul H. Einhorn        3,234,945     87.7          452,749      12.3

2. To ratify the appointment of DEMETRIUS & COMPANY, L.L.C., as independent auditors for the year 2004.

         FOR          %        AGAINST          %          ABSTAIN          %
         ---          -        -------          -          -------          -

      3,244,909     88.0       439,996        11.9          2,789          0.1

                                     PART II
                                     -------

Item 5 - MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         -------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------

     (a) The principal market for trading in Ronson common stock is the Nasdaq SmallCap Market. Market data for the last two fiscal years are listed below for information and analysis. The data presented reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

       2004
       --------------------------------------------------

       Quarter            1st      2nd      3rd      4th
       --------------------------------------------------
       High Bid          $3.02    $2.98    $2.54    $2.06
       Low Bid           $1.90    $2.02    $1.28    $1.50

       2003
       --------------------------------------------------

       Quarter            1st      2nd      3rd      4th
       --------------------------------------------------
       High Bid          $0.93    $1.06    $2.61    $2.90
       Low Bid           $0.78    $0.65    $0.95    $1.76

     (b) At March 23, 2005, there were 2,294 stockholders of record of the Company's common stock.

     (c) Dividends -

      1. Cash dividends - On February 15, 2005, the Company's Board of Directors declared a regular quarterly cash dividend of $0.01 per common share. Cash dividends of $0.01 per share were also declared and paid during the second, third and fourth quarters of 2004. No cash dividends were declared or paid during the twelve months ended December 31, 2003.

      2. Stock dividends - On February 15, 2005, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock, in addition to a 5% common stock dividend declared during each of the last two fiscal years, on February 12, 2004 and March 18, 2003, respectively. Information regarding the number of shares and per share amounts has been retroactively adjusted for the stock dividends declared on the Company's common stock.

     (d) See Item 12 below for information as to securities authorized for issuance under equity compensation plans.

     (e) The following table contains information about purchases of equity securities by the Company and affiliated persons during the fourth quarter of 2004:

                                Issuer Purchases of Equity Securities
---------------------------------------------------------------------------------------------------------------
                                                                                                      Maximum
                                                                                                    Number (or
                                                                                                  Approximate
                                                                              Total Number        Dollar Value)
                                                                               Of Shares         of Shares that
                                                                              Purchased as         May Yet Be
                                                                            Part of Publicly        Purchased
                                     Total Number       Average Price          Announced            Under the
                                      of Shares           Paid per              Plans or            Plans or
Period                               Purchased (1)          Share               Programs            Programs
---------------------------------------------------------------------------------------------------------------
October 1 - October 31, 2004                 --             $  --                   --                 --
November 1 - November 30, 2004            4,871              1.94                   --                 --
December 1 - December 31, 2004               --                --                   --                 --
                                          -----             -----                -----              -----
Total                                     4,871             $1.94                   --                 --
                                          =====             =====                =====              =====

      (1) All transactions for the period were made by Directors of the issuer as open market purchases.

Item 6 - SELECTED FINANCIAL DATA
         -----------------------

      The information required by this item is filed with this report on page 43 and is incorporated herein by reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

2004 Compared to 2003

      The Company's Net Sales were $28,483,000 in the year 2004 as compared to $26,740,000 in the year 2003, an increase of 7%. The Company's Net Earnings in the year 2004 were $193,000 as compared to $703,000 in the year 2003.

      The Company's Earnings from Operations in the year 2004 were $922,000 as compared to $1,461,000 in the year 2003. The Company's Earnings from Operations were after other charges of $145,000 and $460,000 (before income taxes) in 2004 and 2003, respectively, due to litigation costs related to a stockholder derivative action, net of the associated insurance reimbursements.

Ronson Consumer Products
------------------------
(in thousands)
                                                               Year Ended
                                                              December 31,
                                                           2004            2003
                                                           ----            ----

Net sales                                                $16,768         $16,773
Earnings before interest, other items,
    intercompany charges, and taxes                        1,807           2,610
Earnings before intercompany charges
    and taxes                                              1,691           2,521

      Net Sales of consumer products at Ronson Consumer Products ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") were unchanged, composed of a 4% increase due to increased volume of products sold offset by a decline of about 4% due to reduced average net selling prices.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 59% in 2004 from 56% in 2003. The increase in the Cost of Sales percentage in 2004 was primarily due to increased material costs because of the increases in the price of oil and to increased personnel costs. The amount of the Cost of Sales increased in 2004 from 2003 by 5%, composed of about 3% due to increased product unit costs, 4% due to increased volume of products sold, and 3% due to increased manufacturing costs, partially offset by (5)% resulting from the effect of a change in the mix of products sold.

      Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products increased to 21% in 2004 from 19% in 2003 primarily due to the increased costs associated with the Company's new warehouse facility and to increased shipping costs due to higher fuel prices, partially offset by a reduction in the portion of sales subject to commission.

      Interest Expense at Ronson Consumer Products increased to $112,000 in 2004 from $85,000 in 2003 primarily due to increased Short-term and Long-term Debt. Interest Expense will more likely than not increase in 2005 from 2004 due to increased Short-term Debt and Long-term Capital Leases.

Ronson Aviation
---------------
(in thousands)

                                                                 Year Ended
                                                                 December 31,
                                                            2004            2003
                                                            ----            ----

Net sales                                                 $11,715         $9,967
Earnings before interest, other items,
   intercompany charges, and taxes                          1,253          1,454
Earnings before intercompany charges
   and taxes                                                1,158          1,374

      Net Sales at Ronson Aviation increased by 18% in 2004 from 2003 primarily because of an increase in aircraft sales of $1,500,000. Increased aircraft fuel sales, primarily due to oil price increases, were offset by reduced sales of maintenance services.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 77% in 2004 from 71% in 2003 primarily due to the change in the mix of products sold and to the increased cost of aircraft fuel due to higher oil prices.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were reduced to 8% in 2004 from 11% in 2003 primarily due to the increased sales in 2004.

      Interest Expense at Ronson Aviation increased to $100,000 in 2004 from $67,000 in 2003 primarily due to increased average Short-term Debt in 2004 related to aircraft inventory for sale.

Other Items
-----------

      The General and Administrative Expenses of Corporate and Others were lower at $1,993,000 in 2004 as compared to $2,143,000 in 2003 primarily due to reduced professional fees and lower pension expenses as the result of reduced amortization related to pension asset increases in 2003.

      The net Other Charges of $145,000 and $460,000 in 2004 and 2003, respectively, were the legal fees incurred as a result of the derivative action filed by a stockholder. The net shareholder litigation expenses are included in General and Administrative Expenses in the Consolidated Statements of Earnings. These litigation expenses were net of the associated insurance reimbursements.

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

      The Company's Earnings from Continuing Operations in the year 2003 increased to $703,000 from $42,000 in the year 2002. The Company's Earnings from Continuing Operations before Other Charges, Interest, Other Items, and Taxes increased in 2003 to $1,921,000 from $599,000 in the year 2002.

      The Company's Earnings from Continuing Operations before Other Charges, Expenses and Income Taxes increased to $1,611,000 in the year 2003 from $112,000 in the year 2002. Earnings from Continuing Operations for the year 2003 included expenses of $460,000 (before income taxes) due to litigation costs related to a shareholder derivative action, net of the associated insurance reimbursements.

Ronson Consumer Products
------------------------
(in thousands)
                                                                Year Ended
                                                               December 31,
                                                           2003            2002
                                                           ----            ----

Net sales                                                $16,773         $14,232
Earnings before interest, other items,
   intercompany charges, and taxes                         2,610           1,201
Earnings before intercompany charges
   and taxes                                               2,521           1,019

      Net Sales of consumer products at Ronson Consumer Products increased by 18% in 2003 compared to 2002 primarily due to sales of the new Ronson Tech Torch to Wal-Mart which began in May 2003 and to increased sales of flame accessory products. The 18% increase in Net Sales at Ronson Consumer Products was composed of an increase of about 1% due to increased net selling prices and 17% due to increased volume of products sold.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 56% in 2003 from 58% due primarily to the increased sales, to reduced packaging costs on certain products, and to improved packaging processes in 2003. The amount of the Cost of Sales increased in 2003 from 2002 by 14%, composed of 16% due to increased volume of products sold, partially offset by a 1% reduction due to lower manufacturing costs, and a 1% reduction due to increased material costs.

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

Ronson Aviation
---------------
(in thousands)

                                                                 Year Ended
                                                                December 31,
                                                            2003           2002
                                                            ----           ----

Net sales                                                 $9,967          $9,369
Earnings before interest, other items,
   intercompany charges, and taxes                         1,454           1,370
Earnings before intercompany charges
   and taxes                                               1,374           1,305

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

      The net Other Charges of $460,000 in 2003 were the legal fees incurred in 2003 as a result of the derivative action filed by a stockholder. The net shareholder litigation expenses are included in General and Administrative Expenses in the Consolidated Statements of Earnings. These litigation expenses were net of the associated insurance reimbursements.

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

Income Taxes
------------

      In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 2004, 2003, and 2002, the Company recognized deferred income tax expenses of $154,000, $313,000, and $20,000, respectively, related to continuing operations primarily due to the Earnings from Continuing Operations before Taxes. The Company recognized deferred income tax expenses related to discontinued operations of $115,000 in 2002 as the result of the insurance recovery income discussed above.

      Current income taxes in the years ended December 31, 2004, 2003, and 2002, were presented net of credits of $110,000, $420,000, and $29,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2004, 2003 and 2002, current income tax expenses (benefits) were as follows (in thousands):

                                           Year Ended December 31,
                                          2004       2003      2002
                                          ----       ----      ----
                Federal                  $  (4)      $ 20      $ (5)
                State                      152        110        47
                Foreign                      9          5         8
                                         -----       ----      ----
                         Total           $ 157       $135      $ 50
                                         =====       ====      ====

      At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,800,000 and federal and state alternative minimum tax credit carryforwards of $96,000. (Refer to Note 3 of the Notes to Consolidated Financial Statements.)

      The Company's effective income tax rate related to Continuing Operations was 62% in 2004, 39% in 2003, and 63% in 2002. The increase in the effective tax rate in 2004 was primarily due to the provision of $122,000 for state income tax related to an assessment of the State of New Jersey. The Company is appealing the assessment (refer to Note 8 of the Notes to Consolidated Financial Statements). The increased tax rate in 2002 was due to foreign income taxes, to non-deductible expenses, and to increased minimum state income taxes.

FINANCIAL CONDITION
-------------------

      The Company's Stockholders' Equity was $3,873,000 at December 31, 2004, compared to $3,475,000 at December 31, 2003. The increase in Stockholders' Equity in 2004 was primarily due to the Net Earnings of $193,000 in 2004, and to a $302,000 reduction, net of related income tax benefits, in the Minimum Pension Liability Adjustment component of Accumulated Other Comprehensive Loss. This reduction was primarily due to earnings on Retirement Plan assets greater than Plan assumptions and to amortization of prior unrecognized losses, partially offset by cash dividends of $125,000 during 2004.

      The Company had a deficiency in working capital of $1,060,000 at December 31, 2004, as compared to working capital of $137,000 at December 31, 2003. The decrease in working capital was primarily due to: 1) the reclassification of the June 30, 2005, fixed payment of $492,000 on term loans at Ronson Aviation to current liabilities from long-term liabilities; and 2) the transfer to current liabilities of about $859,000 of the long-term portion of pension obligations.

      The Company's Inventories increased at December 31, 2004, from December 31, 2003, primarily due to increased Inventories at Ronson Consumer Products related to new products and to a lower than normal inventory level at December 31, 2003, partially offset by a reduction because there were no aircraft for sale in Ronson Aviation's inventory at December 31, 2004.

      The increase in Buildings and Improvements was due primarily to the leasehold improvements at RCPC's newly-leased warehouse, financed by $440,000 in Long-Term Debt provided by the lessor. The increase in Machinery and Equipment was primarily due to a new production line for RCPC's Multi-Fill butane refills, financed by a long-term capitalized lease.

      The Increase in Cash from Discontinued Operations in 2002 was due to the proceeds of $600,000 from the final insurance settlement and the proceeds of $295,000 from the sale of the final parcel of the Prometcor property. Those proceeds were partially offset by payment of costs related to the insurance settlements, costs related to the sale of the property, and previously accrued environmental costs. Substantially all of the payments for the costs related to Prometcor's environmental clearance were completed in 2002, with the exception of the costs related to groundwater which are expected to be incurred over a period of many years.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2004, Ronson Consumer Products had unused borrowings available at December 31, 2004, of about $165,000 under the Fleet Capital Corporation ("Fleet") and Canadian Imperial Bank of Commerce lines of credit. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $337,000 under the Fleet line of credit at December 31, 2004.

      In January 2005, Fleet and the Company amended the lines of credit with RCPC and Ronson Aviation, amending certain terms of the agreements. Primarily, the amendments reduced the interest rates on the lines of credit to 0.5% above Fleet's prime rate or, at the Company's option, a portion at 2.0% above LIBOR (the London Interbank Offering Rate).

      The Fleet lines of credit with RCPC and Ronson Aviation and the term loans between Fleet and Ronson Aviation are scheduled to expire on June 30, 2005. Discussions have begun between Fleet and the Company regarding the renewal of these lines of credit and term loans. At December 31, 2004, Fleet provided RCPC and Ronson Aviation with a waiver of their non-compliance with a financial ratio covenant in the lines of credit.

      On February 15, 2005, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend will be issued on April 15, 2005, to stockholders of record April 1, 2005. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

      On May 7, August 17, and November 18, 2004, and on February 15, 2005, the Company's Board of Directors declared regular quarterly cash dividends on common stock of $.01 per common share per quarter. The cash dividends were paid on June 18, September 18, and December 17, 2004, and March 18, 2005.

      On May 31, 2004, the Company completed the redemption of the remaining outstanding preferred stock. A total of 20,322 shares were redeemed at a cost of $46,263, and 14,553 shares were converted into common shares.

      Ronson Aviation's property is subject to a long-term lease with an existing expiration of November 2007. The lease may be extended by Ronson Aviation for an additional 25 years with an investment in capital improvements of $1,500,000. In March 2004 Ronson Aviation announced plans to proceed with an expansion of its facilities to be completed in the second half of 2006 which will meet the requirements of the lease extension. At December 31, 2004, Ronson Aviation had expended approximately $167,000 and had outstanding commitments to expend approximately $120,000 for architectural and engineering services on the project.

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

      The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 5 and 6 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                                   Payments Due by Period
                                     -----------------------------------------------------
      Contractual                              Less than      2-3         4-5       After
      Obligations                     Total      1 year      years       years     5 years
                                      -----    ---------     -----       -----     -------
      Long-term debt                 $2,396      $  731      $  274      $1,114      $277
      Capital lease obligations       1,211         259         492         340       120
      Operating leases                1,544         451         405         260       428
      Other long-term
        obligations (1)               2,288         778       1,510          --        --
                                     ------      ------      ------      ------      ----
      Total contractual
        Obligations                  $7,439      $2,219      $2,681      $1,714      $825
                                     ======      ======      ======      ======      ====

      Pension obligations (2)                    $  859      $  740      $  393
                                                 ======      ======      ======

(1) Other long-term obligations include amounts due under an employment agreement, a consulting agreement and a stock option agreement.

(2) The payments of pension obligations assume necessary required contributions are made annually and that the plan incurs no actuarial or asset gains or losses. No estimate of contributions after five years can be made at this time because actuarial gains and losses cannot be estimated at this time.

      The Company will continue to incur interest expenses related to its outstanding short-term and long-term debt. In the years ended December 31, 2004, 2003, and 2002, the Company's interest expenses were $367,000, $308,000, and $354,000, respectively. Management expects its interest expenses (excluding interest related to capital lease obligations) in the years ending December 31, 2005 through 2009 to be approximately (in thousands):

                         2005                       $    193
                         2006-2007                       314
                         2008-2009                       203
                         After 2009                       55

      The estimated interest payments assume: 1) that the long-term debt and capital lease obligations are repaid according to the maturities; 2) the Company's revolving loans will continue through 2009 at the same terms and at the average balances of 2004; 3) interest rates remain at the December 31, 2004, levels; 4) no aircraft inventory loans will be required; and 5) interest expense related to capital lease obligations are included in the table of Contractual Obligations above.

      Other commercial commitments include outstanding letters of credit of a $60,000 standby letter of credit related to Ronson Aviation aircraft on order from Raytheon Aircraft Corporation, and a standby letter of credit of $150,000 related to the RCPC lease of additional warehouse space.

      The Company has no off-balance sheet financing arrangements other than the operating leases discussed above, no guarantees of the obligations of others, and no unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company's consolidated financial statements.

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

Revenue Recognition

      Net Sales are recognized by Ronson Consumer Products on the date of shipment of the product to customers, prior to which an arrangement exists, the price is fixed, and it has been determined that collectibility is reasonably assured.

      Net Sales at Ronson Aviation are recognized on the date of delivery of the product or service to customers. For aircraft, this occurs at the time the title for the aircraft has been transferred and the sales proceeds received. For aircraft fueling, repairs and other aircraft services, delivery occurs only after an arrangement exists, the price is fixed, and collectibility is reasonably assured.

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

New Accounting Pronouncement

      In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 will be effective for our fiscal year beginning January 1, 2006, and since the Company already complies with this statement, its adoption will not have a material impact on our financial position or results of operations.

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

      All of the Company's Short-term Debt ($1,439,000 at December 31, 2004) carries a variable rate of interest, and, therefore, the carrying value of the Short-term Debt approximates fair value. The Company's outstanding Long-term Debt as of December 31, 2004, consisted of indebtedness in the amount of $590,000 with a variable rate of interest and $1,806,000 with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Of the long-term debt with fixed interest rates, the $1,431,000 mortgage loan effectively carries a fixed rate of 7.45% due to an interest rate swap contract even though the loan has a variable rate. Because the interest rate swap contract is 100% effective, the contract will result in no future gains or losses being recognized. Based on the Company's average borrowings with variable interest rates during 2004 and assuming a one percentage point change in average interest rates, it is estimated that the Company's interest expense during 2004 would have increased or decreased by approximately $23,000.

      The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 5% of its Consolidated Net Sales were in Canada. As of December 31, 2004, the

Company's net investment in Ronson-Canada was approximately $507,000. Because the Company's foreign currency exchange exposure is limited to one relatively stable currency and the relatively small size of its net investment in Ronson-Canada, the Company does not consider this foreign currency exchange exposure to be material to its financial condition and results of operations. The cumulative effect of translating balance sheet accounts from the Canadian dollars into the US dollars at the current exchange rate is included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets.

      The Company, due to the nature of its operations, is also exposed to changes in the prices of fuels. In the years ended December 31, 2004 and 2003, the Company's cost of fuels included in its consumer products and its cost of aircraft fuel totaled approximately $3,726,000 and $3,341,000, respectively, or approximately 20% of Cost of Sales in each year. The price of the fuels fluctuates more or less in conjunction with oil prices. An increase or decrease of 1% in the average cost of the Company's fuels would have increased or decreased the Company's Cost of Sales by approximately $37,000 in 2004. Costs of fuel also impacts the cost of various other components used in the Company's products. Increases in the price of fuels, to the extent the Company is not able to increase the prices of its products to its customers, could have an adverse impact on the Company's results of operations.

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

            Large customers also seek price reductions and promotional concessions. In this regard, the Company has expanded its customer promotions and allowances which has negatively impacted, and will likely continue to impact, the Company's maintenance of existing profit margins.

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

Ronson Aviation:

      Supply Risk

            Ronson Aviation depends upon its vendors for the supply of its principal products. Aircraft fuels are subject to significant price volatility. Ronson Aviation has historically been successful in the pricing of its fuel to maintain its gross margins. Increases in the price of the aircraft fuels could have an adverse effect on the demand for Ronson Aviation products and aviation services, and on its operating results, financial position and cash flows.

            Ronson Aviation relies on Raytheon Aircraft Corporation as its sole supplier of new piston engine(s) aircraft for sale. Loss of availability of such aircraft and delays in deliveries of aircraft have had from time to time, and may in the future temporarily have, an adverse effect on Ronson Aviation's Net Sales.

      Business Risk

            Ronson Aviation depends upon demand for general aviation services, including corporate air travel and private charter. Increased security requirements and concerns may have an effect, positive or adverse, on Ronson Aviation's future operating results, financial position and cash flows.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

      Financial statements required by this item are included in Item 15.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending December 31, 2004.

(Dollars in thousands, except per share amounts)

                                             First        Second        Third       Fourth         Total
                                            Quarter       Quarter      Quarter      Quarter         Year
                                            --------------------------------------------------------------
Year Ended December 31, 2004
----------------------------
Net sales                                   $ 7,049       $ 6,376       $ 6,979      $ 8,079       $28,483
Gross profit (a)                            $ 2,572       $ 2,100       $ 2,104      $ 2,174       $ 8,950
Net earnings (loss)                         $   275       $   (74)      $    11      $   (19)      $   193
Diluted earnings (loss) per share           $  0.07       $ (0.02)      $  0.00      $ (0.01)      $  0.04
Cash dividends paid per common share        $    --       $  0.01       $  0.01      $  0.01       $  0.03
Other expense included in net
  earnings (loss) (b),(c)                   $    30       $    30       $     9      $    18       $    87

Year Ended December 31, 2003
----------------------------
Net sales                                   $ 5,838       $ 7,514       $ 6,344      $ 7,044       $26,740
Gross profit (a)                            $ 1,893       $ 2,704       $ 2,450      $ 2,639       $ 9,686
Net earnings (loss)                         $   (72)      $   297       $   203      $   275       $   703
Diluted earnings (loss) per share           $ (0.02)      $  0.07       $  0.05      $  0.07       $  0.16(d)
Cash dividends paid per common share        $    --       $    --       $    --      $    --       $    --
Other expense included in net
  earnings (loss) (b),(c)                   $    12       $   126       $    85      $    52       $   275

(a) Net Sales, less Cost of Sales, less a portion of Depreciation and Amortization.
(b)   Items are presented net of income tax effect.
(c) The costs included in the 2004 and 2003 quarters were the legal fees incurred as a result of the derivative action filed by a shareholder.
(d)   Does not add due to rounding.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      There were no disagreements with accountants in the years ended December 31, 2004, 2003 and 2002.

Item 9A - CONTROLS AND PROCEDURES
          -----------------------

      a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were adequate, are designed to ensure that material information related to the Company (including its consolidated subsidiaries) would be made known to the above officers, are effective and provide reasonable assurance that they will meet their objectives.

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

      b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls in the last fiscal quarter or subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B - OTHER INFORMATION
          -----------------

      None.

                                    PART III
                                    --------

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, COMPLIANCE WITH
          ----------------------------------------------------------------
          SECTION 16(a) OF THE EXCHANGE ACT
          ---------------------------------

(a)   Identification of directors.

      The following table indicates certain information about the Company's nine
(9) directors:

                                                                             Positions and Offices
                                                                                 with Company
                                                                             Presently Held (other
                                                                            than that of Director);
                                         Period                                Business Experience
                                         Served            Term as           During Past Five Years
                                           As              Director           (with Company unless
 Name of Director         Age           Director           Expires              otherwise noted)
 ----------------         ---           --------           -------          -----------------------
Louis V. Aronson II        82             1952-               2005           President & Chief
                                          Present                            Executive Officer;
                                                                             Chairman of Executive
                                                                             Committee.

Robert A. Aronson          55             1993-               2007           Managing Member of
                                          Present                            Independence Leather,
                                                                             L.L.C., Mountainside, NJ,
                                                                             the principal business of
                                                                             which is the import of
                                                                             leather products, 1996 to
                                                                             present; son of the
                                                                             President & Chief
                                                                             Executive Officer of the
                                                                             Company.

Barbara L. Collins         51             October 2004        2006           Member of Compensation
                                          - Present                          Committee; President and
                                                                             CEO of The Whistling Elk,
                                                                             Chester, NJ, the principal
                                                                             business of which is home
                                                                             furnishing and interior
                                                                             decorating, 1990 to
                                                                             present; Vice President of
                                                                             Human Resources of Van
                                                                             Heusen Retail Division of
                                                                             Phillips-Van Heusen
                                                                             Corporation, the principal
                                                                             business of which is
                                                                             retail apparel, 1986 to
                                                                             1990.

                                                                             Positions and Offices
                                                                                 with Company
                                                                             Presently Held (other
                                                                            than that of Director);
                                         Period                                Business Experience
                                         Served            Term as           During Past Five Years
                                           As              Director           (with Company unless
 Name of Director         Age           Director           Expires              otherwise noted)
 ----------------         ---           --------           -------          -----------------------
Paul H. Einhorn            89             October 2004        2005           Chairman of Audit
                                          - Present                          Committee; Member of
                                                                             Compensation Committee and
                                                                             Nominating Committee;
                                                                             Management Consultant -
                                                                             CPA, 1985 to present;
                                                                             Director, Vice Chairman of
                                                                             Board and Member of
                                                                             Executive Committee,
                                                                             Valley National Bank,
                                                                             Passaic, NJ, 1968 to 1985;
                                                                             President and CEO,
                                                                             Universal Manufacturing
                                                                             Corporation, the principal
                                                                             business of which was
                                                                             manufacturing of
                                                                             fluorescent lighting
                                                                             components, 1968 to 1990.

Erwin M. Ganz              75             1976-               2007           Member of Executive
                                          Present                            Committee; Consultant
                                                                             for the Company, 1994 to
                                                                             present; Executive Vice
                                                                             President-Industrial
                                                                             Operations, 1975 to 1993;
                                                                             Chief Financial Officer,
                                                                             1987 to 1993.

I. Leo Motiuk              59             1999-               2005           Member of Audit Committee;
                                          Present                            Counsel, Windels
                                                                             Marx Lane & Mittendorf,
                                                                             LLP, Attorneys at Law, New
                                                                             Brunswick, NJ; Attorney,
                                                                             2004 to present; Former
                                                                             partner in Shanley Fisher,
                                                                             P.C., Attorneys at Law,
                                                                             Morristown, NJ, 1990 to
                                                                             1999.

Gerard J. Quinnan          76             1996-               2006           Member of Compensation
                                          Present                            Committee and Nominating
                                                                             Committee, Consultant for
                                                                             the Company, 1990 to
                                                                             present, Vice President-
                                                                             General Manager of Ronson
                                                                             Consumer Products
                                                                             Corporation, 1981 to 1990.

                                                                             Positions and Offices
                                                                                 with Company
                                                                             Presently Held (other
                                                                            than that of Director);
                                         Period                                Business Experience
                                         Served            Term as           During Past Five Years
                                           As              Director           (with Company unless
 Name of Director         Age           Director           Expires              otherwise noted)
 ----------------         ---           --------           -------          -----------------------
Justin P. Walder           69             1972-               2007           Secretary; Assistant
                                          Present                            Corporation Counsel;
                                                                             Member of Executive
                                                                             Committee; Principal in
                                                                             Walder, Hayden & Brogan,
                                                                             P.A., Attorneys at Law,
                                                                             Roseland, NJ.

Saul H. Weisman            79             1978-               2006           Member of Audit Committee
                                          Present                            and Nominating Committee;
                                                                             Retired President, Jarett
                                                                             Industries, Inc., Cedar
                                                                             Knolls, NJ, the principal
                                                                             business of which is the
                                                                             sale of hydraulic and
                                                                             pneumatic equipment to
                                                                             industry, 1955 to 1997.

      No director also serves as a director of another company registered under the Securities Exchange Act of 1934.

Audit Committee

      The Audit Committee of the Board of Directors reports to the Board regarding the appointment of the Company's public accountants, the scope and results of its annual audits, compliance with accounting and financial policies and management's procedures and policies relative to the adequacy of internal accounting controls.

      The Company's Board of Directors has adopted a written charter for the Audit Committee which can be found on the investor relations page of the Company's website www.ronsoncorp.com.

      The Audit Committee consists of three independent directors: Messrs. Einhorn (Chairman), Motiuk, and Weisman. Each member of the Audit Committee is an independent director, as independence is defined in the listing standards of the NASDAQ relating to audit committee members. Each member of the Audit Committee is "financially literate" as required by NASDAQ rules. The Board of Directors has determined that Mr. Einhorn, the Audit Committee Chairman, is an "audit committee financial expert" as defined by regulations adopted by the Securities and Exchange Commission and meets the qualifications of "financial sophistication" in accordance with NASDAQ rules. Stockholders should understand that these designations related to our Audit Committee members' experience and understanding with respect to certain accounting and auditing matters do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board.

(b) Identification of executive officers.

      The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2007:

                                                    Positions and Offices
                                Period Served           with Company;
       Name            Age       as Officer          Family Relationships
---------------------  ---       ----------         ---------------------

Louis V. Aronson II..  82      1953 - Present     President & Chief Executive
                                                  Officer; Chairman of the
                                                  Executive Committee;
                                                  Director.

Daryl K. Holcomb.....  54     1996 - Present      Vice President & Chief
                                                  Financial Officer,
                                                  Controller & Treasurer;

                              1993 - 1996         Chief Financial Officer,
                                                  Controller & Treasurer;

                              1988 - 1993         Controller & Treasurer;
                                                  No family relationship.

Justin P. Walder.....  69     1989 - Present      Secretary;

                              1972 - Present      Assistant Corporation Counsel;
                                                  Director;
                                                  No family relationship.

      Messrs. L.V. Aronson and Holcomb have been employed by the Company in an executive capacity for at least the five-year period immediately preceding the date hereof. Mr. Walder has been Secretary, Assistant Corporation Counsel and Director of the Company and a principal in Walder, Hayden & Brogan, P.A., Attorneys at Law, for at least the five-year period preceding the date hereof.

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

(d) Code of ethics.

      The Company has adopted a code of ethics entitled, Standards of Integrity, applicable to it and all its subsidiaries. The Standards of Integrity are an integral part of the Company's business conduct compliance program and embody the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. A copy of the Standards of Integrity may be obtained without charge upon written request to: Investor Relations, Ronson Corporation, P.O. Box 6707, Somerset, NJ 08875-6707.

Item 11 - EXECUTIVE COMPENSATION
          ----------------------

SUMMARY COMPENSATION TABLE

      The Summary Compensation Table presents compensation information for the years ended December 31, 2004, 2003, and 2002, for the Chief Executive Officer and the other executive officer of the Company whose salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                       Long-Term
                                                                       Compensa-      All
                                            Annual Compensation           tion       Other
      Name and                              -------------------       ----------     Compen-
      Principal                            Salary        Bonus         Options/      sation
      Position                  Year         ($)         ($)(1)       SARS(#)(2)     ($)(3)
      --------                  ----       ------        ------       ----------     ------
    Louis V. Aronson II         2004      $616,120      $ 51,788            --      $ 19,435
      President & Chief         2003       616,120        70,570            --        19,005
      Executive Officer         2002       618,822            --        23,153        16,911

    Daryl K. Holcomb            2004       165,000        19,122            --         3,809
       Vice President &         2003       157,813        25,454            --         3,156
       Chief Financial          2002       157,500            --        11,576         3,575
       Officer, Controller
       & Treasurer

Footnotes
---------------

(1) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes. The incentive compensation, however, earned in 2002 by Messrs. L.V. Aronson and Holcomb of $37,421 and $12,995, respectively, was waived by them.

(2) The options included in Long-Term Compensation have been retroactively adjusted to reflect the 5% common stock dividends declared February 15, 2005.

(3) In 2004 All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $4,100; Mr. Holcomb, $3,809) and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $15,336).

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

      None.

AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES
------------------------------------------------------

      The following table summarizes, for each of the named executive officers, options exercised during the year and the number of stock options unexercised at December 31, 2004. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
---------------------------------------------------
FISCAL YEAR END OPTION VALUES
-----------------------------

                                                                                        Value of
                                                       Number of                     In-the-Money
                     Number of                    Unexercised Options                 Options at
                      Shares                        at FY-End (4)(5)                  FY-End (3)
                     Acquired                  --------------------------     --------------------------
                        on        Value (1)    Exercis-       Unexercis-      Exercis-        Unexercis-
      Name           Exercise     Realized     able (2)          able           able             able
      ----           --------     --------     --------          ----           ----             ----
L.V. Aronson II        9,116      $ 3,952           --            --          $    --          $     --
D.K. Holcomb           5,469          546       21,416            --           18,349                --

Footnotes
---------------

(1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

(2) The exercisable options held by the named executive officers at December 31, 2004 are exercisable at any time and expire on July 6, 2006, and September 12, 2007.

(3) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 2004 to the option prices.

(4) The exercise prices of the options held at December 31, 2004 were as follows:

                                      Number    Exercise Price
                                      ------    --------------

      D.K. Holcomb                     9,840      $   0.9905
                                      11,576          0.9823

(5) The number of shares acquired on exercise and of unexercised options held at December 31, 2004, has been adjusted for the 5% common stock dividend declared February 15, 2005.

LONG-TERM INCENTIVE PLANS

      None.

PENSION PLANS

      No named executive officer is a participant in the Company's defined benefit pension plan.

COMPENSATION OF DIRECTORS

      Effective October 21, 2004, directors who are not officers of the Company receive an annual fee of $10,000 and, in addition, are compensated at the rate of $750 for each meeting of the Company's Board of Directors actually attended and $450 for each meeting of a Committee of the Company's Board of Directors actually attended. Officers receive no compensation for their services on the Board or on any Committee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      Mr. L.V. Aronson II has been a party to an employment contract with the Company dated September 21, 1978, which, as amended on July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August 22, 1991, May 22,
1995, June 11, 1997, December 17, 1998, and September 19, 2001, provided for a term expiring December 31, 2004. The employment contract provided for the payment of a base salary which is to be increased 7% as of January 1 of each year. Mr. L.V. Aronson waived a 7% salary increase due January 1, 2004. Also, Mr. L.V. Aronson had waived a 7% salary increase due January 1, 2003, under the terms of the existing contract. In addition, in February 2002 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract. Previously, Mr. L.V. Aronson had offered and accepted other reductions in his base salary provided by the terms of his employment contract. During 1990 Mr. L.V. Aronson offered and accepted a 5% reduction in his base salary provided for by the terms of his employment contract, and, in addition, waived a 7% salary increase due January 1, 1991, under the terms of the contract. During 1992 Mr. L.V. Aronson offered and accepted a 7% reduction in his base salary. Effective September 1, 1993, Mr. L.V. Aronson offered and accepted a further 5% reduction in his base salary.

      On November 24, 2003, the Company and Mr. L.V. Aronson entered into a new employment agreement which became effective upon the December 31, 2004 expiration of the existing agreement. The new three-year agreement provides for a term expiring on December 31, 2007, and provides for the payment of a base salary which is to be increased 3.5% as of January 1 of each year beginning in 2005, subject to the Company reporting operating earnings in the year prior to each increase. Mr. L.V. Aronson waived the 3.5% increase due on January 1, 2005. Both the existing and new contracts also provide that the Company shall reimburse Mr. L.V. Aronson for expenses, provide him with an automobile, and pay a death benefit equal to two years' salary. The Company has purchased term insurance to provide coverage for a substantial portion of the potential death benefit. Under both of the employment contracts, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contracts also provide that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Board of the Company, as a whole, has historically provided overall guidance of the Company's executive compensation program. All members of the Board have participated in the review and approval of each of the components of the Company's executive compensation program described below, except that no director who is also a Company employee has participated in the review and approval of his compensation. Directors of the Company who are also current employees of the Company are Messrs. L.V. Aronson and Walder. Directors of the Company who are also former employees of the Company are Messrs. R.A. Aronson, whose employment with the Company ceased in 1987, Ganz, who retired from the Company in 1993, and Quinnan, who retired from Ronson Consumer Products in 1990. Mr. Ganz has a consulting agreement with the Company for the period ending December 31, 2006, which is cancelable at any time by either party with 180 days notice and effective January 1, 2005, provides compensation at the annual rate of $95,000, plus participation in the Company's health and life insurance plans and the use of an automobile. In the year ended December 31, 2004, Mr. Ganz was compensated $87,500 for his services. Mr. Quinnan provides consulting services for the Company at a specified daily rate. In 2004 Mr. Quinnan was compensated $24,300 for his services.

REPORT ON EXECUTIVE COMPENSATION

      As stated above, the Board, as a whole, has provided overall guidance of the Company's executive compensation program. The program covers the named executive officers, all other executive officers and other key employees. The program has three principal components: base salary, annual cash incentives under the Company's Management Incentive Plan ("MIP"), and stock options under the Company's Incentive Stock Option Plans ("ISO Plans"). Mr. L.V. Aronson's base salary is determined by the terms of his employment contract discussed above, except for the reductions which have been offered and accepted from time to time by Mr. L.V. Aronson. The amendments, also detailed above, to Mr. L.V. Aronson's employment contract and the reductions offered and accepted from time to time by Mr. L.V. Aronson have been reviewed and approved by the Board. The Board also reviewed and approved the salaries of all of the other executive officers. Prior to the beginning of the fiscal year, the Board reviewed and approved which employees participate in the Company's MIP and the criteria which will determine the cash awards under the plan to the participants after the close of the fiscal year. The Board also reviewed and approved all awards under the Company's ISO Plans.

      On October 21, 2004, the Board formed a separate Compensation Committee composed of Ms. Collins and Messrs. Einhorn and Quinnan. The Compensation Committee is now responsible for making recommendations to the Board regarding the executive compensation program.

      The base salaries are intended to meet the requirements of the employment contract in effect for Mr. L.V. Aronson and to fairly compensate all the officers of the Company for the effective exercise of their responsibilities, their management of the business functions for which they are responsible, their extended period of service to the Company and their dedication and diligence in carrying out their responsibilities for the Company and its subsidiaries. In 2004 and prior years, increases have been granted to Mr. L.V. Aronson in accordance with terms of the employment contract, except for the above mentioned salary reductions offered and accepted from time to time by him. In 2004 and prior years, the Board, after review, has approved increases to the other executive officers.

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

      The stock options granted under the Company's ISO Plans are designed to create a proprietary interest in the Company among its executive officers and other key employees and reward these executive officers and other key employees directly for appreciation in the long-term price of the Company's Common Stock. The ISO Plans directly link the compensation of executive officers and other key employees to gains by the stockholders and encourages the executive officers, directors, and other key employees to adopt a strong stockholder orientation in their work. In 2004 options were granted to one key employee of the Company.

      The above report is presented by the Board of Directors:

            Louis V. Aronson II           I. Leo Motiuk
            Robert A. Aronson             Gerard J. Quinnan
            Barbara L. Collins            Justin P. Walder
            Paul H. Einhorn               Saul H. Weisman
            Erwin M. Ganz

PERFORMANCE GRAPH

      The following table compares the yearly percentage change in the cumulative total stockholder returns on the Company's Common Stock during the five fiscal years ended December 31, 2004, with the cumulative total returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                  AMONG THE COMPANY, NASDAQ STOCK MARKET INDEX
                             AND RUSSELL 2000 INDEX

                                 TABLE OF VALUES

                                                  Value as of December 31,
                           1999         2000         2001         2002        2003          2004
                           ----         ----         ----         ----        ----          ----
Ronson Corporation       $100.00      $ 56.74      $ 81.70      $ 49.57      $118.35      $101.70
NASDAQ Stock Market
   Index                  100.00        60.31        47.84        33.07        49.45        53.81
Russell 2000 Index        100.00        96.98        99.39        79.03       116.37       137.71

      This comparison assumes that $100 was invested in the Company's Common Stock on December 31, 1999, in the NASDAQ Stock Market (U.S. Companies) Index and in the Russell 2000 Index, and that dividends are reinvested.

      The Company has determined that it is not possible to identify a published industry or line-of-business index or a peer group of companies since the Company has two distinct lines of business. The Company has selected the Russell 2000 Index since it is composed of companies with small capitalizations.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a) Security ownership of certain beneficial owners.

      Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

              Name and Address
                of Beneficial                    Title of     Beneficially     Percent of
                   Owner                           Class         Owned           Class
              ----------------                   --------     ------------     ----------
         Louis V. Aronson II                      Common      1,215,456(1)      28.12%(1)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

         Carl W. Dinger III                       Common        506,480(2)      11.72%(2)
           P.O. Box 150
           Green Village, New Jersey 07935

         Steel Partners II, L.P.                  Common        417,205(3)       9.65%(3)
           590 Madison Avenue
           32nd Floor
           New York, New York 10022

         Howard M. Lorber                         Common        327,384(4)       7.57%(4)
           70 East Sunrise Highway
           Valley Stream, New York 11581

(1) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 208,214 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be increased to 1,423,670 shares, or 32.94% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997, adjusted for the 5% common stock dividend declared February 15, 2005.

(2) 506,480 shares of common stock owned directly, adjusted for the 5% common stock dividend declared February 15, 2005. This information was from a Form 4 filed by Mr. Dinger on December 8, 2004. Mr. Dinger has provided the Company's Board of Directors an irrevocable proxy to vote these shares. (Refer to "Transactions with Management and Others" in Item 13 below.)

(3) 417,205 shares of common stock owned by Steel Partners II, L.P. Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D filed with the SEC on January 26, 2004, by Steel

      Partners II, L.P., and Mr. Lichtenstein, adjusted for the 5% common stock dividends declared through February 15, 2005.

(4) 327,384 shares of common stock owned directly by Mr. Lorber. This information was obtained from a Schedule 13D filed with the SEC on January 27, 2000, by Mr. Lorber, adjusted for the 5% common stock dividends declared through February 15, 2005.

(b) Security ownership of management.

      The following table shows the number of shares of common stock beneficially owned by each director, each named executive officer, and by all directors and officers as a group as of March 23, 2005, and the percentage of the total shares of common stock outstanding on March 23, 2005, owned by each individual and by the group shown in the table. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

           Name of Individual or        Amount and Nature of       Percent of
             Identity of Group         Beneficial Ownership(2)        Class
         -----------------------       -----------------------        -----
         Louis V. Aronson II                1,215,456(3)              28.12%
         Robert A. Aronson                     15,337                    (1)
         Barbara L. Collins                     1,050                    (1)
         Paul H. Einhorn                        9,840                    (1)
         Erwin M. Ganz                         46,688(3)               1.08%
         I. Leo Motiuk                          9,876                    (1)
         Gerard J. Quinnan                     12,141                    (1)
         Justin P. Walder                      72,611                  1.68%
         Saul H. Weisman                       24,962                    (1)
         Daryl K. Holcomb                      58,532                  1.35%

         All directors and
         officers as a group
         (ten (10) individuals
         including those named
         above)                             1,466,493                 33.60%

      (1) Shares owned beneficially are less than 1% of total shares outstanding.

      (2) Shares listed as owned beneficially include 42,784 shares subject to option under the Ronson Corporation 1996 and 2001 Incentive Stock Option Plans as follows:

                                                 Number of Common Shares
                                                        Under Option
                                                 -----------------------
                   Robert A. Aronson                       2,639
                   Erwin M. Ganz                           6,582
                   Justin P. Walder                        8,682
                   Saul H. Weisman                         3,465
                   Daryl K. Holcomb                       21,416

                   All directors and officers
                   as a group (ten (10)
                   individuals including
                   those named above)                     42,784

      (3) Does not include 208,214 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be increased to 1,423,670 shares, or 32.94% of the class; however, if the shares held by the Retirement Plan were not included in Mr. L.V. Aronson's beneficial ownership but instead were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 254,902 shares, or 5.89% of the class.

(c) Changes in control.

      The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

(d) Securities authorized for issuance under equity compensation plans.

                      Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------
                                                                              Number of Securities
                                                                               Remaining Available
                                                                               For Future Issuance
                          Number of Securities                                    under Equity
                           to Be Issued upon       Weighted-average            Compensation Plans
                              Exercise of          Exercise Price of          (excluding Securities
                          Outstanding Options,     Outstanding Options,         Reflected in Column
Plan Category             Warrants and Rights      Warrants and Rights                  (a))
---------------------------------------------------------------------------------------------------
                                   (a)                     (b)                          (c)
---------------------------------------------------------------------------------------------------
Equity compensation
  plans approved by
  security holders              96,212                $   .985                        70,639

Equity compensation
  plans not approved
  by security holders             None                     N/A                          None

   Total                        96,212                $   .985                        70,639

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

(a) Transactions with management and others.

      In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period ending on April 7, 2000. The Company and Mr. Dinger entered into a second consulting agreement effective upon the expiration date of the original agreement. This agreement provided that Mr. Dinger continue to perform consulting services for the Company through April 7, 2004 at a fee of $7,000 per month. During 2004 the agreement was extended on a month-to-month basis through July 7, 2004. A new consulting agreement was effective on July 8, 2004, which provides that Mr. Dinger continue to perform consulting services at a fee of $7,000 per month for the Company for a period of thirty-six months through July 7, 2007. Mr. Dinger was compensated $84,000 during each of the years ended December 31, 2004, 2003 and 2002, under the agreements.

      In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock then held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. In 2000 Mr. Dinger granted a new option to the Company, to purchase the shares of the Company's common stock held by Mr. Dinger. The option was for a period of 48 months, expiring April 7, 2004. The exercise price of the option was $5.25 per share for the first two years and $7.50 per share in the second two-year period. The cost of the option was $4,000 per month for the period of the option or until exercised. In March 2000 Mr. Dinger purchased 276,528 shares of newly issued restricted common stock of the Company at a price of $2.06 per share. During 2004 the option agreement was extended on a month-to-month basis through July 7, 2004. A new option agreement was effective on July 8, 2004. The new option granted by Mr. Dinger is for a period of 36 months, expiring on July 7, 2007. The exercise price of the option is $6.50 per share for the 506,480 shares now held by Mr. Dinger. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of each of the option agreements, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. The Company expended $48,000 for the options during each of the years ended December 31, 2004, 2003 and 2002, which were charged to Additional Paid-in Capital.

      During the year ended December 31, 2004, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $82,488. A greater than 10% shareholder of Michael Graphics, Inc. is the son-in-law of the Company's president.

      Refer to Item 11 above for additional information regarding this item.

(b) Certain business relationships.

      Refer to Item 11 above for information regarding this item.

(c) Indebtedness of management.

      None.

(d) Transactions with promoters.

      Not applicable.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

      The fees billed for services provided to the Company by Demetrius & Company, L.L.C., for the year ended December 31, 2004 and 2003, were as follows:

                                                    2004         2003
                                                    ----         ----

            Audit fees                            $80,400      $82,600
            Audit-related fees                         --           --
            Tax fees, principally related to
             tax return preparation                14,000       15,900
            All other fees                             --          575

      The Audit Committee of the Board of Directors pre-approves substantially all of the services of the Company's auditing firm. These pre-approved services are approved by the Audit Committee based upon "not to exceed" proposals in advance of the Company's Annual Meeting of Stockholders. In the year ended December 31, 2003, fees from services provided which had not been pre-approved, but were subsequently reviewed and approved, were $1,000 (none in 2004).

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

      For further information on the Company's loan agreements, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 2004, filed with this report pursuant to Item 8, which is incorporated herein by reference.

      The Company has been a party to an employment contract with Mr. Louis V. Aronson II dated December 21, 1978, as amended July 24, 1980, July 1, 1982, October 11, 1985, July 7, 1988, May 10, 1989, August 22, 1991, May 22, 1995,
June 11, 1997, December 17, 1998, and September 19, 2001. This contract is incorporated herein by reference as filed as Exhibit 10.16 to Registration Statement No. 33-13696 on Form S-2 dated September 18, 1987. The amendment dated September 19, 2001, was attached to the Company's Form 8-K filed on October 23, 2001, as Exhibit 10. On November 24, 2003, the Company and Mr. Aronson entered into a new three-year employment agreement which became effective upon the December 31, 2004 expiration of the existing agreement. The new agreement provides for a term expiring on December 31, 2007. The new agreement was attached to the Company's Form 8-K filed January 6, 2004, as
Exhibit 10(e).

      (20) Other documents or statements to security holders.

      The Ronson Corporation Notice of Meeting of Stockholders held on December 9, 2004, and Proxy Statement was filed on November 5, 2004, and is incorporated herein by reference.

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

      (99) Additional exhibits.

            (a) None.

            (b) Reports on Form 8-K filed.

                  On October 27, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to Items 2.02 and 5.02 of such report. No financial statements or pro forma financial information were included in the report.

                  On November 29, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 8.01 of such report. No financial statements or pro forma financial information were included in the report.

                  On December 22, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 8.01 of such report. No financial statements or pro forma financial information were included in the report.

                  On January 18, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 8.01 of such report. No financial statements or pro forma financial information were included in the report.

                  On January 21, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 8.01 of such report. No financial statements or pro forma financial information were included in the report.

                  On February 16, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to
Item 8.01 of such report. No financial statements or pro forma financial information were included in the report.

                  On March 7, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission providing information in response to Item
2.02 of such report. No financial statements or pro forma financial information were included in the report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RONSON CORPORATION


Dated:  March 30, 2005                By: /s/ Louis V. Aronson II
                                          ------------------------------------
                                          Louis V. Aronson II, President &
                                          Chief Executive Officer and Director

Dated:  March 30, 2005                By: /s/ Daryl K. Holcomb
                                          ------------------------------------
                                          Daryl K. Holcomb, Vice President &
                                          Chief Financial Officer, Controller
                                          and Treasurer

Dated:  March 30, 2005                By: /s/ Justin P. Walder
                                          ------------------------------------
                                          Justin P. Walder, Secretary and
                                          Director

Dated:  March 30, 2005                By: /s/ Robert A. Aronson
                                          ------------------------------------
                                          Robert A. Aronson, Director

Dated:  March 30, 2005                By: /s/ Barbara L. Collins
                                          ------------------------------------
                                          Barbara L. Collins, Director

Dated:  March 30, 2005                By: /s/ Paul H. Einhorn
                                          ------------------------------------
                                          Paul H. Einhorn, Director

Dated:  March 30, 2005                By: /s/ Erwin M. Ganz
                                          ------------------------------------
                                          Erwin M. Ganz, Director

Dated:  March 30, 2005                By: /s/ I. Leo Motiuk
                                          ------------------------------------
                                          I. Leo Motiuk, Director

Dated:  March 30, 2005                By: /s/ Gerard J. Quinnan
                                          ------------------------------------
                                          Gerard J. Quinnan, Director

Dated:  March 30, 2005                By: /s/ Saul H. Weisman
                                          ------------------------------------
                                          Saul H. Weisman, Director

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2004

                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
----------------------------------------------------
Dollars in thousands (except per share data)

                                    2004           2003          2002           2001           2000
                                    ----           ----          ----           ----           ----
Net sales                        $  28,483      $  26,740      $  23,601      $  28,705      $  27,759

Earnings from continuing
   operations                    $     193      $     703      $      42      $     531      $     434

Total assets                     $  13,942      $  12,603      $  12,888      $  12,627      $  15,192

Long-term obligations            $   2,898      $   3,317      $   4,321      $   4,460      $   4,681

Per common share (1,2):
  Earnings from continuing
      operations:
      Basic                      $    0.04      $    0.16      $    0.01      $    0.12      $    0.10
      Diluted                    $    0.04      $    0.16      $    0.01      $    0.12      $    0.10

  Cash dividends declared        $    0.03      $      --      $      --      $      --      $      --

(1) Basic Net Earnings per Common Share provides for quarterly cumulative preferred dividends with no conversion of preferred shares to common shares. Diluted Net Earnings per Common Share assumes no provision for the quarterly cumulative preferred dividends with full conversion of all preferred shares to common shares and includes the dilutive effect of outstanding stock options. The assumed conversion of preferred to common and the stock options were anti-dilutive for the years ended December 31, 2002, 2001 and 2000, and, therefore, were excluded from the computation of Diluted Net Earnings Per Common Share for those years.

(2) A 5% stock dividend on the Company's outstanding common stock was declared on February 15, 2005, payable on April 15, 2005. Previously, 5% stock dividends on the Company's outstanding common stock were issued on April 15, 2004, 2003, and 2002.

(3) A cash dividend of $0.01 per share was paid on June 18, September 17 and December 17, 2004 to stockholders of record on June 1, September 1 and December 1, 2004, respectively.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

   The following consolidated financial statements of Ronson
   Corporation and its wholly owned subsidiaries are included in Item 8:

   Consolidated Balance Sheets - December 31, 2004 and 2003

   Consolidated Statements of Earnings - Years Ended

          December 31, 2004, 2003 and 2002

   Consolidated Statements of Changes in Stockholders' Equity -

          Years Ended December 31, 2004, 2003 and 2002

   Consolidated Statements of Cash Flows - Years Ended

          December 31, 2004, 2003 and 2002

   Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ronson Corporation

We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ronson Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 8, 2005

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
  ---------------------------
  Dollars in thousands

                                     ASSETS
                                     ------

                                                                              December 31,
                                                                       ---------------------------
                                                                          2004            2003
                                                                          ----            ----
CURRENT ASSETS:
Cash and cash equivalents ....................................         $      599       $      664
Accounts receivable, less allowances for doubtful accounts
   of : 2004, $84 and 2003, $76 ..............................              1,876            2,198
Inventories:
   Finished goods ............................................              1,625            1,495
   Work in process ...........................................                 88               25
   Raw materials .............................................                621              383
                                                                       ----------       ----------
                                                                            2,334            1,903

Other current assets .........................................              1,302            1,183
                                                                       ----------       ----------
                     TOTAL CURRENT ASSETS ....................              6,111            5,948

PROPERTY, PLANT AND EQUIPMENT:
Land .........................................................                  6                6
Buildings and improvements ...................................              5,333            4,782
Machinery and equipment ......................................              8,707            7,232
Construction in progress .....................................                261               53
                                                                       ----------       ----------
                                                                           14,307           12,073

Less accumulated depreciation and amortization ...............              8,791            8,029
                                                                       ----------       ----------
                                                                            5,516            4,044

OTHER ASSETS .................................................              2,315            2,611
                                                                       ----------       ----------
                                                                       $   13,942       $   12,603
                                                                       ==========       ==========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS
      ---------------------------
      Dollars in thousands (except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                                       December 31,
                                                                                             -------------------------------
                                                                                                 2004                2003
                                                                                                 ----                ----
CURRENT LIABILITIES:
Short-term debt .....................................................................        $     1,439         $       847
Current portion of long-term debt ...................................................                731                 293
Current portion of lease obligations ................................................                195                  32
Accounts payable ....................................................................              1,786               1,632
Accrued expenses ....................................................................              3,020               3,007
                                                                                             -----------         -----------
                     TOTAL CURRENT LIABILITIES ......................................              7,171               5,811

LONG-TERM DEBT ......................................................................              1,665               1,926
LONG-TERM LEASE OBLIGATIONS .........................................................                826                  20
PENSION OBLIGATIONS .................................................................                138               1,132
OTHER LONG-TERM LIABILITIES .........................................................                269                 239

COMMITMENTS AND CONTINGENCIES .......................................................                 --                  --

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares:
   12% cumulative convertible, $0.01 stated value;
   outstanding, 2004, none and 2003, 34,875 .........................................                 --                  --

Common stock, par value $1
                                                          2004             2003
                                                          ----             ----
   Authorized shares ...........................      11,848,106       11,848,106
   Reserved shares .............................          96,212          185,768
   Issued (including treasury) .................       4,399,226        4,333,811                  4,399               4,334
Additional paid-in capital ..........................................................             29,652              29,723
Accumulated deficit .................................................................            (27,140)            (27,189)
Accumulated other comprehensive loss ................................................             (1,441)             (1,796)
                                                                                             -----------         -----------
                                                                                                   5,470               5,072
Less cost of treasury shares:
    2004, 76,909 and 2003, 76,894 ...................................................              1,597               1,597
                                                                                             -----------         -----------
                     TOTAL STOCKHOLDERS' EQUITY .....................................              3,873               3,475
                                                                                             -----------         -----------
                                                                                             $    13,942         $    12,603
                                                                                             ===========         ===========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------
Dollars in thousands (except per share data)

                                                                                               Year Ended December 31,
                                                                                   -------------------------------------------------
                                                                                       2004               2003              2002
                                                                                       ----               ----              ----
NET SALES .................................................................        $    28,483        $    26,740        $    23,601
                                                                                   -----------        -----------        -----------

Cost and expenses:
    Cost of sales .........................................................             18,884             16,451             14,874
    Selling, shipping and advertising .....................................              3,526              3,164              3,304
    General and administrative ............................................              4,379              5,006              4,153
    Depreciation and amortization .........................................                772                658                671
                                                                                   -----------        -----------        -----------
                                                                                        27,561             25,279             23,002
                                                                                   -----------        -----------        -----------
EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INTEREST AND OTHER ITEMS .......................................                922              1,461                599
                                                                                   -----------        -----------        -----------
Other expense:
    Interest expense ......................................................                367                308                354
    Other-net .............................................................                 51                  2                133
                                                                                   -----------        -----------        -----------
                                                                                           418                310                487
                                                                                   -----------        -----------        -----------
EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES ...................................................                504              1,151                112

Income tax provisions .....................................................                311                448                 70
                                                                                   -----------        -----------        -----------

EARNINGS FROM CONTINUING OPERATIONS .......................................                193                703                 42

Earnings from discontinued operations (net of tax
    provision of $115) ....................................................                 --                 --                170
                                                                                   -----------        -----------        -----------

NET EARNINGS ..............................................................        $       193        $       703        $       212
                                                                                   ===========        ===========        ===========

EARNINGS PER COMMON SHARE:

Basic:
    Earnings from continuing operations ...................................        $      0.04        $      0.16        $      0.01
    Earnings from discontinued operations .................................                 --                 --               0.04
                                                                                   -----------        -----------        -----------
    Net earnings ..........................................................        $      0.04        $      0.16        $      0.05
                                                                                   ===========        ===========        ===========

Diluted:
    Earnings from continuing operations ...................................        $      0.04        $      0.16        $      0.01
    Earnings from discontinued operations .................................                 --                 --               0.04
                                                                                   -----------        -----------        -----------
    Net earnings ..........................................................        $      0.04        $      0.16        $      0.05
                                                                                   ===========        ===========        ===========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     ----------------------------------------------------------
     For the Years Ended December 31, 2004, 2003 and 2002
     Dollars in thousands

                                         12%
                                     Cumulative                                         Accumulated                         Compre-
                                     Convertible            Additional                     Other       Treasury             hensive
                                     Preferred     Common    Paid-in     Accumulated   Comprehensive     Stock              Income
                                        Stock      Stock      Capital      Deficit         Loss        (at cost)   Total     (Loss)
                                     -----------   -----    ----------   -----------   -------------   ---------   -----    --------
Balance at December 31, 2001 ......   $     --    $  4,275   $ 29,815     $(28,020)      $ (1,602)     $ (1,596)  $ 2,872
                                      --------    --------   --------     --------       --------      --------   -------

Net earnings - 2002 ...............                                            212                                    212   $   212
                                                                                                                            -------

Dividends .........................                                            (77)                                   (77)
Translation adjustment, net of tax                                                                                               --
Pensions, net of tax ..............                                                                                            (539)
                                                                                                                            -------
Other comprehensive loss ..........                                                          (539)                   (539)     (539)
                                                                                                                            -------
Comprehensive loss ................                                                                                         $  (327)
                                                                                                                            =======
Shares issued for:
     Stock options exercised ......                     36          3                                                  39
Stock option purchased ............                               (48)                                                (48)
Treasury shares ...................                                                                          (1)       (1)
                                      --------    --------   --------     --------       --------      --------   -------
Balance at December 31, 2002 ......         --       4,311     29,770      (27,885)        (2,141)       (1,597)    2,458
                                      --------    --------   --------     --------       --------      --------   -------

Net earnings - 2003 ...............                                            703                                    703   $   703
                                                                                                                            -------

Dividends .........................                                             (7)                                    (7)
Translation adjustment, net of tax                                                                                               58
Pensions, net of tax ..............                                                                                             287
                                                                                                                            -------
Other comprehensive income ........                                                           345                     345       345
                                                                                                                            -------
Comprehensive income ..............                                                                                         $ 1,048
                                                                                                                            =======
Shares issued for:
     Stock options exercised ......                     23          1                                                  24
Stock option purchased ............                               (48)                                                (48)
                                      --------    --------   --------     --------       --------      --------   -------
Balance at December 31, 2003 ......         --       4,334     29,723      (27,189)        (1,796)       (1,597)    3,475
                                      --------    --------   --------     --------       --------      --------   -------

Net earnings - 2004 ...............                                            193                                    193   $   193
                                                                                                                            -------

Dividends .........................                                           (125)                                  (125)
Translation adjustment, net of tax                                                                                               63
Other comprehensive loss on swap ..                                                                                             (10)
Pensions, net of tax ..............                                                                                             302
                                                                                                                            -------
Other comprehensive income ........                                                           355                     355       355
                                                                                                                            -------
Comprehensive income ..............                                                                                         $   548
                                                                                                                            =======
  Fair value of stock options
     granted, net of tax ..........                                 3                                                   3
Shares issued for:
     Stock options exercised ......                     48         18                                                  66
     Preferred shares converted ...                     17        (17)                                                 --
     Preferred shares redeemed ....                               (27)         (19)                                   (46)
Stock option purchased ............                               (48)                                                (48)
                                      --------    --------   --------     --------       --------      --------   -------
Balance at December 31, 2004 ......   $     --    $  4,399   $ 29,652     $(27,140)      $ (1,441)     $ (1,597)  $ 3,873
                                      ========    ========   ========     ========       ========      ========   =======

                                                 SHARE ACTIVITY
                                      -----------------------------------
                                           12%
                                      Cumulative
                                      Convertible
                                       Preferred     Common      Treasury
                                         Stock        Stock       Stock
                                      -----------   ---------   ---------
Balance at December 31, 2001 ......       34,875    4,274,916      76,894
Shares issued for:
      Stock options exercised .....                    35,742
                                       ---------    ---------   ---------
Balance at December 31, 2002 ......       34,875    4,310,658      76,894
Shares issued for:
      Stock options exercised .....                    23,153
                                       ---------    ---------   ---------
Balance at December 31, 2003 ......       34,875    4,333,811      76,894
 Shares issued for:
     Stock options exercised ......                    47,744
     Preferred stock converted ....      (14,553)      17,672          15
     Preferred stock redeemed .....      (20,322)
                                       ---------    ---------   ---------
Balance at December 31, 2004 ......           --    4,399,226      76,909
                                       =========    =========   =========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOWS
       -------------------------------------
       Dollars in thousands

                                                                                 Year Ended December 31,
                                                                     --------------------------------------------------
                                                                         2004                2003               2002
                                                                         ----                ----               ----
Cash Flows from Operating Activities:
Earnings from continuing operations ..........................       $      193          $      703          $       42
Adjustments to reconcile earnings from
    continuing operations to net cash provided
    by operating activities:
    Depreciation and amortization ............................              772                 658                 671
    Deferred income tax provisions ...........................              154                 313                  20
    Increase (decrease) in cash from changes in:
       Accounts receivable ...................................              293                (404)                (31)
       Inventories ...........................................             (431)                434                (499)
       Other current assets ..................................             (148)                 36                 (17)
       Accounts payable ......................................              183                 (37)                 34
       Accrued expenses ......................................             (193)                331                (235)
       Other non-current assets and other long-term
         liabilities .........................................              (23)               (105)                (33)
    Net change in pension-related accounts ...................             (264)                (24)               (103)
    Loss (gain) on disposal of fixed assets ..................               --                 (63)                 56
    Effect of exchange rate changes ..........................               63                  54                   2
    Discontinued operations ..................................               (5)                (42)                451
                                                                     ----------          ----------          ----------
       Net cash provided by operating activities .............              594               1,854                 358
                                                                     ----------          ----------          ----------

Cash Flows from Investing Activities:
Capital expenditures .........................................             (687)               (422)               (908)
Proceeds from sale of property, plant & equipment ............               --                  76                  --
                                                                     ----------          ----------          ----------
       Net cash used in investing activities .................             (687)               (346)               (908)
                                                                     ----------          ----------          ----------

Cash Flows from Financing Activities:
Proceeds from long-term debt .................................               --                  --                   8
Proceeds from short-term debt ................................            3,219                 495               1,764
Proceeds from issuance of common stock .......................               65                  24                  39
Payments of long-term debt ...................................             (324)               (282)               (510)
Payments of long-term lease obligations ......................              (86)                (37)                (33)
Payments of short-term debt ..................................           (2,627)             (1,302)               (968)
Payments of dividends ........................................             (125)                 (7)                (77)
Redemption of preferred stock ................................              (46)                 --                  --
Cost of stock option agreement ...............................              (48)                (48)                (48)
Other ........................................................               --                  --                  (1)
                                                                     ----------          ----------          ----------
       Net cash provided by (used in)
           financing activities ..............................               28              (1,157)                174
                                                                     ----------          ----------          ----------
Net increase (decrease) in cash and cash equivalents .........              (65)                351                (376)

Cash and cash equivalents at beginning of year ...............              664                 313                 689
                                                                     ----------          ----------          ----------
Cash and cash equivalents at end of year .....................       $      599          $      664          $      313
                                                                     ==========          ==========          ==========

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

      Self-insurance - The Company does not self-insure any significant insurable risks. The Company accounts for potential losses due to the deductible on its product liability insurance coverage for consumer products claims with an accrual of potential losses based on open claims and prior years' loss experience.

      Inventories - Inventories, other than aircraft, are valued at the lower of average cost or market. Aircraft inventory is carried at the lower of cost, specific identification, or market.

      Property and Depreciation - Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method. Capitalized leases are amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter. Aircraft utilized by Ronson Aviation in its charter operations and related capitalized costs of overhauls and refurbishments are classified as property, plant and equipment. The term notes payable secured by this aircraft are also classified as long-term debt.

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

      Fair Value of Financial Instruments - The Company's financial instruments include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and short-term and long-term debt. The book values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and short-term debt are representative of their fair values due to the short-term maturity of these instruments. The Company's mortgage loan and term loans with Fleet Capital Corporation ("Fleet") are at variable interest rates and, therefore, their book values are considered representative of their fair values. The book value of the Company's other long-term debt is considered to approximate its fair value based on current market rates and conditions (refer to Note 5).

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

      The Company has entered into an interest rate swap agreement (see Note 5). The interest rate swap agreement effectively modifies the Company's exposure to interest risk by converting a portion of the Company's floating-rate long-term debt to a fixed rate. Based on criteria defined in SFAS 133, the interest rate swap is considered a cash flow hedge and is 100% effective. The interest rate swap is marked to market in the balance sheet. The mark-to-market value of the cash flow hedge is recorded in Other Long-term Liabilities and the offsetting gains or losses in Accumulated Other Comprehensive Loss. If the contract is terminated prior to maturity, the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of the interest rate swap contracts would be deferred and recognized over the remaining life of the contract.

      Impairment Of Long-Lived Assets - The Company periodically evaluates whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the estimated undiscounted future cash flows resulting from the use of the asset. In the event the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

      Declaration of 5% Common Stock Dividend - The Company's Board of Directors on February 15, 2005, declared a 5% stock dividend on the Company's outstanding common stock. The 5% stock dividend is payable on April 15, 2005, to stockholders of record April 1, 2005. The 5% stock dividend will increase the outstanding common shares of the Company by about 206,000 to about 4,322,000 shares.

      Revenue Recognition - Net Sales are recognized by Ronson Consumer Products on the date of shipment of the product to customers, prior to which an arrangement exists, the price is fixed, and it has been determined that collectibility is reasonably assured.

      Net Sales at Ronson Aviation are recognized on the date of delivery of the product or service to customers. For aircraft, this occurs at the time the title for the aircraft has been transferred and the sales proceeds received. For aircraft fueling, repairs and other aircraft services, delivery occurs only after an arrangement exists, the price is fixed, and collectibility is reasonably assured.

      Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $313,000, $339,000, and $348,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

      Shipping and Handling Costs - The Company records shipping and handling costs within Selling, Shipping and Advertising Expenses. Such costs amounted to about $1,595,000, $1,176,000, and $1,152,000 for the years ended December 31,
2004, 2003, and 2002, respectively.

      Advertising Expenses - Costs of advertising are expensed as incurred and amounted to approximately $164,000, $131,000, and $161,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

      Accrued Expenses - On December 31, 2004, Accrued Expenses included: accrued vacation pay and other compensation, $744,000; and accrued pension costs, $859,000. No other item amounted to greater than 5% of total current liabilities. At December 31, 2004 and 2003, Accrued Expenses included accrued expenses of discontinued operations of $318,000 and $324,000, respectively.

      Other Current Assets - On December 31, 2004, Other Current Assets included deferred income tax assets of $634,000 and prepaid insurance of $412,000. No other item amounted to greater than 5% of total current assets.

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

      Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings per Common Share were as follows (in thousands except per share data):

                                                 Year Ended December 31, 2004
                                                                     Per Share
                                              Earnings     Shares      Amount
                                              --------     ------    ---------
                                                            (2)          (2)
Earnings from continuing
       operations ......................      $  193
Less accrued dividends on
       preferred stock .................          (2)
                                              ------
Continuing operations ..................         191        4,284      $ 0.04
       Earnings from discontinued
          operations ...................          --        4,284          --
                                              ------                   ------

       BASIC ...........................      $  191        4,284      $ 0.04
                                              ======        =====      ======

Effect of dilutive securities (1):
       Stock options ...................                       67
       Cumulative convertible
          preferred stock ..............      $    2           17
                                              ------        -----
Continuing operations ..................         193        4,368      $ 0.04
       Earnings from discontinued
          operations ...................          --        4,368          --
                                              ------                   ------

       DILUTED .........................      $  193        4,368      $ 0.04
                                              ======        =====      ======

                                                 Year Ended December 31, 2003
                                                                       Per Share
                                              Earnings       Shares      Amount
                                              --------       ------    ---------
                                                              (2)          (2)
Earnings from continuing
  operations ...........................      $   703

Less accrued dividends on
  preferred stock ......................           (7)
                                              -------
  Continuing operations ................          696         4,241     $  0.16
  Earnings from discontinued
    operations .........................           --         4,241          --
                                              -------                   -------

  BASIC ................................      $   696         4,241     $  0.16
                                              =======         =====     =======

Effect of dilutive securities (1):
  Stock options ........................                         39
  Cumulative convertible
    preferred stock ....................      $     7            42
                                              -------         -----
  Continuing operations ................          703         4,322     $  0.16
  Earnings from discontinued
    operations .........................           --         4,322          --
                                              -------                   -------

  DILUTED ..............................      $   703         4,322     $  0.16
                                              =======         =====     =======

                                                 Year Ended December 31, 2002
                                                                       Per Share
                                              Earnings       Shares      Amount
                                              --------       ------    ---------
                                                               (2)         (2)

Earnings from continuing
  operations ...........................      $    42
Less accrued dividends on
  preferred stock ......................           (7)
                                              -------
  Continuing operations ................           35         4,211     $  0.01
  Earnings from discontinued
    operations .........................          170         4,211        0.04
                                              -------                   -------

  BASIC ................................      $   205         4,211     $  0.05
                                              =======         =====     =======

Effect of dilutive securities (1):
  Stock options ........................                         --
  Cumulative convertible
   preferred stock .....................      $    --            --
                                              -------         -----
  Continuing operations ................           35         4,211     $  0.01

  Earnings from discontinued
    operations .........................          170         4,211        0.04
                                              -------                   -------

  DILUTED ..............................      $   205         4,211     $  0.05
                                              =======         =====     =======

(1) The assumed conversion of preferred shares to common shares and the stock options were anti-dilutive for the year ended December 31, 2002 and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings per Common Share for that year.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 15, 2005.

      At December 31, 2004, the Company had outstanding 4,322,317 shares of common stock, after the 5% stock dividend declared on February 15, 2005.

      Reclassification - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

Note 2. DISCONTINUED OPERATIONS:

      The Earnings from Discontinued Operations for the year ended December 31, 2002, included the insurance recovery income and the discontinuance costs recorded by the Company related to the discontinuation of Prometcor as follows (in thousands):

        Insurance recovery income accrued,
          net..............................                $  355
        Discontinuance costs accrued.......                    70
                                                           ------
                                                              285
        Deferred income tax benefits.......                   115
                                                           ------
        Earnings from discontinued
          operations.......................                $  170
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

      The full extent of the costs and time required for completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2004, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

Note 3. INCOME TAXES:

      At December 31, 2004, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $2,800,000, expiring as follows: $1,410,000 in 2010 to 2012; and $1,390,000 in 2018 to 2022. The Company
also had available federal and state alternative minimum tax credit carryforwards of approximately $96,000.

      The income tax expenses (benefits) consisted of the following (in thousands):

                                                      Year Ended December 31,
                                                  2004        2003        2002
                                                  ----        ----        ----

    Current:
      Federal .............................      $  (4)      $  20       $  (5)
      State ...............................        152         110          47
      Foreign .............................          9           5           8
                                                 -----       -----       -----
                                                   157         135          50
                                                 -----       -----       -----

    Deferred:
      Federal .............................        144         343          28
      State ...............................         10         (30)         (8)
                                                 -----       -----       -----
                                                   154         313          20
                                                 -----       -----       -----
                                                   311         448          70
    Allocated to discontinued operations ..         --          --         115
                                                 -----       -----       -----
      Income tax expenses-net .............      $ 311       $ 448       $ 185
                                                 =====       =====       =====

      Current income taxes in the years ended December 31, 2004, 2003, and 2002, were presented net of credits of $110,000, $420,000, and $29,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109.

      The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax expenses was as follows (in thousands):

                                                       Year Ended December 31,
                                                     2004       2003       2002
                                                     ----       ----       ----

    Tax expense amount computed using
      statutory rate ..........................      $ 171      $ 392     $  38
    State taxes, net of federal benefit .......        110         53        26
    Operations outside the US .................        (10)       (28)        7
    Discontinued operations and other .........         40         31       114
                                                     -----      -----     -----
      Income tax expenses-net .................      $ 311      $ 448     $ 185
                                                     =====      =====     =====

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                   December 31,
                                                                 2004       2003
                                                                 ----       ----
    Deferred income tax assets:
       Inventories, principally due to additional costs
         inventoried for tax purposes pursuant to the Tax
         Reform Act of 1986 and valuation reserves for
         financial reporting purposes ......................    $   97    $   85
       Compensated absences, principally due to accrual for
         financial reporting purposes ......................       138       138
       Compensation, principally due to accrual
         for financial reporting purposes ..................       127       158
       Accrual of projected environmental costs, principally
         related to Prometcor's compliance with NJDEP
         requirements ......................................       201       202
       Net operating loss carryforwards ....................     1,392     1,554
       Alternative minimum tax credit carryforwards ........        96        86
       Unrecognized net loss on pension plan ...............       986     1,187
       Other ...............................................       256       136
                                                                ------    ------
         Total gross deferred income tax assets ............     3,293     3,546
         Less valuation allowance ..........................       126       183
                                                                ------    ------
         Net deferred income tax assets ....................     3,167     3,363
                                                                ------    ------
     Deferred income tax liabilities:
       Pension expense, due to contributions in excess of
         net accruals ......................................       650       524
       Other ...............................................        32        33
                                                                ------    ------
         Total gross deferred income tax liabilities .......       682       557
                                                                ------    ------
         Net deferred income taxes .........................    $2,485    $2,806
                                                                ======    ======

      A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $3,050,000 in the years prior to the expiration of the net operating loss carryforwards in 2022. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards.

      The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                  December 31,
                                                                 2004      2003
                                                                 ----      ----

    Current:
      Other current assets .................................    $  435    $  460
      Current assets of discontinued operations ............       199       202
                                                                ------    ------
        Total current ......................................       634       662
                                                                ------    ------

    Long Term:
      Other assets .........................................       895     1,153
      Other assets of discontinued operations ..............       956       991
                                                                ------    ------
        Total long term ....................................     1,851     2,144
                                                                ------    ------

    Total net deferred income tax assets ...................    $2,485    $2,806
                                                                ======    ======

Note 4. SHORT-TERM DEBT:

            Composition (in thousands):
                                                                  December 31,
                                                               2004         2003
                                                               ----         ----

      Revolving loans (a) .................................   $1,429      $  378
      Note payable, commercial finance company (b) ........       --         469
      Other ...............................................       10          --
                                                              ------      ------
                                                              $1,439      $  847
                                                              ======      ======

      (a) In 1995 RCPC entered into an agreement with Fleet for a Revolving Loan. In June 2002 RCPC and Fleet extended RCPC's Revolving Loan to June 30, 2005. The extended agreement also amended certain other terms of the Revolving Loan agreement. The agreement was further amended in January 2005 primarily to reduce the interest rate. The Revolving Loan of $1,429,000 at December 31, 2004, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. Effective January 15, 2005, the Revolving Loan bears interest at the rate of 0.5% above Fleet's prime rate (5.25% at December 31, 2004), or at the Company's option, a portion at 2.0% above LIBOR (the London Interbank Offering Rate). The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. The Fleet agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

      In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable. The loan bears interest at the rate of 1.25% over the CIBC prime rate (4.25% at December 31, 2004). The line of credit, payable on demand, is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company. At December 31, 2004, Ronson-Canada utilized no borrowings under the Revolving Loan.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2004, Ronson Consumer Products had unused borrowings available at December 31, 2004, of about $165,000 under the Fleet and CIBC lines of credit described above. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt above.)

      In 1997 Ronson Aviation entered into an agreement with Fleet for a Revolving Loan. In June 2002 Ronson Aviation and Fleet extended Ronson Aviation's Revolving Loan to June 30, 2005. The extended agreement also amended certain other terms of the Revolving Loan agreement. The agreement was further amended in January 2005 primarily to reduce the interest rate. The Revolving Loan is under a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. The Revolving Loan currently bears interest at the rate of 0.5% above Fleet's prime rate (5.25% at December 31, 2004), or at the Company's option, a portion at 2.0% above LIBOR (the London Interbank Offering Rate). The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory and machinery and equipment (excluding aircraft) of Ronson Aviation; and the guarantees of the Company and RCPC. The Fleet agreement also contains restrictive covenants. At December 31, 2004, Ronson Aviation utilized no borrowings under the Revolving Loan.

      Based on no loan outstanding and the level of accounts receivable at December 31, 2004, Ronson Aviation had unused borrowings available at December 31, 2004, of about $337,000 under the Fleet line of credit described above.

      At December 31, 2004, Fleet provided RCPC and Ronson Aviation with a waiver through March 31, 2005, of their non-compliance with a financial ratio covenant in the lines of credit.

      (b) At December 31, 2003, the note payable, commercial finance company, was a note payable by Ronson Aviation in the amount of $469,000 due to Raytheon Aircraft Credit Corp. ("Raytheon"). The note payable by Ronson Aviation was collateralized by a specific aircraft and was repaid in 2004 from the proceeds from the sale of the aircraft.

      At December 31, 2004, the weighted average interest rate for the total short-term debt was 6.7%.

      The Company had outstanding letters of credit totaling $210,000 which were issued by Fleet under the Company's lines of credit as follows: a $60,000 standby letter of credit related to Ronson Aviation aircraft on order from Raytheon, and a standby letter of credit of $150,000 related to the RCPC lease of additional warehouse space.

Note 5. LONG-TERM DEBT:

            Composition (in thousands):

                                                               December 31,
                                                             2004       2003
                                                             ----       ----

      Mortgage loan payable, Fleet (a)  .............      $1,336      $1,431
      Notes payable, Fleet (b)  .....................         590         785
      Note payable, lessor (c)  .....................         421          --
      Term notes payable ............................          49           3
                                                           ------      ------
                                                            2,396       2,219
      Less portion in current liabilities ...........         731         293
                                                           ------      ------
      Balance of long-term debt .....................      $1,665      $1,926
                                                           ======      ======

      (a) In May 1999 the Company, RCPC and Fleet entered into an agreement, in the original amount of $1,760,000, which refinanced an existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. On December 1, 2003, the Company, RCPC and Fleet amended the Mortgage Loan, extending the expiration to December 1, 2008. The Mortgage Loan balance was $1,336,000 at December 31, 2004. The Mortgage Loan agreement is secured by a first mortgage on the land, buildings and improvements of RCPC, and is payable in monthly installments of $7,951, plus interest, with a final installment on December 1, 2008, of approximately $962,000. The loan bears interest at the rate of 0.5% above Fleet's prime rate.

      (b) The Notes Payable, Fleet, consisted of two term loans payable by Ronson Aviation to Fleet with balances at December 31, 2004, totaling approximately $590,000. The notes bear interest at the rate of 1% over the prime rate, are collateralized by a specific aircraft and are guaranteed by the Company. The notes are payable in monthly installments totaling $16,264 plus interest through June 2005 with final payments totaling about $492,000 on June 30, 2005.

      (c) As part of the lease agreement for its new warehouse, effective March 1, 2004, RCPC entered into a term note payable to the lessor in the original amount of $440,000. The note, with a balance of $421,000 on December 31, 2004, bears interest at the rate of 8.25% and is payable in monthly installments of $3,787 including interest through February 2013, with a final payment of $150,000 on March 1, 2013. The note is secured by the leasehold improvements at the warehouse and a letter of credit in the amount of $150,000.

      At December 31, 2004, fixed assets with a net book value of $3,586,000 and accounts receivable and inventories of $4,332,000 are pledged as collateral for the debt detailed in Notes 4 and 5.

      Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $3,700,000 at December 31, 2004, substantially all of which was restricted as to transfer to the Company and its other subsidiaries due to various covenants of their debt agreements at December 31, 2004.

      Long-term debt matures as follows: 2005, $731,000; 2006, $143,000; 2007,
$131,000; 2008, $1,080,000; 2009, $34,000; and 2010-2013, $277,000.

      In December 2003 the Company entered into an interest rate swap agreement in order to manage interest rate exposure. Effectively, the Company converted its Mortgage Loan payable of variable-rate debt to fixed-rate debt with an effective interest rate of 7.45%. The interest rate swap is considered a cash flow hedge and is 100% effective. As a result, the mark-to-market value of both the fair value hedging instrument and the underlying debt obligation are recorded as equal and offsetting gains or losses in other expense. At December 31, 2004, the interest rate swap had a fair value of $(16,000) recorded in other Long-Term Liabilities with the corresponding adjustment to Accumulated Other Comprehensive Loss. The fair value of the interest rate swap agreement, obtained from the financial institution, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

Note 6. LEASE OBLIGATIONS:

      Lease expenses consisting principally of office and warehouse rentals, totaled $602,000, $514,000 and $500,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

      At December 31, 2004, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):


                                                       Operating     Capitalized
                                             Total       Leases         Leases
                                             -----       ------         ------
      Year Ending December 31:
      2005 ...........................      $   710      $   451      $   259
      2006 ...........................          511          263          248
      2007 ...........................          386          142          244
      2008 ...........................          324          130          194
      2009 ...........................          276          130          146
      2010-2012  .....................          548          428          120
                                            -------      -------      -------

      Total obligations ..............      $ 2,755      $ 1,544        1,211
                                            =======      =======

      Less: Amount representing
            interest .................                                    190
                                                                      -------
      Present value of capitalized
        lease obligations ............                                $ 1,021
                                                                      =======

      Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                             December 31,
                                                          2004           2003
                                                          ----           ----

      Machinery and equipment ..............             $1,232         $  172
      Less accumulated amortization ........                168            118
                                                         ------         ------
                                                         $1,064         $   54
                                                         ======         ======

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

      Plan assets primarily included common stocks (72%), cash and money market accounts (11%), a guaranteed annuity contract (7%), and 208,215 shares of common stock of the Company (10%). The stock of the Company held by the Plan was valued at $384,000 and $447,000 at December 31, 2004 and 2003, respectively.

      The Company uses a measurement date of December 31 for its pension plans. The benefit obligations below are equal to the accumulated benefit obligations. The following table sets forth the plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                         Year Ended December 31,
                                                           2004          2003
                                                           ----          ----
      Change in Benefit Obligation:
        Benefit obligation at beginning of year ....     $ 4,980       $ 4,883
        Service cost ...............................          26            22
        Interest cost ..............................         274           269
        Benefit increase ...........................          --            57
        Actuarial loss .............................          69           174
        Benefits paid ..............................        (525)         (425)
                                                         -------       -------
        Benefit obligation at end of year ..........       4,824         4,980
                                                         -------       -------

      Change in Plan Assets:
        Fair value of plan assets at beginning
          of year ..................................       3,200         2,641
        Actual return on plan assets ...............         469           491
        Employer contributions .....................         682           493
        Benefits paid ..............................        (525)         (425)
                                                         -------       -------
        Fair value of plan assets at end of year ...       3,826         3,200
                                                         -------       -------

        Funded status ..............................        (998)       (1,780)
        Unrecognized actuarial loss ................       2,467         2,972
        Unrecognized prior service cost ............          69            83
                                                         -------       -------
      Net amount recognized ........................     $ 1,538       $ 1,275
                                                         =======       =======

      Amounts Recognized in the Consolidated
        Balance Sheets Consist of:
          Accrued benefit liability ................     $  (998)      $(1,780)
          Intangible asset .........................          69            83
          Accumulated other comprehensive loss,
            excluding the income tax effect ........       2,467         2,972
                                                         -------       -------
      Net amount recognized ........................     $ 1,538       $ 1,275
                                                         =======       =======

      The weighted-average assumptions used in the benefit obligations were as follows:

                                                         Year Ended December 31,
                                                           2004           2003
                                                           ----           ----

      Discount rate.................................        5.5%           5.5%

      If the additional minimum liability recorded exceeds the unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

      The Company's Consolidated Statements of Earnings included pension expense consisting of the following components (in thousands):

                                                       Year Ended December 31,
                                                     2004       2003       2002
                                                     ----       ----       ----
      Components of net periodic benefit cost:
        Service cost ...........................    $  26       $  22     $  17
        Interest cost ..........................      274         269       291
        Expected return on plan assets .........     (160)       (132)     (185)
        Amortization of prior service
          cost .................................       14          20        46
        Recognized actuarial loss ..............      264         291       210
                                                    -----       -----     -----
        Net pension expense ....................    $ 418       $ 470     $ 379
                                                    =====       =====     =====

      The weighted average assumptions used in computing the net period benefit cost were as follows:

                                                      Year Ended December 31,
                                                   2004        2003        2002
                                                   ----        ----        ----

       Discount rate                               5.5%        5.5%        6.0%
       Expected long-term rate of return
         on plan assets                            5.0%        5.0%        5.5%

      Contributions to the pension plan during 2005 are expected to be approximately $860,000.

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

      The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $71,000, $59,000 and $68,000 for this plan were recorded in 2004, 2003 and 2002, respectively.

Note 8. COMMITMENTS AND CONTINGENCIES:

      In 1999 Ronson Aviation completed the installation of a new fueling facility and ceased use of most of its former underground storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in 1999 as required by the NJDEP. Related contaminated soil was removed and remediated. In

2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, an estimate of additional loss, or range of loss, if any, that is reasonably possible, cannot be made. Thus, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

      The Company is involved in a State of New Jersey Corporation Business Tax audit for the years ended December 31, 1997 through December 31, 2000. The total claimed by the State of New Jersey is approximately $144,000, related to availability of net operating loss carryforwards from 1995. The Company appealed the determination by the New Jersey Division of Taxation to the Tax Court of New Jersey, which found in favor of the State. The Company has appealed the decision to the Superior Court of New Jersey, Appellate Division. Management believes that the Company will not be liable for the assessment. Because the Company offered to settle the matter for the amount of the tax, $117,000, the Company has accrued this amount of the tax and the expected cost of defense in the matter.

      The Company is involved in a shareholders derivative action, and the Company incurred approximately $145,000 and $460,000 in net legal costs related to the matter in 2004 and 2003, respectively. These costs were net of the associated insurance reimbursement. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with this proceeding.

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

      The Company has an employment contract with an officer of the Company which expires on December 31, 2007. Base salaries in the years 2005, 2006, and 2007 are $616,119, $637,684 and $660,003, respectively, with the increases subject to the Company reporting operating earnings in the year prior to each increase. The contract also provides for additional compensation and benefits, including a death benefit equal to two years' salary. The Company has purchased term insurance to provide coverage for a substantial portion of the potential death benefit.

Note 9. PREFERRED STOCK:

      On February 12, 2004, the Company's Board of Directors approved the redemption of the 34,875 shares of the Company's 12% Cumulative Convertible Preferred Stock which remained outstanding. In accordance with the terms of the preferred stock, the redemption price was $2.25 per share. The redemption was completed in May 2004. Prior to its redemption, the preferred stock continued to be convertible into common stock, at the rate of 1.157625 common shares per preferred share, after adjustment for the 5% stock dividend payable April 15, 2004. Fractional shares of common stock issuable upon conversion were paid for in cash at $2.71 per share, the closing market price of the Company's common stock on April 15, 2004.

      Each share of 12% Cumulative Convertible Preferred Stock had a stated value of $0.01 per share and a liquidation preference of $1.75 per share plus accrued dividends. The shares were non-voting and had a right to cumulative dividends at the annual rate of $0.21 per share. The holders of the preferred shares could, at any time, convert each preferred share into 1.157625 shares of common stock after April 15, 2004 unless the preferred shares were previously redeemed. The Company had the option to redeem all or part of the preferred stock at $2.25 per share plus accrued dividends.

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

Note 10. STOCK OPTIONS:

      The Company has two incentive stock option plans which provide for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers, directors and other key employees of the Company and its subsidiaries at not less than 100% of the fair market value on the date on which options are granted. On November 27, 2001, the stockholders approved the adoption of the Company's 2001 Incentive Stock Option Plan which provides for the grant of options for up to 151,938 shares of common stock. In August 1996 the stockholders approved the adoption of the Company's 1996 Incentive Stock Option Plan which provides for the grant of options for up to 121,551 shares of common stock. Options granted under the plans are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

      Prior to 2003, the Company measured stock compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost was recognized for stock option awards granted in 2002. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to the awards made in 2002 consistent with the provisions of SFAS No. 123 (in thousands, except per share data):

                                                         Year Ended December 31,
                                                     2004          2003        2002
                                                     ----          ----        ----
Earnings from Continuing Operations, as
 reported                                          $   193       $   703      $    42

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                             3            --           --

Deduct:  Total stock-based employee compen-
  sation expense determined under fair value
  based method for all awards, net of related
  tax effects                                           (3)           --          (27)
                                                   -------       -------      -------
Pro forma Earnings from Continuing Operations          193           703           15

Earnings from Discontinued Operations                   --            --          170
                                                   -------       -------      -------
Pro forma Net Earnings                             $   193       $   703      $   185
                                                   =======       =======      =======
Basic Net Earnings per share:
  As reported                                      $   .04       $   .16      $   .05
  Pro forma                                            .04           .16          .04

Diluted Net Earnings per share:
  As reported                                      $   .04       $   .16      $   .05
  Pro forma                                            .04           .16          .04

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

                                                       Year Ended December 31,
                                                    2004        2003       2002
                                                    ----        ----       ----

Risk-free interest rate                              3.15%      3.25%       2.5%
Dividend yield                                          0%         0%         0%
Volatility factor -
  expected market price of Company's
  common stock                                       0.47        0.8        0.5
Weighted average expected life
  of options                                       5 years    5 years    5 years

      A summary of the Company's stock option activity and related information for the three years ended December 31, 2004, were as follows:

                                                    Number            Weighted
                                                      of              Average
                                                   Options        Exercise Price
                                                   -------        --------------

Outstanding at 12/31/01                            103,017           $  1.305
 Granted                                           100,714           $  1.010
 Exercised                                         (35,742)          $  1.057
                                                  --------

Outstanding at 12/31/02                            167,989           $  1.181
 Granted                                                --
 Exercised                                         (23,153)          $  1.076
 Expired                                            (1,458)          $  0.991
                                                  --------

Outstanding at 12/31/03                            143,378           $  1.195
 Granted                                            11,576           $  0.886
 Exercised                                         (47,744)          $ (1.358)
 Expired                                           (10,998)          $ (1.996)
                                                  --------

Outstanding at 12/31/04                             96,212           $  0.985
                                                  ========           ========

Exercisable at 12/31/04                             96,212           $  0.985
                                                  ========           ========

    Weighted average fair value of options
      granted during the year for options
      on which the exercise price:
    Equals the market price on the grant date                        $    .44
                                                                     ========

    Exceeds the market price on the grant date                            N/A

      Exercise prices for options outstanding as of December 31, 2004, ranged from $.98 to $.99 per share. The weighted average contractual life of those options was 2.17 years.

Note 11. STATEMENTS OF CASH FLOWS:

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                   Year Ended December 31,
                                                2004         2003        2002
                                                ----         ----        ----
      Cash Payments for:
        Interest .........................      $  324      $  283      $  291
        Income taxes .....................         225          54          12

      Financing & Investing Activities
        Not Affecting Cash:
        Capital lease obligations incurred       1,055          --          18
        Leasehold improvements financed by
          lessor                                   440          --          --
        Equipment financed by seller                62          --          --

Note 12. INDUSTRY SEGMENTS INFORMATION:

      The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

      The consumer products segment produces packaged fuels, flints, refillable lighters and ignitors, torches, a penetrant spray lubricant, and a spot remover, which are distributed through distributors, food brokers, mass merchandisers, drug chains, convenience stores, and automotive and hardware representatives. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States and Canada.

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

Financial information by industry segment is summarized below (in thousands):

                                                                2004             2003              2002
                                                                ----             ----              ----
Net sales:
  Consumer Products ..................................      $    16,768       $    16,773       $    14,232
  Aviation Services ..................................           11,715             9,967             9,369
                                                            -----------       -----------       -----------
     Consolidated ....................................      $    28,483       $    26,740       $    23,601
                                                            ===========       ===========       ===========

Earnings (loss) before interest, other
  items, and intercompany charges:
  Consumer Products ..................................      $     1,807       $     2,610       $     1,201
  Aviation Services ..................................            1,253             1,454             1,370
                                                            -----------       -----------       -----------
  Total Reportable Segments ..........................            3,060             4,064             2,571
  Corporate and others ...............................           (1,993)           (2,143)           (1,972)
  Other charges ......................................             (145)             (460)               --
                                                            -----------       -----------       -----------
     Consolidated ....................................      $       922       $     1,461       $       599
                                                            ===========       ===========       ===========

Interest expense:
  Consumer Products ..................................      $       112       $        85       $       116
  Aviation Services ..................................              100                67                80
                                                            -----------       -----------       -----------
  Total Reportable Segments ..........................              212               152               196
  Corporate and others ...............................              155               156               158
                                                            -----------       -----------       -----------
     Consolidated ....................................      $       367       $       308       $       354
                                                            ===========       ===========       ===========

Depreciation and amortization:
  Consumer Products ..................................      $       289       $       252       $       256
  Aviation Services ..................................              449               398               405
                                                            -----------       -----------       -----------
  Total Reportable Segments ..........................              738               650               661
  Corporate and others ...............................               34                 8                10
                                                            -----------       -----------       -----------
     Consolidated ....................................      $       772       $       658       $       671
                                                            ===========       ===========       ===========

Earnings (loss) from continuing
 operations before intercompany
 charges and taxes:
  Consumer Products ..................................      $     1,691       $     2,521       $     1,019
  Aviation Services ..................................            1,158             1,374             1,305
                                                            -----------       -----------       -----------
  Total Reportable Segments ..........................            2,849             3,895             2,324
  Corporate and others ...............................           (2,200)           (2,284)           (2,212)
  Other charges ......................................             (145)             (460)               --
                                                            -----------       -----------       -----------
     Consolidated ....................................      $       504       $     1,151       $       112
                                                            ===========       ===========       ===========

Segment assets:
  Consumer Products ..................................      $     6,586       $     4,569       $     4,652
  Aviation Services ..................................            4,689             5,281             5,133
                                                            -----------       -----------       -----------
  Total Reportable Segments ..........................           11,275             9,850             9,785
  Corporate and others ...............................            1,511             1,551             1,691
  Discontinued operations ............................            1,156             1,202             1,412
                                                            -----------       -----------       -----------
     Consolidated ....................................      $    13,942       $    12,603       $    12,888
                                                            ===========       ===========       ===========

Segment expenditures for long-lived assets:
  Consumer Products ..................................      $     1,883       $       152       $       323
  Aviation Services ..................................              298               267               600
                                                            -----------       -----------       -----------
  Total Reportable Segments ..........................            2,181               419               923
  Corporate and others ...............................               62                 3                 3
                                                            -----------       -----------       -----------
     Consolidated ....................................      $     2,243       $       422       $       926
                                                            ===========       ===========       ===========

      Geographic information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                                                  Year Ended December 31,
                                               2004          2003        2002
                                               ----          ----        ----
   Net Sales (1):

   United States.....................      $ 26,752      $ 24,826    $ 21,809
   Canada............................         1,488         1,534       1,538
   Other foreign countries...........           243           380         254
                                           --------      --------    --------
                                           $ 28,483      $ 26,740    $ 23,601
                                           ========      ========    ========

                                                             December 31,
                                                         2004           2003
                                                         ----           ----
   Long-Lived Assets:

   United States............................         $  5,505        $  4,029
   Canada...................................               11              15
                                                     --------        --------
                                                     $  5,516        $  4,044
                                                     ========        ========

      (1)   Net sales are attributed to countries based on location of customer.

      Information regarding the Company's net sales by product category was as follows (in thousands):

                                                  Year Ended December 31,
                                             2004          2003          2002
                                             ----          ----          ----

Packaged fuels, flints, lighters and
  torches                                  $ 16,685      $ 16,691      $ 14,163
Other consumer products                          83            82            69
Aircraft                                      2,098           598         1,057
Charter services                                768           447           767
Aviation fuels and other aviation
  products and services                       8,849         8,922         7,545
                                           --------      --------      --------
                                           $ 28,483      $ 26,740      $ 23,601
                                           ========      ========      ========

      In the financial information by industry segment above, Corporate and Others is primarily composed of general and administrative expenses of the parent company. Expense categories included salaries and benefits costs; professional fees; the pension expense of the former defined benefit plan, and shareholder relations expenses, among others.

      The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

      For the years ended December 31, 2004, 2003 and 2002, Net Sales which amounted to approximately $3,665,000, $4,276,000 and $3,675,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to one customer. As of December 31, 2004 and 2003, accounts receivable from that customer amounted to approximately 13% and 21%, respectively, of Consolidated Accounts Receivable. No other customer accounted for more than 10% of Consolidated Net Sales or Consolidated Accounts Receivable for the years ended December 31, 2004 and 2003.

Note 13. ACCUMULATED OTHER COMPREHENSIVE LOSS:

      Comprehensive income is included in the Statements of Consolidated Stockholders' Equity. The components of Accumulated Other Comprehensive Loss as shown on the Consolidated Balance Sheets were as follows:

                                  Foreign                      Cash       Accumulated
                                 Currency        Minimum       Flow          Other
                                Translation     Pension      Hedging     Comprehensive
                                Adjustments    Liability    Adjustment        Loss
                                -----------    ---------    ----------   -------------
Balance at December 31, 2001      $    70       $ 1,532       $    --       $ 1,602
Current period change                   1           897            --           898
Income tax benefit                     (1)         (358)           --          (359)
                                  -------       -------       -------       -------

Balance at December 31, 2002           70         2,071            --         2,141
Current period change                 (96)         (477)           --          (573)
Income tax expense                     38           190            --           228
                                  -------       -------       -------       -------

Balance at December 31, 2003           12         1,784            --         1,796
Current period change                (105)         (504)           16          (595)
Income tax expense (benefit)           42           202            (6)          240
                                  -------       -------       -------       -------

Balance at December 31, 2004      $   (51)      $ 1,482       $    10       $ 1,441
                                  =======       =======       =======       =======

Note 14. CONCENTRATIONS:

      During 2004 and at December 31, 2004, a subsidiary had cash deposits in a bank in excess of FDIC insured limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

      Ronson Consumer Products currently purchases lighter products and torches from manufacturers in Peoples Republic of China and Taiwan. Since there are a number of sources of similar lighter products, management believes that other suppliers could provide lighters on comparable terms. A change of suppliers, however, might cause a delay in delivery of the Company's lighter products and torches and, possibly, a short-term loss in sales which could have a short-term adverse effect on operating results.

Note 15. RELATED PARTY TRANSACTIONS:

      In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period ending on April 7, 2000. The Company and Mr. Dinger entered into a second consulting agreement effective upon the expiration date of the original agreement. This agreement provided that Mr. Dinger continue to perform consulting services for the Company through April 7, 2004 at a fee of $7,000 per month. During 2004 the agreement was extended on a month-to-month basis through July 7, 2004. A new consulting agreement was effective on July 8, 2004, which provides that Mr. Dinger continue to perform consulting services at a fee of $7,000 per month for the Company for a period of thirty-six months through July 7, 2007. Mr. Dinger was compensated $84,000 during each of the years ended December 31, 2004, 2003 and 2002, under the agreements.

      In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock then held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000, and the exercise price of the option was $5.25 per share. In 2000 Mr. Dinger granted a new option to the Company, to purchase the shares of the Company's common stock held by Mr. Dinger. The option was for a period of 48 months, expiring April 7, 2004. The exercise price of the option was $5.25 per share for the first two years and $7.50 per share in the second two-year period. The cost of the option was $4,000 per month for the period of the option or until exercised. In March 2000 Mr. Dinger purchased 276,528 shares of newly issued restricted common stock of the Company at a price of $2.06 per share.

During 2004 the option agreement was extended on a month-to-month basis through July 7, 2004. A new option agreement was effective on July 8, 2004. The new option granted by Mr. Dinger is for a period of 36 months, expiring on July 7, 2007. The exercise price of the option is $6.50 per share for the 506,480 shares now held by Mr. Dinger. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of each of the option agreements, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. The Company expended $48,000 for the options during each of the years ended December 31, 2004, 2003 and 2002, which were charged to Additional Paid-in Capital. At December 31, 2004, the fair value of the option was approximately $35,000, using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 3.15%, a dividend yield of 2%, volatility of 47%, and the option life of 2.5 years. The fair value of $35,000 compares to $112,000, the present value of the 30 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 5.75%.

      The Company incurred costs for consulting services under agreements with two directors of the Company of $112,000, $128,000, and $128,000, in the years ended December 31, 2004, 2003 and 2002, respectively. The Company incurred costs of $2,000 in the year ended December 31, 2002, (none in 2004 and 2003) for legal fees to a firm having a member who is also a director and an officer of the Company.

FORM 10-K -- ITEM 15 (a) (2) and (d)

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENT SCHEDULES

                Schedule I              Condensed Financial Information
                                                     of Company

                Schedule II             Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
 Ronson Corporation:

Under date of March 8, 2005, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004 as contained in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 8, 2005

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS
                                     ------

                                                                              December 31,
                                                                    ---------------------------------
                                                                        2004                 2003
                                                                        ----                 ----
CURRENT ASSETS:
Cash .......................................................        $         35         $         --
Other current assets .......................................                 360                  298
                                                                    ------------         ------------
           Total Current Assets ............................                 395                  298

Property, plant, and equipment .............................                 216                  154
Less accumulated depreciation and amortization .............                 161                  143
                                                                    ------------         ------------
                                                                              55                   11
Other assets ...............................................               5,343                5,729
                                                                    ------------         ------------
TOTAL ASSETS ...............................................        $      5,793         $      6,038
                                                                    ============         ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
Current portion of lease obligations .......................        $         --         $          5
Current portion of long-term debt ..........................                  21                   --
Accounts payable ...........................................                 289                  318
Other current liabilities ..................................               1,388                1,127
                                                                    ------------         ------------
           Total Current Liabilities .......................               1,698                1,450
Long-term debt .............................................                  28                   --
Pension obligation .........................................                 194                1,113

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock ...............................................               4,399                4,334
Additional paid-in capital .................................              29,652               29,723
Accumulated deficit ........................................             (27,140)             (27,189)
Accumulated other comprehensive loss .......................              (1,441)              (1,796)
                                                                    ------------         ------------
                                                                           5,470                5,072
Less cost of treasury shares:
    2004, 76,909 and 2003, 76,894 common shares ............               1,597                1,597
                                                                    ------------         ------------
                                                                           3,873                3,475
                                                                    ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................        $      5,793         $      6,038
                                                                    ============         ============

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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

                        CONDENSED STATEMENTS OF EARNINGS
                             (dollars in thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                       2004              2003              2002
                                                                       ----              ----              ----
Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation) ......................................       $     2,449       $     2,909       $     2,279
                                                                   -----------       -----------       -----------

Costs and expenses:
    General and administrative expenses ....................             2,139             2,602             1,968
    Interest expense (includes intercompany
       interest expense of  $100, $100 and $100
       in 2004, 2003 and 2002, respectively,
       eliminated in consolidation) ........................               155               155               157
    Non-operating expense - net ............................                52                48                82
                                                                   -----------       -----------       -----------
                                                                         2,346             2,805             2,207
                                                                   -----------       -----------       -----------

EARNINGS BEFORE INCOME TAXES AND
    EQUITY IN NET EARNINGS
    OF SUBSIDIARIES ........................................               103               104                72

Income tax provisions (benefits) ...........................               144                48               (70)

Equity in net earnings of subsidiaries
     (includes earnings from discontinued operations
     of $ 170 in 2002) .....................................               234               647                70
                                                                   -----------       -----------       -----------
NET EARNINGS ...............................................       $       193       $       703       $       212
                                                                   ===========       ===========       ===========

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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                      2004             2003              2002
                                                                      ----             ----              ----
Cash Flows from Operating Activities:
Net earnings ...............................................      $       193       $       703       $       212
Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Equity in net earnings (loss) of subsidiaries ..........              566              (647)              (70)
    Depreciation and amortization ..........................               34                 8                10
    Deferred income tax expenses ...........................              102                22                85
    Increase (decrease) in cash from changes in
       current assets and current liabilities ..............              (43)              170                10
    Decrease (increase) in net advances to
       subsidiaries ........................................             (236)             (158)               75
    Net change in pension-related accounts .................             (307)              (71)             (126)
    Other ..................................................             (102)              (17)              (72)
                                                                  -----------       -----------       -----------
       Net cash provided by
            operating activities ...........................              207                10               124
                                                                  -----------       -----------       -----------

Cash Flows from Investing Activities:
       Net cash used in investing activities,
            capital expenditures ...........................               --                (3)               (3)
                                                                  -----------       -----------       -----------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock .....................               65                24                39
Payments of long-term lease obligations ....................               (5)               (5)               (5)
Payments of long-term debt .................................              (13)               --                --
Payments of dividends ......................................             (125)               (7)              (77)
Redemption of preferred stock ..............................              (46)               --                --
Cost of stock option agreement .............................              (48)              (48)              (48)
Other ......................................................               --                --                (1)
                                                                  -----------       -----------       -----------
       Net cash used in
            financing activities ...........................             (172)              (36)              (92)
                                                                  -----------       -----------       -----------
Net increase (decrease) in cash ............................               35               (29)               29

Cash at beginning of year ..................................               --                29                --
                                                                  -----------       -----------       -----------

Cash at end of year ........................................      $        35       $        --       $        29
                                                                  ===========       ===========       ===========

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

        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A: Condensed Financial Statements.

            The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

            The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

            The Company has authorized 5,000,000 shares of preferred stock with no par value. All of the 34,875 outstanding shares of 12% Cumulative Convertible Preferred Stock that were outstanding at December 31, 2003 were converted to common shares or redeemed during 2004.

            The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 4,322,317 and 4,256,917 were outstanding at December 31, 2004 and 2003, respectively, adjusted for a 5% stock dividend declared February 15, 2005.

NOTE B: Other Assets.

                                                            December 31,
                                                           (in thousands)
                                                        2004            2003
                                                        ----            ----

               Investment in subsidiaries              $3,858          $3,509
               Deferred income tax assets, net            672             934
               Net advances to subsidiaries               436           1,001
               Other                                      377             285
                                                       ------          ------
                                                       $5,343          $5,729
                                                       ======          ======

            Investment in subsidiaries was eliminated in consolidation. The net advances to subsidiaries of $436,000 and $1,001,000 at December 31, 2004 and 2003, respectively, were eliminated in consolidation.

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

NOTE D: Income Taxes.

            The Company and its domestic subsidiaries have elected to allocate consolidated federal income taxes on the separate return method. Under this method of allocation, income tax expenses (benefits) are allocated to the Company and each subsidiary based on its taxable income (loss) and net operating loss carryforwards.

            In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 2004, 2003 and 2002, the Company and its subsidiaries recorded the expenses (benefits) of net deferred income tax assets of $154,000, $313,000, and $20,000, respectively, of which $102,000, $22,000 and $85,000, respectively, were allocated to the Company.

NOTE E: Statements of Cash Flows.

            Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Condensed Statements of Cash Flows.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                              Additions
                                                       -----------------------
                                         Balance at    Charged to   Charged to                   Balance
                                        beginning of   costs and      other                      at end
          Description                      period       expenses     accounts   Deductions (1)  of period
---------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended 12/31/04                       $ 76           $ 54         $ --        $ 46           $ 84
  Year ended 12/31/03                       $ 56           $ 75         $ --        $ 55           $ 76
  Year ended 12/31/02                       $ 69           $ 29         $ --        $ 42           $ 56

(1)   Uncollectible accounts written off, net of recoveries.