Form 10-Q
period 2005-03-31
RONSON CORP
filed 2005-05-16
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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

As of April 29, 2005, there were 4,321,196 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS:
                     MARCH 31, 2005 AND DECEMBER 31, 2004                     3

                  CONSOLIDATED STATEMENTS OF OPERATIONS:
                     QUARTER ENDED MARCH 31, 2005 AND 2004                    4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS:
                     QUARTER ENDED MARCH 31, 2005 AND 2004                    5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                            12

           ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                     14

           ITEM 4 - CONTROLS AND PROCEDURES                                  14

PART II - OTHER INFORMATION:

           ITEM 1 - LEGAL PROCEEDINGS                                        15

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         17

SIGNATURES                                                                   18

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                        March 31,   December 31,
                                                          2005         2004
                                                       -----------  ------------
                                                       (unaudited)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $     207     $     599
Accounts receivable, net                                    1,901         1,876
Inventories:
 Finished goods                                             1,597         1,625
 Work in process                                               39            88
 Raw materials                                                645           621
                                                        ---------     ---------
                                                            2,281         2,334

Other current assets                                        1,155         1,302
                                                        ---------     ---------
            TOTAL CURRENT ASSETS                            5,544         6,111

Property, plant and equipment, at cost:
 Land                                                           6             6
 Buildings and improvements                                 5,343         5,333
 Machinery and equipment                                    8,833         8,707
 Construction in progress                                     421           261
                                                        ---------     ---------
                                                           14,603        14,307
  Less accumulated depreciation and amortization            9,004         8,791
                                                        ---------     ---------
                                                            5,599         5,516

Other Assets                                                2,329         2,315
                                                        ---------     ---------
                                                        $  13,472     $  13,942
                                                        =========     =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                         $   1,308     $   1,439
Current portion of long-term debt and leases                  883           926
Accounts payable                                            1,975         1,786
Accrued expenses                                            2,824         3,020
                                                        ---------     ---------
            TOTAL CURRENT LIABILITIES                       6,990         7,171

Long-term debt and leases                                   2,452         2,491
Other long-term liabilities                                   252           407

STOCKHOLDERS' EQUITY:
 Common stock                                               4,398         4,398
 Additional paid-in capital                                29,638        29,651
 Accumulated deficit                                      (27,267)      (27,138)
 Accumulated other comprehensive loss                      (1,394)       (1,441)
                                                        ---------     ---------
                                                            5,375         5,470
 Less cost of treasury shares                               1,597         1,597
                                                        ---------     ---------
            TOTAL STOCKHOLDERS' EQUITY                      3,778         3,873
                                                        ---------     ---------
                                                        $  13,472     $  13,942
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

                                                              Quarter Ended
                                                                 March 31,
                                                         -----------------------
                                                           2005           2004
                                                         --------       --------

NET SALES                                                $  6,437       $  7,049
                                                         --------       --------

Cost and expenses:
 Cost of sales                                              4,290          4,279
 Selling, shipping and advertising                            912            831
 General and administrative                                 1,037          1,159
 Depreciation and amortization                                219            169
 Other charges                                                 --             50
                                                         --------       --------
                                                            6,458          6,488
                                                         --------       --------

EARNINGS (LOSS) FROM OPERATIONS                               (21)           561
                                                         --------       --------

Other expense:
 Interest expense                                              99             72
 Other-net                                                     21             11
                                                         --------       --------
                                                              120             83
                                                         --------       --------

EARNINGS (LOSS) BEFORE INCOME TAXES                          (141)           478

Income tax provision (benefit)                                (53)           203
                                                         --------       --------

NET EARNINGS (LOSS)                                      $    (88)      $    275
                                                         ========       ========

EARNINGS (LOSS) PER COMMON SHARE:

    Basic                                                $  (0.02)      $   0.06
                                                         ========       ========

    Diluted                                              $  (0.02)      $   0.06
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

                                                              Quarter Ended
                                                                 March 31,
                                                           -------------------
                                                             2005        2004
                                                             ----        ----
Cash Flows from Operating Activities:
Net earnings (loss)                                        $   (88)    $   275
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                                 219         169
 Deferred income tax expense (benefit)                         (59)        196
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                       302        (231)
  Other non-current assets and other long-term
   liabilities                                                  16        (206)
 Net change in pension-related accounts                       (214)       (101)
 Effect of exchange rate changes                                (4)         19
                                                           -------     -------
          Net cash provided by operating activities            172         121
                                                           -------     -------

Cash Flows from Investing Activities:
          Net cash used in investing activities,
           capital expenditures                               (234)       (193)
                                                           -------     -------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                   --         916
Payments of short-term debt                                   (131)       (404)
Payments of long-term debt                                     (84)        (75)
Payments of long-term lease obligations                        (62)        (17)
Payments of dividends                                          (41)         (2)
Cost of stock option agreement                                 (12)        (12)
                                                           -------     -------
          Net cash provided by (used in)
           financing activities                               (330)        406
                                                           -------     -------

Net increase (decrease) in cash and cash equivalents          (392)        334

Cash and cash equivalents at beginning of period               599         664
                                                           -------     -------

Cash and cash equivalents at end of period                 $   207     $   998
                                                           =======     =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE QUARTER ENDED MARCH 31, 2005 (UNAUDITED)
                ------------------------------------------------

Note 1: ACCOUNTING POLICIES
        -------------------

      Basis of Financial Statement Presentation - The information as of and for the three month periods ended March 31, 2005 and 2004, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

      This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

Note 2: PER COMMON SHARE DATA
        ---------------------

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                Quarter Ended March 31,
                             ------------------------------------------------------------
                                          2005                            2004
                             ----------------------------    ----------------------------
                                                    Per                             Per
                                                   Share                           Share
                              Loss     Shares(1)   Amount    Earnings    Shares    Amount
                             ------    ---------   ------    --------    ------    ------
Net earnings (loss) ........ $  (88)                          $  275
Less accrued dividends on
  preferred stock ..........     --                               (2)
                             ------                           ------

  BASIC                      $  (88)     4,321     $ (.02)    $  273      4,257    $ 0.06
                             ======     ======     ======     ======     ======    ======

Effect of dilutive
  securities:
  Stock options ............                --                               71
  Cumulative convertible
   preferred stock ......... $   --         --                $    2         42
                             ------     ------                ------     ------

  DILUTED                    $  (88)     4,321     $ (.02)    $  275      4,370    $ 0.06
                             ======     ======     ======     ======     ======    ======

(1) Stock options were anti-dilutive for the quarter ended March 31, 2005, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for that period.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 15, 2005.

Note 3: SHORT-TERM DEBT
        ---------------

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Fleet Capital Corporation ("Fleet") for a Revolving Loan, now expiring on June 30, 2005. The Revolving Loan of $1,303,000 at March 31, 2005, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At March 31, 2005, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Fleet for a Revolving Loan. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At March 31, 2005, Ronson Aviation utilized no borrowings under the Revolving Loan.

      At March 31, 2005, Fleet provided RCPC and Ronson Aviation with a waiver of their non-compliance with a financial ratio covenant in the lines of credit.

Note 4: LONG-TERM DEBT
        --------------

      On December 1, 2003, the Company, RCPC and Fleet amended the Company's Mortgage Loan, extending the expiration to December 1, 2008. The Mortgage Loan balance was $1,312,000 at March 31, 2005. The Mortgage Loan agreement is payable in monthly installments of $7,951, plus interest, with a final installment on December 1, 2008, of approximately $962,000. The loan bears interest at the rate of 0.5% above Fleet's prime rate. The Company and Fleet have entered into an interest rate swap contract which effectively fixes the interest rate on the Mortgage Loan at 7.45%.

      Ronson Aviation has two term loans payable to Fleet with balances at March 31, 2005, totaling approximately $541,000. The loans are collateralized by a specific aircraft and expire on June 30, 2005.

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with a final payment of $150,000 due at the end of the initial nine-year term, and secured by a letter of credit in the amount of $150,000. At March 31, 2005, the total long-term debt payable on this agreement was $415,000.

Note 5: CONTINGENCIES
        -------------

      In 1999 Ronson Aviation completed the installation of a new fueling facility and ceased use of most of its former underground storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in 1999 as required by the New Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. In 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the estimate of additional loss, or range of loss, if any, that is reasonably possible, cannot be made. Thus, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

      In 2002 Prometcor completed the environmental clearance of its property in Newark, N.J. The final parcel of the property was sold in May 2002 with the Company retaining responsibility for the groundwater-related activities. The Company's plan to resolve groundwater issues has not yet been approved by the NJDEP. Testing completed in 2000 resulted in increased estimates of the range of costs to be incurred. These costs will be incurred over an extended number of years. In calculating and accruing these costs, the Company has discounted the costs to the present value. The liability for these estimated costs and expenses as recorded in the financial statements was approximately $500,000 based, in accordance with normal accounting practices, on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is approximately $600,000 above the lower limit. The full extent of the costs and time required for completion of the NJDEP environmental clearance is not determinable until the remediation and confirmatory testing of the properties have been completed and accepted by the NJDEP.

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

      The Company is involved in a shareholder derivative lawsuit filed in 2003, and a second lawsuit against the Company's directors and chief financial officer filed in April 2005, both filed by the same shareholder. The Company incurred a total of approximately $605,000 in net legal costs related to the matter in 2003, 2004 and the first three months of 2005. These costs were net of the associated insurance reimbursements. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings.

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

      Financial information by industry segment is summarized below (in thousands):

                                                             Quarter Ended
                                                               March 31,
                                                        -----------------------
                                                          2005           2004
                                                        --------       --------
Net sales:
  Consumer Products                                     $  3,915       $  4,749
  Aviation Services                                        2,522          2,300
                                                        --------       --------

    Consolidated                                        $  6,437       $  7,049
                                                        ========       ========

Earnings (loss) from operations:
  Consumer Products                                     $    244       $    767
  Aviation Services                                          253            351
                                                        --------       --------

  Total reportable segments                                  497          1,118
  Corporate and others                                      (518)          (507)
  Other charges                                               --            (50)
                                                        --------       --------

    Consolidated                                        $    (21)      $    561
                                                        ========       ========

Earnings (loss) from continuing
  operations before intercompany
  charges and income taxes:
  Consumer Products                                     $    189       $    756
  Aviation Services                                          244            332
                                                        --------       --------

  Total reportable segments                                  433          1,088
  Corporate and others                                      (574)          (560)
  Other charges                                               --            (50)
                                                        --------       --------

    Consolidated                                        $   (141)      $    478
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

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                              Quarter Ended March 31, 2005 and 2004
                                              -------------------------------------
                                 Foreign Currency    Minimum       Cash Flow    Accumulated Other
                                    Translation      Pension        Hedging      Comprehensive
                                    Adjustments     Liability     Adjustments         Loss
                                    -----------     ---------     -----------       --------
Balance at December 31, 2004          $    (51)      $  1,482       $     10        $  1,441
Current period change                        6            (56)           (27)            (77)
Income tax expense                          (2)            22             10              30
                                      --------       --------       --------        --------

Balance at March 31, 2005             $    (47)      $  1,448       $     (7)       $  1,394
                                      ========       ========       ========        ========

Balance at December 31, 2003          $     12       $  1,784             --        $  1,796
Current period change                      (31)           (66)            --             (97)
Income tax expense                          12             26             --              38
                                      --------       --------       --------        --------

Balance at March 31, 2004             $     (7)      $  1,744       $     --        $  1,737
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

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                    Quarter Ended
                                                       March 31,
                                                  ------------------
                                                   2005        2004
                                                   ----        ----
       Cash payments for:
             Interest                             $   91      $   82
             Income Taxes                             --          20

       Financing & Investing Activities
         Not Affecting Cash:
         Capital lease obligations
           incurred                                   64         145
         Leasehold improvements financed
           by lessor                                  --         440

Note 9: RETIREMENT PLANS
        ----------------

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                              Quarter Ended
                                                 March 31,
                                            ------------------
                                              2005       2004
                                              ----       ----
Service cost                                $    8      $    6
Interest cost                                   66          69
Expected return on plan assets                 (48)        (40)
Recognized actuarial losses                     56          66
Recognized prior service cost                    2           4
                                            ------      ------
  Net pension expense                       $   84      $  105
                                            ======      ======

      Contributions to the pension plan during 2005 are expected as follows (in thousands):

Paid in the three months ended March 31, 2005                            $  299
Expected to be paid in the balance of 2005                                  560
                                                                         ------

Total expected to be paid in the year ending December 31, 2005           $  859
                                                                         ======

Note 10: FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
         ----------------------------------------------

      In December 2003 the Company entered into an interest rate swap agreement in order to manage interest rate exposure. Effectively, the Company converted its Mortgage Loan payable of variable-rate debt to fixed-rate debt with an effective interest rate of 7.45%. The interest rate swap is considered a cash flow hedge and is 100% effective. As a result, the mark-to-market value of both the fair value hedging instrument and the underlying debt obligation are recorded as equal and offsetting gains or losses in other expense. At March 31, 2005, the interest rate swap had a fair value of $11,000 recorded in Other Assets with the corresponding adjustment to Accumulated Other Comprehensive Loss. The fair value of the interest rate swap agreement, obtained from the financial institution, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

      Mr. Carl W. Dinger III has granted an option to the Company to purchase the 509,735 shares now held by Mr. Dinger at an exercise price of $6.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. At March 31, 2005, the fair value of the option was approximately $29,000, using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 3.75%, a dividend yield of 1.91%, volatility of 46%, and the option life of 2.75 years. The fair value of $29,000 compares to $101,000, the present value of the 27 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 6.25%. (Refer to Note 15 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

First Quarter 2005 Compared to First Quarter 2004.

      The Company's Net Sales were $6,437,000 in the first quarter of 2005 as compared to $7,049,000 for the same period in 2004.

      The Company's Loss from Operations was $21,000 in the first quarter of 2005 as compared to Earnings from Operations of $561,000 in the first quarter of 2004. The Company's Net Loss was $88,000 in the first quarter of 2005 as compared to Net Earnings of $275,000 in the first quarter of 2004.

Ronson Consumer Products
------------------------
(in thousands)
                                                  Quarter Ended
                                                    March 31,
                                               -------------------
                                                 2005        2004
                                                 ----        ----

      Net sales                                $ 3,915     $ 4,749
      Earnings from operations                     244         767
      Earnings before income taxes and
       intercompany charges                        189         756

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 18% in the first quarter of 2005 compared to the first quarter of 2004, consisting of an increase of about 5% due to higher average net selling prices more than offset by a reduction of about 23% due to lower volume of products sold.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 60% in the first quarter of 2005 from 57% in the first quarter of 2004 due primarily to decreased volume of products sold. The amount of the Cost of Sales decreased by about 13%, consisting of an increase of 2% in unit costs of products sold due primarily to higher cost of fuels and related raw materials, more than offset by a reduction of 15% due to lower sales volume.

      Selling, Shipping and Advertising Expenses at Ronson Consumer Products, as a percentage of Net Sales, increased to 23% in the first quarter of 2005 from 17% in the first quarter of 2004 primarily due to the decreased sales in the first quarter of 2005, to costs associated with the Company's new warehouse facility, and to increased freight costs due to higher fuel prices. General and Administrative Expenses, as a percentage of Net Sales, were 8% in the first quarters of both 2005 and 2004.

Ronson Aviation
---------------
(in thousands)
                                                    Quarter Ended
                                                      March 31,
                                                 --------------------
                                                   2005         2004
                                                   ----         ----

      Net sales                                  $ 2,522      $ 2,300
      Earnings from operations                       253          351
      Earnings before income taxes and
       intercompany charges                          244          332

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 10% in the first quarter of 2005 from the first quarter of 2004 primarily due to increased sales of aircraft maintenance and avionics services.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 77% in the first quarter of 2005 from 70% in the first quarter of 2004. The increase in the Cost of Sales percentage in 2005 was primarily due to the higher cost of fuel in 2005 due to increased oil prices and to a change in the mix of products sold.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses were reduced to 9% in the first quarter of 2005 compared to 10% in the first quarter of 2004 primarily due to the increased sales in 2005.

Other Items
-----------

      The Other Charges in the first quarter of 2004 of $50,000 were the legal fees incurred related to stockholder litigation. (Refer to Item 1 of Part II of this Form 10-Q.)

FINANCIAL CONDITION

      The Company's Stockholders' Equity decreased to $3,778,000 at March 31, 2005, from $3,873,000 at December 31, 2004. The decrease of $95,000 in
Stockholders' Equity was primarily due to the Net Loss in the first quarter of 2005. The Company had a deficiency in working capital of $1,446,000 at March 31, 2005, as compared to $1,060,000 at December 31, 2004. The decline in working capital was primarily due to a reduction in the long-term pension obligation by $138,000, to capital expenditures of $234,000, and the Net Loss in 2005.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at March 31, 2005, Ronson Consumer Products had unused borrowings available at March 31, 2005 of about $194,000 under the Fleet Capital Corporation ("Fleet") and Canadian Imperial Bank of Commerce lines of credit. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $422,000 under the Fleet line of credit at March 31, 2005.

      The Fleet lines of credit with RCPC and Ronson Aviation and the term loans between Fleet and Ronson Aviation are scheduled to expire on June 30, 2005. Discussions have begun between Fleet and the Company regarding the renewal of these lines of credit and term loans. At December 31, 2004, and March 31, 2005, Fleet provided RCPC and Ronson Aviation with a waiver of their non-compliance with a financial ratio covenant in the lines of credit.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first three months of 2005. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference.

ITEM 4 - CONTROLS AND PROCEDURES
         -----------------------

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after the evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-4(c) and 15-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were adequate, are designed to ensure that material information related to the Company and its consolidated subsidiaries would be made known to the above officers, are effective and provide reasonable assurance that they will meet their objectives.

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

Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson,
--------------------------------------------------------------------------
Erwin M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder,
-------------------------------------------------------------------
Saul H. Weisman, Carl W. Dinger III and Ronson Corporation
----------------------------------------------------------

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

      On June 21, 2004, the Superior Court of New Jersey granted the motion of the Ronson directors, over the objection of Steel Partners II, L.P., to bifurcate the case. As a result, trial of all claims and defenses in the derivative suit, other than the defense based upon the report and findings of the Special Litigation Committee, will be held in abeyance pending trial of the Special Litigation Committee defense. The trial of the Special Litigation Committee defense was conducted in March, 2005. The parties have submitted post-trial memoranda, and await the Superior Court's determination of the Special Litigation Committee defense.

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

Steel Partners II, L.P. v. Louis V. Aronson II, Robert A. Aronson, Barbara L.
-----------------------------------------------------------------------------
Collins, Carl W. Dinger III, Paul H. Einhorn, Erwin M. Ganz, Daryl K. Holcomb,
------------------------------------------------------------------------------
I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, and Saul H. Weisman
-----------------------------------------------------------------------

      On or about April 14, 2005, Steel Partners II, L.P. commenced an action, on its own behalf as a shareholder of the Company, in the United States District Court for the District of New Jersey, against the current directors of the Company, as well as Daryl K. Holcomb, the Company's chief financial officer, and Carl W. Dinger, a shareholder of and consultant to the Company. The Complaint alleges, among other things, that defendants should be treated collectively as an "Acquiring Person" under the Company's Shareholder Rights Agreement, and that their acquisition and ownership of more than 12% of the outstanding stock of the Company has triggered the provisions of the Shareholder Rights Agreement with respect to the offering of rights to shareholders, including Steel Partners II (notwithstanding that in its derivative action in the Superior Court of New Jersey, Steel Partners has challenged the legality and enforceability of the Company's Shareholder Rights Agreement). The Complaint alleges further that the defendants have violated reporting requirements under Section 13(d) of the Securities Exchange Act and Rule 13-d promulgated by the Securities Exchange Commission by failing to disclose an alleged agreement to coordinate their purchases of the Company's stock for the purposes of placing voting control in the hands of Louis V. Aronson II and for other undisclosed purposes.

      The Company's directors and its chief financial officer intend to contest the allegations of this second complaint filed by Steel Partners and vigorously defend the action.

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

            (b) Reports on Form 8-K.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated January 18, 2005, in response to Item 8.01 of such report. No financial statements or pro forma financial information were included in this report.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated January 21, 2005, in response to Item 8.01 of such report. No financial statements or pro forma financial information were included in this report.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated February 16, 2005, in response to Item 8.01 of such report. No financial statements or pro forma financial information were included in this report.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated March 7, 2005, in response to Item 2.02 of such report. No financial statements or pro forma financial information were included in this report.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated April 29, 2005, in response to Item 8.01 of such report. No financial statements or pro forma financial information were included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RONSON CORPORATION


Date:  May 13, 2005                          /s/Louis V. Aronson II
                                             ----------------------------------
                                             Louis V. Aronson II, President
                                             & Chief Executive Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)


Date:  May 13, 2005                          /s/Daryl K. Holcomb
                                             ----------------------------------
                                             Daryl K. Holcomb, Vice President
                                             & Chief Financial Officer,
                                             Controller and Treasurer

                                             (Signing as Chief Financial
                                             Officer of the Registrant)