Form 10-Q
period 2005-06-30
RONSON CORP
filed 2005-08-15
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

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

As of June 30, 2005, there were 4,321,194 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEETS:
            JUNE 30, 2005 AND DECEMBER 31, 2004                                3

         CONSOLIDATED STATEMENTS OF OPERATIONS:
            QUARTER ENDED JUNE 30, 2005 and 2004                               4
            SIX MONTHS ENDED JUNE 30, 2005 AND 2004                            5

         CONSOLIDATED STATEMENTS OF CASH FLOWS:
            SIX MONTHS ENDED JUNE 30, 2005 AND 2004                            6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS            13

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                        16

         ITEM 4 - CONTROLS AND PROCEDURES                                     17

PART II - OTHER INFORMATION:

         ITEM 1 - LEGAL PROCEEDINGS                                           17

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            19

SIGNATURES                                                                    20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                       June 30,     December 31,
                                                         2005           2004
                                                       --------     ------------
                                                     (unaudited)
                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $    211       $    599
 Accounts receivable, net                                 1,654          1,876
 Inventories:
  Finished goods                                          1,882          1,625
  Work in process                                            28             88
  Raw materials                                             957            621
                                                       --------       --------
                                                          2,867          2,334
 Asset held for sale                                      1,600             --
 Other current assets                                     1,133          1,302
                                                       --------       --------
        TOTAL CURRENT ASSETS                              7,465          6,111
                                                       --------       --------

Property, plant and equipment, at cost:
 Land                                                         6              6
 Buildings and improvements                               5,354          5,333
 Machinery and equipment                                  6,134          8,707
 Construction in progress                                   381            261
                                                       --------       --------
                                                         11,875         14,307
Less accumulated depreciation and amortization            8,009          8,791
                                                       --------       --------
                                                          3,866          5,516

Other assets                                              2,866          2,315
                                                       --------       --------
                                                       $ 14,197       $ 13,942
                                                       ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt                                       $  1,989       $  1,439
 Current portion of long-term debt and leases               840            926
 Accounts payable                                         2,491          1,786
 Accrued expenses                                         2,810          3,020
                                                       --------       --------
        TOTAL CURRENT LIABILITIES                         8,130          7,171
                                                       --------       --------

Long-term debt and leases                                 2,395          2,491
Other long-term liabilities                                 253            407

STOCKHOLDERS' EQUITY:
 Common stock                                             4,398          4,398
 Additional paid-in capital                              29,627         29,651
 Accumulated deficit                                    (27,635)       (27,138)
 Accumulated other comprehensive loss                    (1,374)        (1,441)
                                                       --------       --------
                                                          5,016          5,470
 Less cost of treasury shares                             1,597          1,597
                                                       --------       --------
        TOTAL STOCKHOLDERS' EQUITY                        3,419          3,873
                                                       --------       --------
                                                       $ 14,197       $ 13,942
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

                                                            Quarter Ended
                                                               June 30,
                                                       ------------------------
                                                         2005             2004
                                                       -------          -------

NET SALES                                              $ 6,069          $ 6,376
                                                       -------          -------

Cost and expenses:
 Cost of sales                                           3,998            4,114
 Selling, shipping and advertising                         876              866
 General and administrative                                972            1,037
 Depreciation and amortization                             199              194
 Other charges                                              55               50
                                                       -------          -------
                                                         6,100            6,261
                                                       -------          -------

EARNINGS (LOSS) FROM OPERATIONS                            (31)             115
                                                       -------          -------

Other expense:
 Interest expense                                          103               81
 Other-net                                                 435               14
                                                       -------          -------
                                                           538               95
                                                       -------          -------

EARNINGS (LOSS) BEFORE INCOME TAXES                       (569)              20

Income tax provision (benefit)                            (244)              94
                                                       -------          -------

NET LOSS                                               $  (325)         $   (74)
                                                       =======          =======

LOSS PER COMMON SHARE:

 Basic                                                 $ (0.08)         $ (0.02)
                                                       =======          =======

 Diluted                                               $ (0.08)         $ (0.02)
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

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                         2005             2004
                                                       --------          -------

NET SALES                                              $ 12,506          $13,425
                                                       --------          -------

Cost and expenses:
 Cost of sales                                            8,288            8,443
 Selling, shipping and advertising                        1,788            1,697
 General and administrative                               2,009            2,146
 Depreciation and amortization                              418              363
 Other charges                                               55              100
                                                       --------          -------
                                                         12,558           12,749
                                                       --------          -------

EARNINGS (LOSS) FROM OPERATIONS                             (52)             676
                                                       --------          -------

Other expense:
 Interest expense                                           202              153
 Other-net                                                  456               25
                                                       --------          -------
                                                            658              178
                                                       --------          -------

EARNINGS (LOSS) BEFORE INCOME TAXES                        (710)             498

Income tax provision (benefit)                             (297)             297
                                                       --------          -------

NET EARNINGS (LOSS)                                    $   (413)         $   201
                                                       ========          =======

EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                 $  (0.10)         $  0.05
                                                       ========          =======

 Diluted                                               $  (0.10)         $  0.05
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

                                                             Six months ended
                                                                 June 30,
                                                           --------------------
                                                             2005         2004
                                                           -------      -------
Cash Flows from Operating Activities:
Net earnings (loss)                                        $  (413)     $   201
Adjustments to reconcile net earnings (loss) to
 net cash used in operating activities:
 Depreciation and amortization                                 418          363
 Deferred income tax expense (benefit)                        (326)         170
 Reduction in carrying value of asset held for sale             97           --
 Decrease in cash from change in inventories                  (533)      (1,678)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                     1,174          308
  Other non-current assets and other long-term
   liabilities                                                (290)        (279)
 Net change in pension-related accounts                       (312)        (144)
 Effect of exchange rate changes                                (8)          22
                                                           -------      -------
         Net cash used in operating activities                (193)      (1,037)
                                                           -------      -------

Cash Flows from Investing Activities:
         Net cash used in investing activities,
          capital expenditures                                (351)        (790)
                                                           -------      -------

Cash Flows from Financing Activities:
 Proceeds from short-term debt                                 889        1,572
 Proceeds from long-term debt                                   --          501
 Payments of short-term debt                                  (339)         (99)
 Payments of long-term debt                                   (170)        (159)
 Payments of long-term lease obligations                      (116)         (33)
 Proceeds from issuance of commom stock                         --           20
 Redemption of preferred stock                                  --          (46)
 Payments of dividends                                         (84)         (43)
 Cost of stock option agreement                                (24)         (24)
                                                           -------      -------
         Net cash provided by financing activities             156        1,689
                                                           -------      -------

Net decrease in cash and cash equivalents                     (388)        (138)

Cash and cash equivalents at beginning of period               599          664
                                                           -------      -------

Cash and cash equivalents at end of period                 $   211      $   526
                                                           =======      =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 FOR THE QUARTER ENDED JUNE 30, 2005 (UNAUDITED)
                 -----------------------------------------------

Note 1: ACCOUNTING POLICIES
        -------------------

      Basis of Financial Statement Presentation - The information as of and for the three and six month periods ended June 30, 2005 and 2004, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

      This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

Note 2: PER COMMON SHARE DATA
        ---------------------

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                        Quarter Ended June 30,
                                 ----------------------------------------------------------------------
                                               2005                                  2004
                                 --------------------------------      --------------------------------
                                                           Per                                   Per
                                                          Share                                 Share
                                 Loss         Shares      Amount        Loss       Shares(2)    Amount
                                 -----        ------     --------      -----       ---------   --------
Net loss ...................     $(325)                                $ (74)
Less accrued dividends on
  preferred stock ..........        --                                    --
                                 -----                                 -----

  BASIC ....................     $(325)        4,321     $  (0.08)     $ (74)        4,266     $  (0.02)
                                 =====         =====     ========      =====         =====     ========

Effect of dilutive
  securities (1):
  Stock options ............                      --                                    --
  Cumulative convertible
    preferred stock ........     $  --            --                   $  --            --
                                 -----         -----                   -----         -----

  DILUTED ..................     $(325)        4,321     $  (0.08)     $ (74)        4,266     $  (0.02)
                                 =====         =====     ========      =====         =====     ========

                                                       Six Months Ended June 30,
                                 ----------------------------------------------------------------------
                                               2005                                  2004
                                 --------------------------------      --------------------------------
                                                           Per                                   Per
                                                          Share                                 Share
                                 Loss         Shares      Amount     Earnings      Shares(2)    Amount
                                 -----        ------     --------    --------      ---------   --------
Net earnings (loss) ........     $(413)                                $ 201
Less accrued dividends on
  preferred stock ..........        --                                    (2)
                                 -----                                 -----

  BASIC ....................     $(413)        4,321     $  (0.10)     $ 199         4,262     $   0.05
                                 =====         =====     ========      =====         =====     ========

Effect of dilutive
  securities (1):
  Stock options ............                      --                                    74
Cumulative convertible
   preferred stock .........     $  --            --                   $   2            35
                                 -----         -----                   -----         -----

 DILUTED ...................     $(413)        4,321     $  (0.10)     $ 201         4,371     $   0.05
                                 =====         =====     ========      =====         =====     ========

      (1) Stock options were anti-dilutive for the quarters ended June 30, 2004 and June 30, 2005 and for the six months ended June 30, 2005, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for those periods.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 15, 2005.

Note 3: SHORT-TERM DEBT
        ---------------

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Bank of America, successor by merger to Fleet National Bank, for a Revolving Loan due to expire on June 30, 2005. On June 30, 2005, RCPC entered into an Amended Loan and Security Agreement with Bank of America extending the date of expiration to September 30, 2005. Other than the extended expiration date, the terms of the Agreement remain substantially unchanged. The Revolving Loan of $1,550,000 at June 30, 2005, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At June 30, 2005, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Bank of America for a Revolving Loan. On June 30, 2005, Ronson Aviation entered into an Amended Loan and Security Agreement with Bank of America extending the date of expiration to September 30, 2005. Other than the extended expiration date, the terms of the Agreement remain substantially unchanged. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At June 30, 2005, Ronson Aviation had a revolving loan balance of $300,000.

Note 4: LONG-TERM DEBT
        --------------

      On December 1, 2003, the Company, RCPC and Bank of America amended the Company's Mortgage Loan, extending the expiration to December 1, 2008. The Mortgage Loan balance was $1,288,000 at June 30, 2005. The Mortgage Loan agreement is payable in monthly installments of $7,951, plus interest, with a final installment on December 1, 2008, of approximately $962,000. The loan bears interest at the rate of 0.5% above Bank of America's prime rate. The Company and Bank of America have entered into an interest rate swap contract which effectively fixes the interest rate on the Mortgage Loan at 7.45%.

      Ronson Aviation has two term loans payable to Bank of America with balances at June 30, 2005, totaling approximately $492,000. The loans are collateralized by specific aircraft and have been extended to September 30, 2005.

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with a final payment of $150,000 due at the end of the initial nine-year term, and secured by a letter of credit in the amount of $150,000. At June 30, 2005, the total balance payable on this lease agreement was $410,000.

Note 5: CONTINGENCIES
        -------------

      In 1999 Ronson Aviation completed the installation of a new fueling facility and ceased use of most of its former underground storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in 1999 as required by the New Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. In 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that the preliminary results of that testing indicate that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

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

      The Company is involved in a State of New Jersey Gross Income Tax audit for the years ended December 31, 1997 through December 31, 2000. The total claimed by the State of New Jersey is $179,000, tax of $122,000 and interest and penalties of $57,000 related to availability of net operating loss carryforwards from 1995. In June 2004, the Company's appeal of the determination by the New Jersey Division of Taxation was denied by the Tax Court of New Jersey. The Company has appealed the decision to the Superior Court of New Jersey, Appellate Division. Management believes that the Company should not be liable for the assessment because the Company offered to settle the matter for the amount of the tax, $122,000. The Company has accrued the amount of the tax and the expected cost of defense in the matter.

      The Company is involved in a shareholder derivative lawsuit filed in 2003 and a second lawsuit against the Company's directors and chief financial officer filed in April 2005, both filed by the same shareholder. The Company has incurred a total of approximately $660,000 to date in net legal costs related to the matter. These costs are net of the associated insurance reimbursements. The Company believes that its directors' and officers' liability coverage is adequate to meet the future direct costs of the litigation, however, the Company is not able to estimate, at this time, the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings.

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

Financial information by industry segment is summarized below (in thousands):

                                           Quarter Ended             Six Months Ended
                                              June 30,                   June 30,
                                        --------------------      ----------------------
                                          2005         2004         2005          2004
                                        -------      -------      --------      --------
Net sales:
     Consumer Products                  $ 3,466      $ 3,900      $  7,381      $  8,649
     Aviation Services                    2,603        2,476         5,125         4,776
                                        -------      -------      --------      --------

       Consolidated                     $ 6,069      $ 6,376      $ 12,506      $ 13,425
                                        =======      =======      ========      ========

Earnings (loss) from operations:
     Consumer Products                  $   165      $   307      $    409      $  1,074
     Aviation Services                      364          329           617           680
                                        -------      -------      --------      --------

     Total reportable segments              529          636         1,026         1,754
     Corporate and others                  (505)        (471)       (1,023)         (978)
     Other charges                          (55)         (50)          (55)         (100)
                                        -------      -------      --------      --------

       Consolidated                     $   (31)     $   115      $    (52)     $    676
                                        =======      =======      ========      ========

Earnings (loss) before intercompany
     charges and income taxes:
     Consumer Products                  $   120      $   286      $    309      $  1,042
     Aviation Services                      347          304           591           636
                                        -------      -------      --------      --------

     Total reportable segments              467          590           900         1,678
     Corporate and others                  (560)        (520)       (1,134)       (1,080)
     Other charges                          (55)         (50)          (55)         (100)
     Nonrecurring loss on sale of
           charter aircraft                (421)          --          (421)           --
                                        -------      -------      --------      --------

       Consolidated                     $  (569)     $    20      $   (710)     $    498
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

      Changes in the components of Other Comprehensive Income (Loss) and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                             Quarter Ended June 30, 2005 and 2004
                                             ------------------------------------
                               Foreign Currency     Minimum        Cash Flow   Accumulated Other
                                  Translation       Pension         Hedging      Comprehensive
                                  Adjustments      Liability      Adjustments         Loss
                               ----------------    ---------      -----------  -----------------
Balance at March 31, 2005           $   (47)        $ 1,448         $    (7)        $ 1,394
Current period change                     7             (55)             14             (34)
Income tax expense                       (3)             22              (5)             14
                                    -------         -------         -------         -------
Balance at June 30, 2005            $   (43)        $ 1,415         $     2         $ 1,374
                                    =======         =======         =======         =======

Balance at March 31, 2004           $    (7)        $ 1,744              --         $ 1,737
Current period change                    (6)            (66)             --             (72)
Income tax expense                        3              27              --              30
                                    -------         -------         -------         -------
Balance at June 30, 2004            $   (10)        $ 1,705         $    --         $ 1,695
                                    =======         =======         =======         =======

                                            Six Months Ended June 30, 2005 and 2004
                                            ---------------------------------------
                               Foreign Currency     Minimum        Cash Flow   Accumulated Other
                                  Translation       Pension         Hedging      Comprehensive
                                  Adjustments      Liability      Adjustments         Loss
                               ----------------    ---------      -----------  -----------------
Balance at December 31, 2004        $   (51)        $ 1,482         $    10         $ 1,441
Current period change                    13            (111)            (13)           (111)
Income tax expense                       (5)             44               5              44
                                    -------         -------         -------         -------
Balance at June 30, 2005            $   (43)        $ 1,415         $     2         $ 1,374
                                    =======         =======         =======         =======

Balance at December 31, 2003        $    12         $ 1,784              --         $ 1,796
Current period change                   (37)           (132)             --            (169)
Income tax expense                       15              53              --              68
                                    -------         -------         -------         -------
Balance at June 30, 2004            $   (10)        $ 1,705         $    --         $ 1,695
                                    =======         =======         =======         =======

Note 8: STATEMENTS OF CASH FLOWS
        ------------------------

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                               Six Months Ended
                                                                   June 30,
                                                               -----------------
                                                               2005         2004
                                                               ----         ----
Cash payments for:
   Interest                                                    $186         $150
   Income Taxes                                                   4          192
Financing & Investing Activities
 Not Affecting Cash:
   Capital lease obligations incurred                            64          146
   Leasehold improvements financed by lessor                     --          440
   Equipment purchases financed by seller                        40           61

Note 9: RETIREMENT PLANS
        ----------------

       The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                          Quarter Ended        Six Months Ended
                                             June 30,              June 30,
                                         ----------------      ----------------
                                          2005       2004       2005       2004
                                         -----      -----      -----      -----

      Service cost                       $   8      $   6      $  16      $  13
      Interest cost                         66         69        133        137
      Expected return on plan assets       (48)       (40)       (96)       (80)
      Recognized actuarial losses           56         66        112        132
      Recognized prior service cost          2          4          3          7
                                         -----      -----      -----      -----
            Net pension expense          $  84      $ 105      $ 168      $ 209
                                         =====      =====      =====      =====

Contributions to the pension plan during 2005 are expected as follows (in thousands):

      Paid in the six months ended June 30, 2005                         $479
      Expected to be paid in the balance of 2005                          367
                                                                         ----
      Total expected to be paid in the year ending December 31, 2005     $846
                                                                         ====

Note 10: FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
         ----------------------------------------------

      In December 2003 the Company entered into an interest rate swap agreement in order to manage interest rate exposure. Effectively, the Company converted its Mortgage Loan payable of variable-rate debt to fixed-rate debt with an effective interest rate of 7.45%. The interest rate swap is considered a cash flow hedge and is 100% effective. As a result, the mark-to-market value of both the fair value hedging instrument and the underlying debt obligation are recorded as equal and offsetting gains or losses in other expense. At June 30, 2005, the interest rate swap had a fair value of ($3,000) recorded in Other Liabilities with the corresponding adjustment to Accumulated Other Comprehensive Loss. The fair value of the interest rate swap agreement, obtained from the financial institution, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

      Mr. Carl W. Dinger III has granted an option to the Company to purchase the 509,735 shares now held by Mr. Dinger at an exercise price of $6.50 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. At June 30, 2005, the fair value of the option was approximately $14,000, using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 3.74%, a dividend yield of 2.08%, volatility of 45.5%, and the option life of 2.00 years. The fair value of $14,000 compares to $90,000, the present value of the 24 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 6.5%. (Refer to Note 15 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)

Note 11: ASSET HELD FOR SALE
         -------------------

      In the second quarter of 2005, the Company reached an agreement for the sale of Ronson Aviation's charter aircraft and charter business for $1.6 million in cash. The closing on the sale is expected in the third quarter of 2005. The carrying value of the aircraft has been reduced by $97,000 to the expected proceeds of $1.6 million and is classified as an Asset Held for Sale in the Consolidated Balance Sheet. The resulting loss consisted of: 1) $97,000 due to the excess of the expected proceeds over the book value of the aircraft; and 2) approximately $324,000 in costs preparing the aircraft for sale and costs related to the sale. The Company has two term loans associated with the aircraft totaling $492,000 at June 30, 2005, which will be repaid from the proceeds.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

      Second Quarter 2005 Compared to Second Quarter 2004 and First Half 2005 Compared to First Half 2004.

      The Company's Net Sales were $12,506,000 in the first half of 2005 as compared to $13,425,000 in the first half of 2004 and were $6,069,000 in the second quarter of 2005 compared to $6,376,000 in the second quarter of 2004.

      In the second quarter of 2005, the Company reached an agreement for the sale of Ronson Aviation's charter aircraft, the Citation II, and its charter business for $1.6 million in cash. The sale is expected to be completed in the third quarter of 2005. The expected sale resulted in a nonrecurring loss in the second quarter of 2005 of $421,000, before income taxes.

      After the nonrecurring loss, the Company had a Net Loss in the second quarter of 2005 of $325,000 as compared to a Net Loss in the second quarter of 2004 of $74,000.

Ronson Consumer Products
------------------------

(in thousands)

                                          Quarter Ended        Six Months Ended
                                             June 30,             June 30,
                                        -----------------     -----------------
                                         2005       2004       2005       2004
                                        ------     ------     ------     ------
      Net sales                         $3,466     $3,900     $7,381     $8,649
      Earnings from operations             165        307        409      1,074
      Earnings before income taxes
           and intercompany charges        120        286        309      1,042

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 11% in the second quarter of 2005 compared to the second quarter of 2004 and by 15% in the first half of 2005 compared to the first half of 2004. The decrease of 11% in Net Sales in the second quarter consisted of an increase of about 8% due to higher average net selling prices more than offset by a reduction of about 19% due to lower volume of products sold. The decrease of 15% in the first half consisted of an increase of about 7% due to higher average net selling prices more than offset by a reduction of about 22% due to lower volume of products sold.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 59% in the second quarter of 2005 from 61% in the second quarter of 2004 but increased to 60% in the first half of 2005 from 59% in the first half of 2004. The reduction in the Cost of Sales percentage in the second quarter of 2005 was primarily due to the increase in average net selling prices (discussed above) and a reduction in manufacturing costs, which more than offset increased material costs because of increases in the price of oil, used in fuels for butane refills and Ronsonol as well as other components, and the effect of the lower Net Sales. The amount of the Cost of Sales at Ronson Consumer Products was reduced by 13% in the second quarter of 2005 from the second quarter 2004 and decreased in the first half of 2005 from the first half of 2004 by 12%. These decreases in the amount of Cost of Sales were composed of the following:

                                                      Quarter Ended   Six Months Ended
                                                         June 30,         June 30,
                                                           2005             2005
                                                           ----              ---
      Reduced volume of products sold                        14%              16%
      Decreased (increased) manufacturing
        costs                                                 3%              (1)%
      Increase in unit costs of products
        sold                                                 (4)%             (3)%
                                                           ----              ---
      Total reduction (%) in amount of Cost of Sales         13%              12%
                                                           ====              ===

      The increase in unit costs of product sold is due primarily to increased prices of oil.

      Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products increased to 25% in the second quarter of 2005 from 22% in the second quarter of 2004 and increased to 24% in the first half of 2005 from 19% in the first half of 2004. These increases in 2005 were primarily due to lower Net Sales, to increased shipping costs due to higher oil prices, and increased costs associated with the Company's new warehouse facility.

      General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 8% in the first half of 2005 and in the first half of 2004 primarily because lower personnel costs were offset by the effect on the percentage of the decreased Net Sales.

Ronson Aviation
---------------

(in thousands)                          Quarter Ended         Six Months Ended
                                           June 30,               June 30,
                                     --------------------   --------------------
                                       2005         2004      2005         2004
                                     -------      -------   -------      -------
      Net sales                      $ 2,603      $ 2,476   $ 5,125      $ 4,776
      Earnings from operations           364          329       617          680
      Earnings before income taxes
        and intercompany charges         347          304       591          636
      Nonrecurring loss - sale of
        charter aircraft                (421)          --      (421)          --

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 5% in the second quarter of 2005 from the second quarter of 2004 and by 7% in the first half of 2005 from the first half of 2004. The increase in the second quarter of 2005 was primarily due to increased aircraft fuel sales due to higher aviation fuel prices. The increase in sales in the first half of 2005 was primarily due to increased sales of aircraft fuel due to higher aviation fuel prices and to the increased sales of avionics services.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 75% in the second quarter of 2005 and 76% in the first half of 2005 from 71% and 70% in the second quarter and first half of 2004, respectively. The increases in the Cost of Sales percentage in 2005 were primarily due to increases in the cost of aircraft fuel due to higher oil prices.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, decreased to 7% in the second quarter of 2005 from 11% in the second quarter of 2004 and to 8% in the first half of 2005 from 11% in the first half of 2004 primarily due to reduced personnel costs in 2005.

      The Nonrecurring Loss of $421,000 in the second quarter of 2005 was due to the expected sale of Ronson Aviation's charter aircraft, the Citation II, and the related charter business. In the second quarter of 2005, the Company reached an agreement for the sale of the charter aircraft and business for $1.6 million in cash. The closing on the sale is expected in the third quarter of 2005. The Nonrecurring Loss consisted of: 1) $97,000 due to the excess of the expected proceeds over the book value of the aircraft; and 2) approximately $324,000 in costs preparing the aircraft for sale and costs related to the sale. The carrying value of the aircraft has been reduced to the expected proceeds of $1.6 million and is classified as an Asset Held for Sale in the Consolidated Balance Sheet. The Company has two term loans associated with the aircraft totaling $492,000 at June 30, 2005, which will be repaid from the proceeds. In the first halves of 2005 and 2004, the charter business had revenues of $348,000 and $340,000, respectively, and operating losses of $96,000 and $32,000, respectively.

Other Items
-----------

      The Other Charges in the second quarter and first half of 2005 were the Nonrecurring Loss related to the sale of the charter aircraft (discussed above) and the legal fees incurred related to stockholder litigation. The Other Charges in the second quarter and first half of 2004 were the legal fees incurred related to stockholder litigation. (Refer to Item 1 of Part II of this Form 10-Q.)

      Interest Expense increased in the second quarter and first half of 2005 from the same periods in 2004 primarily due to higher average debt levels.

FINANCIAL CONDITION

      The Company's Stockholders' Equity decreased to $3,419,000 at June 30, 2005, from $3,873,000 at December 31, 2004. The decrease of $454,000 in
Stockholders' Equity was primarily due to the Net Loss in the first half of 2005. The Company had a deficiency in working capital of $665,000 at June 30, 2005, as compared to $1,060,000 at December 31, 2004. The improvement in working capital was primarily due to the classification of the expected proceeds of $1.6 million for the sale of the Citation II as an Asset Held for Sale in current assets, partially offset by the Net Loss in 2005.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at June 30, 2005, Ronson Consumer Products and Ronson Aviation had total unused borrowings available at June 30, 2005 of about $285,000 under the Bank of America and Canadian Imperial Bank of Commerce lines of credit.

      The Bank of America lines of credit with RCPC and Ronson Aviation and the term loans between Bank of America and Ronson Aviation had been scheduled to expire on June 30, 2005. Bank of America and the Company extended these lines of credit and term loans to September 30, 2005. The extensions also replaced a financial ratio covenant in the lines of credit with a covenant providing for a minimum consolidated earnings before interest, taxes, depreciation, and amortization. Discussions between Bank of America and the Company regarding renewal of the lines of credit are continuing.

      The Company's Inventories increased in the first half of 2005 primarily due to increases in inventories of the Company's imported consumer products, it's lighters and torches. Inventories and Short-term Debt increased in the first half of 2004 due to the delivery of an aircraft to Ronson Aviation, at a cost of $946,000 for resale, and due to increases in inventory at Ronson Consumer Products related to new products and to timing of purchases.

      The Company's net Property, Plant, and Equipment decreased primarily due to the classification of the Citation II as an Asset Held for Sale in Current Assets.

      The Company's Short-Term Debt increased in the first half of 2005 primarily due to increased borrowings under the Company's lines of credit. The Company's Accounts Payable increased in the first half of 2005 primarily due to the timing of purchases and payments.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first six months of 2005. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market

Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference.

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

Juraj Kosco and Maria Kosco vs. Ronson Consumer Products Corporation, Ronson Corporation, Industrial Waste Management, Inc., Cuno Incorporated, XYZ Corporations #1-10 (fictitious parties), John and/or Jane Does #1-10 (fictitious individuals)

      The plaintiffs, a former employee and his spouse, claim damages for burns and other injuries allegedly received in an accident occurring during the employee's performance of his job. The lawsuit was filed in the Superior Court of New Jersey, Law Division, Middlesex County, on February 10, 2005, and claims damages totaling $10,000,000. The claimant has received, and is receiving, workers' compensation benefits related to the incident. Management believes that damages, if any, awarded in addition to the statutory workers' compensation benefits, will be well within the Company's insurance coverage.

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

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated May 10, 2005, in response to Item 2.02 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated May 11, 2005, in response to Item 8.01 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated May 26, 2005, in response to Item 8.01 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated July 21, 2005, in response to Item 1.01 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated August 8, 2005, in response to Item 2.02 of such report. No financial statements or pro forma financial information were included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RONSON CORPORATION


Date: August 12, 2005                   /s/Louis V. Aronson II
                                        ---------------------------------
                                        Louis V. Aronson II, President
                                        & Chief Executive Officer

                                        (Signing as Duly Authorized
                                        Officer of the Registrant)


Date: August 12, 2005                   /s/Daryl K. Holcomb
                                        ---------------------------------
                                        Daryl K. Holcomb, Vice President
                                        & Chief Financial Officer,
                                        Controller and Treasurer

                                        (Signing as Chief Financial
                                        Officer of the Registrant)