Form 10-Q
period 2005-09-30
RONSON CORP
filed 2005-11-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

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

As of September 30, 2005, there were 4,321,194 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEETS:
                   September 30, 2005 AND DECEMBER 31, 2004                    3

               CONSOLIDATED STATEMENTS OF OPERATIONS:
                   QUARTER ENDED SEPTEMBER 30, 2005 AND 2004                   4
                   NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004               5

               CONSOLIDATED STATEMENTS OF CASH FLOWS:
                   NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004               6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS              13

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                          17

        ITEM 4 - CONTROLS AND PROCEDURES                                      18

PART II - OTHER INFORMATION:

        ITEM 1 - LEGAL PROCEEDINGS                                            18

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          20

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             21

SIGNATURES                                                                    23

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                    September 30,   December 31,
                                                         2005            2004
                                                    -------------   ------------
                                                     (unaudited)
                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $    895       $    599
 Accounts receivable, net                                 1,765          1,876
 Inventories:
  Finished goods                                          1,485          1,625
  Work in process                                            42             88
  Raw materials                                             778            621
                                                       --------       --------
                                                          2,305          2,334
 Other current assets                                     1,252          1,302
                                                       --------       --------
        TOTAL CURRENT ASSETS                              6,217          6,111
                                                       --------       --------

Property, plant and equipment, at cost:
 Land                                                         6              6
 Buildings and improvements                               5,370          5,333
 Machinery and equipment                                  6,198          8,707
 Construction in progress                                   460            261
                                                       --------       --------
                                                         12,034         14,307
Less accumulated depreciation and amortization            8,167          8,791
                                                       --------       --------
                                                          3,867          5,516

Other assets                                              2,933          2,315
                                                       --------       --------
                                                       $ 13,017       $ 13,942
                                                       ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt                                       $  1,748       $  1,439
 Current portion of long-term debt and leases               351            926
 Accounts payable                                         2,237          1,786
 Accrued expenses                                         2,594          3,020
                                                       --------       --------
        TOTAL CURRENT LIABILITIES                         6,930          7,171
                                                       --------       --------

Long-term debt and leases                                 2,344          2,491
Other long-term liabilities                                 252            407

STOCKHOLDERS' EQUITY:
 Common stock                                             4,398          4,398
 Additional paid-in capital                              29,615         29,651
 Accumulated deficit                                    (27,615)       (27,138)
 Accumulated other comprehensive loss                    (1,310)        (1,441)
                                                       --------       --------
                                                          5,088          5,470
 Less cost of treasury shares                             1,597          1,597
                                                       --------       --------
        TOTAL STOCKHOLDERS' EQUITY                        3,491          3,873
                                                       --------       --------
                                                       $ 13,017       $ 13,942
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

                                                               Quarter Ended
                                                               September 30,
                                                          ----------------------
                                                           2005            2004
                                                          ------          ------

NET SALES                                                 $7,196          $6,979
                                                          ------          ------

Cost and expenses:
 Cost of sales                                             4,782           4,726
 Selling, shipping and advertising                           910             873
 General and administrative                                  983           1,046
 Depreciation and amortization                               149             179
 Other charges                                                40              15
                                                          ------          ------
                                                           6,864           6,839
                                                          ------          ------

EARNINGS FROM OPERATIONS                                     332             140
                                                          ------          ------

Other expense:
 Interest expense                                            109             104
 Nonrecurring loss                                           170              --
 Other-net                                                    14               8
                                                          ------          ------
                                                             293             112
                                                          ------          ------

EARNINGS BEFORE INCOME TAXES                                  39              28

Income tax provisions                                         19              17
                                                          ------          ------

NET EARNINGS                                              $   20          $   11
                                                          ======          ======

EARNINGS PER COMMON SHARE:

 Basic                                                    $ 0.00          $ 0.00
                                                          ======          ======

 Diluted                                                  $ 0.00          $ 0.00
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

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                          2005            2004
                                                        --------        --------

NET SALES                                               $ 19,702        $ 20,404
                                                        --------        --------

Cost and expenses:
 Cost of sales                                            13,070          13,169
 Selling, shipping and advertising                         2,698           2,570
 General and administrative                                2,992           3,192
 Depreciation and amortization                               567             542
 Other charges                                                95             115
                                                        --------        --------
                                                          19,422          19,588
                                                        --------        --------

EARNINGS FROM OPERATIONS                                     280             816
                                                        --------        --------

Other expense:
 Interest expense                                            311             257
 Nonrecurring loss                                           591              --
 Other-net                                                    49              33
                                                        --------        --------
                                                             951             290
                                                        --------        --------

EARNINGS (LOSS) BEFORE INCOME TAXES                         (671)            526

Income tax provision (benefit)                              (278)            314
                                                        --------        --------

NET EARNINGS (LOSS)                                     $   (393)       $    212
                                                        ========        ========

EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                  $  (0.09)       $   0.05
                                                        ========        ========

 Diluted                                                $  (0.09)       $   0.05
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

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                    2005          2004
                                                                  -------       -------
Cash Flows from Operating Activities:
Net earnings (loss)                                               $  (393)      $   212
Adjustments to reconcile net earnings (loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization                                        567           542
 Deferred income tax expense (benefit)                               (328)          175
 Loss on sale of fixed assets                                          97            --
 Increase (decrease) in cash from change in inventories                29        (1,639)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                              615           443
  Other non-current assets and other long-term
   liabilities                                                       (150)         (724)
 Net change in pension-related accounts                              (394)         (186)
 Effect of exchange rate changes                                       11            51
                                                                  -------       -------
         Net cash provided by (used in) operating activities           54        (1,126)
                                                                  -------       -------

Cash Flows from Investing Activities:
 Proceeds from sale of fixed assets                                 1,600            --
 Capital expenditures                                                (471)         (928)
                                                                  -------       -------
         Net cash provided by (used in) investing activities        1,129          (928)
                                                                  -------       -------

Cash Flows from Financing Activities:
 Proceeds from short-term debt                                        750         2,171
 Proceeds from long-term debt                                          --           501
 Payments of short-term debt                                         (664)         (578)
 Payments of long-term debt                                          (700)         (242)
 Payments of long-term lease obligations                             (153)          (54)
 Proceeds from issuance of commom stock                                --            55
 Redemption of preferred stock                                         --           (46)
 Payments of dividends                                                (84)          (84)
 Cost of stock option agreement                                       (36)          (36)
                                                                  -------       -------
         Net cash provided by (used in) financing activities         (887)        1,687
                                                                  -------       -------

Net increase (decrease) in cash and cash equivalents                  296          (367)

Cash and cash equivalents at beginning of period                      599           664
                                                                  -------       -------

Cash and cash equivalents at end of period                        $   895       $   297
                                                                  =======       =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
              FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (UNAUDITED)
              ----------------------------------------------------

Note 1: ACCOUNTING POLICIES
        -------------------

      Basis of Financial Statement Presentation - The information as of and for the three and nine month periods ended September 30, 2005 and 2004, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

      This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

Note 2: PER COMMON SHARE DATA
        ---------------------

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                      Quarter Ended September 30,
                                 ------------------------------------------------------------------
                                                2005                              2004
                                 -------------------------------     ------------------------------
                                                            Per                                Per
                                                           Share                              Share
                                  Earnings     Shares     Amount     Earnings   Shares(2)    Amount
                                  --------     ------     ------     --------   ---------    ------
Net earnings .................     $   20                             $   11
Less accrued dividends on
     preferred stock .........         --                                 --
                                   ------                             ------

     BASIC                         $   20       4,321     $ 0.00      $   11       4,291     $ 0.00
                                   ======      ======     ======      ======      ======     ======

Effect of dilutive
     securities:
     Stock options ...........                     46                                 51
                                   ------      ------                 ------      ------

     DILUTED                       $   20       4,367     $ 0.00      $   11       4,342     $ 0.00
                                   ======      ======     ======      ======      ======     ======

                                                   Nine Months Ended September 30,
                                 ------------------------------------------------------------------
                                                2005                              2004
                                 -------------------------------     ------------------------------
                                                            Per                                Per
                                                           Share                              Share
                                    Loss       Shares     Amount     Earnings   Shares(2)    Amount
                                   ------      ------     ------     --------   ---------    ------
Net earnings (loss) ..........     $ (393)                            $  212
Less accrued dividends on
     preferred stock .........         --                                 (2)
                                   ------                             ------

     BASIC                         $ (393)      4,321     $(0.09)     $  210       4,271     $ 0.05
                                   ======      ======     ======      ======      ======     ======

Effect of dilutive
     securities (1):
     Stock options ...........                     --                                 60
Cumulative convertible
     preferred stock .........     $   --          --                 $    2          23
                                   ------      ------                 ------      ------

     DILUTED                       $ (393)      4,321     $(0.09)     $  212       4,354     $ 0.05
                                   ======      ======     ======      ======      ======     ======

(1) Stock options were anti-dilutive for the nine months ended September 30, 2005, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for that period.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 15, 2005.

Note 3: SHORT-TERM DEBT
        ---------------

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Bank of America, successor by merger to Fleet National Bank, for a Revolving Loan due to expire on September 30, 2005. On September 30, 2005, RCPC entered into an Amended Loan and Security Agreement with Bank of America extending the expiration date to December 31, 2005. Under the terms of the extension, a covenant requiring minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") was removed and the provisions allowing the Company to borrow a portion of the revolving loan at the London Interbank Offering Rate ("LIBOR") plus 2% were removed. All other terms remain substantially unchanged. The Revolving Loan of $1,525,000 at September 30, 2005, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At September 30, 2005, Ronson-Canada utilized no borrowings under the Revolving Loan.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Bank of America for a Revolving Loan. On September 30, 2005, Ronson Aviation entered into an Amended Loan and Security Agreement with Bank of America extending the expiration date to December 31, 2005. Under the terms of the extension, a covenant requiring minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") was removed and the provisions allowing the Company to borrow a portion of the revolving loan at the London Interbank Offering Rate ("LIBOR") plus 2% were removed. All other terms remain substantially unchanged. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At September 30, 2005, Ronson Aviation had no borrowings under the Revolving Loan.

Note 4: LONG-TERM DEBT
        --------------

      On December 1, 2003, the Company, RCPC and Bank of America amended the Company's Mortgage Loan, extending the expiration to December 1, 2008. The Mortgage Loan balance was $1,264,000 at September 30, 2005. The Mortgage Loan agreement is payable in monthly installments of $7,951, plus interest, with a final installment on December 1, 2008, of approximately $962,000. The loan bears interest at the rate of 0.5% above Bank of America's prime rate. The Company and Bank of America have entered into an interest rate swap contract which effectively fixes the interest rate on the Mortgage Loan at 7.45%.

      Ronson Aviation had two term loans payable to Bank of America which were repaid on September 30, 2005, in the amount of approximately $462,000, upon the sale of the Company's Citation II aircraft.

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with a final payment of $150,000 due at the end of the initial nine-year term, and secured by a letter of credit in the amount of $150,000. At September 30, 2005, the total balance payable on this lease agreement was $404,000.

Note 5: CONTINGENCIES
        -------------

      In 1999 Ronson Aviation completed the installation of a new fueling facility and ceased use of most of its former underground storage tanks. The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in 1999 as required by the New Jersey Department of Environmental Protection ("NJDEP"). Related contaminated soil was removed and remediated. In 2000 initial groundwater tests were completed. Ronson Aviation's environmental consultants have advised the Company that the preliminary results of that testing indicated that no further actions should be required. The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP. The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements. Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, the effect on the Company's financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

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

      The Company is involved in a State of New Jersey Gross Income Tax audit for the years ended December 31, 1997 through December 31, 2000. The total claimed by the State of New Jersey is $179,000, tax of $122,000 and interest and penalties of $57,000, related to availability of net operating loss carryforwards from 1995. In June 2004, the Company's appeal of the determination by the New Jersey Division of Taxation was denied by the Tax Court of New Jersey. The Company has appealed the decision to the Superior Court of New Jersey, Appellate Division. Management believes that the Company should not be liable for the assessment. Because the Company offered to settle the matter for the amount of the tax, $122,000, the Company has accrued the amount of the tax and the expected cost of defense in the matter.

      The Company is involved in a shareholder derivative lawsuit filed in 2003 and a second lawsuit against the Company's directors and chief financial officer filed in April 2005, both filed by the same shareholder. The Company has incurred a total of approximately $700,000 to date in net legal costs related to the matter. These costs are net of the associated insurance reimbursements. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation, however, the Company is not able to estimate, at this time, the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings.

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

Financial information by industry segment is summarized below (in thousands):

                                     Quarter Ended           Nine Months Ended
                                     September 30,             September 30,
                                 --------------------      --------------------
                                   2005         2004         2005         2004
                                 -------      -------      -------      -------
Net sales:
  Consumer Products              $ 4,121      $ 4,166      $11,502      $12,815
  Aviation Services                3,075        2,813        8,200        7,589
                                 -------      -------      -------      -------
    Consolidated                 $ 7,196      $ 6,979      $19,702      $20,404
                                 =======      =======      =======      =======
Earnings from operations:
  Consumer Products              $   389      $   447      $   798      $ 1,521
  Aviation Services                  441          201        1,058          881
                                 -------      -------      -------      -------
  Total reportable segments          830          648        1,856        2,402
  Corporate and others              (458)        (493)      (1,481)      (1,471)
  Other charges                      (40)         (15)         (95)        (115)
                                 -------      -------      -------      -------
    Consolidated                 $   332      $   140      $   280      $   816
                                 =======      =======      =======      =======
Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products              $   338      $   410      $   647      $ 1,452
  Aviation Services                  423          176        1,014          812
                                 -------      -------      -------      -------
  Total reportable segments          761          586        1,661        2,264
  Corporate and others              (512)        (543)      (1,646)      (1,623)
  Other charges                      (40)         (15)         (95)        (115)
  Nonrecurring loss on sale of
   charter aircraft                 (170)          --         (591)          --
                                 -------      -------      -------      -------
    Consolidated                 $    39      $    28      $  (671)     $   526
                                 =======      =======      =======      =======

Note 7: COMPREHENSIVE INCOME
        --------------------

      Comprehensive Income is the change in equity during a period from transactions and other events from nonowner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive (income) loss separately in the equity section of the Consolidated Balance Sheets.

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                             Quarter Ended September 30, 2005 and 2004
                                 ----------------------------------------------------------------
                                 Foreign Currency    Minimum        Cash Flow   Accumulated Other
                                   Translation       Pension         Hedging      Comprehensive
                                   Adjustments      Liability      Adjustments         Loss
                                 ----------------   ---------      -----------  -----------------
Balance at June 30, 2005             $   (43)        $ 1,415         $     2         $ 1,374
Current period change                    (31)            (56)            (19)           (106)
Income tax expense                        12              22               8              42
                                     -------         -------         -------         -------

Balance at September 30, 2005        $   (62)        $ 1,381         $    (9)        $ 1,310
                                     =======         =======         =======         =======

Balance at June 30, 2004             $   (10)        $ 1,705         $    --         $ 1,695
Current period change                    (48)            (67)             --            (115)
Income tax expense                        19              27              --              46
                                     -------         -------         -------         -------

Balance at September 30, 2004        $   (39)        $ 1,665         $    --         $ 1,626
                                     =======         =======         =======         =======

                                           Nine Months Ended September 30, 2005 and 2004
                                 ----------------------------------------------------------------
                                 Foreign Currency    Minimum        Cash Flow   Accumulated Other
                                   Translation       Pension         Hedging      Comprehensive
                                   Adjustments      Liability      Adjustments         Loss
                                 ----------------   ---------      -----------  -----------------
Balance at December 31, 2004         $   (51)        $ 1,482         $    10         $ 1,441
Current period change                    (18)           (168)            (32)           (218)
Income tax expense                         7              67              13              87
                                     -------         -------         -------         -------

Balance at September 30, 2005        $   (62)        $ 1,381         $    (9)        $ 1,310
                                     =======         =======         =======         =======

Balance at December 31, 2003         $    12         $ 1,784         $    --         $ 1,796
Current period change                    (85)           (199)             --            (284)
Income tax expense                        34              80              --             114
                                     -------         -------         -------         -------

Balance at September 30, 2004        $   (39)        $ 1,665         $    --         $ 1,626
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

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
                                                               2005         2004
                                                               ----         ----
Cash Payments for:
   Interest                                                    $287         $237
   Income Taxes                                                   7          227
Financing & Investing Activities
 Not Affecting Cash:
   Capital lease obligations incurred                            90          189
   Leasehold improvements financed by lessor                     --          440
   Equipment purchases financed by seller                        40           61

Note 9: RETIREMENT PLANS
        ----------------

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                           Quarter Ended       Nine Months Ended
                                           September 30,         September 30,
                                         ----------------      -----------------
                                          2005       2004       2005       2004
                                         -----      -----      -----      -----
      Service cost                       $   8      $   6      $  23      $  19
      Interest cost                         66         69        199        206
      Expected return on plan assets       (48)       (40)      (143)      (120)
      Recognized actuarial losses           56         66        168        199
      Recognized prior service cost          2          4          5         10
                                         -----      -----      -----      -----
        Net pension expense              $  84      $ 105      $ 252      $ 314
                                         =====      =====      =====      =====

Contributions to the pension plan during 2005 are expected as follows (in thousands):

      Paid in the nine months ended September 30, 2005                   $647
      Expected to be paid in the balance of 2005                          200
                                                                         ----

      Total expected to be paid in the year ending December 31, 2005     $847
                                                                         ====

Note 10: FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
         ----------------------------------------------

      In December 2003 the Company entered into an interest rate swap agreement in order to manage interest rate exposure. Effectively, the Company converted its Mortgage Loan payable of variable-rate debt to fixed-rate debt with an effective interest rate of 7.45%. The interest rate swap is considered a cash flow hedge and is 100% effective. As a result, the mark-to-market value of both the fair value hedging instrument and the underlying debt obligation are recorded as equal and offsetting gains or losses in other expense. At September 30, 2005, the interest rate swap had a fair value of $16,000 recorded in Other Assets with the corresponding adjustment to Accumulated Other Comprehensive Loss. The fair value of the interest rate swap agreement, obtained from the financial institution, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

      Mr. Carl W. Dinger III has granted an option to the Company to purchase the 509,735 shares now held by Mr. Dinger at an exercise price of $6.50 per share.

The cost of the option is $4,000 per month for the period of the option or until exercised. At September 30, 2005, the fair value of the option was approximately $9,000, using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 4.24%, a dividend yield of 0%, volatility of 43.1%, and the option life of 1.75 years. The fair value of $9,000 compares to $79,000, the present value of the 21 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 7.25%. (Refer to Note 15 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

      Third Quarter 2005 Compared to Third Quarter 2004 and Nine Months 2005 Compared to Nine Months 2004.

      The Company's Net Sales were $7,196,000 in the third quarter of 2005 as compared to $6,979,000 in the third quarter of 2004, an increase of 3% and were $19,702,000 in the nine months of 2005 as compared to $20,404,000 in the nine months of 2004.

      The Company's Earnings before Other Charges and Income Taxes were $249,000 in the third quarter of 2005 as compared to $43,000 in the third quarter of 2004. The Company had Earnings before Other Charges and Income Taxes of $15,000 in the nine months of 2005 as compared to $641,000 in the nine months of 2004.

      As previously reported, in the second quarter 2005, the Company reached an agreement for the sale of Ronson Aviation Inc.'s ("Ronson Aviation's"), Trenton, New Jersey, charter aircraft, the Citation II, and its charter business for $1.6 million in cash. The sale was completed on September 30, 2005, and the sale resulted in a nonrecurring loss in the third quarter and nine months of 2005 of $170,000 and $591,000, respectively, before income taxes.

      After the nonrecurring loss, the Company had Net Earnings of $20,000 in the third quarter of 2005 compared to $11,000 in the third quarter of 2004. After the nonrecurring loss of $591,000 (before income taxes), the Company had a Net Loss of $393,000 in the nine months of 2005 as compared to Net Earnings of $212,000 in the nine months of 2004. The Net Earnings in the nine months of 2004 were after a second quarter 2004 expense of $122,000 for state income taxes related to an assessment by the State of New Jersey for prior years.

Ronson Consumer Products
------------------------
(in thousands)

                                          Quarter Ended         Nine Months Ended
                                          September 30,           September 30,
                                       -------------------     -------------------
                                         2005        2004        2005        2004
                                       -------     -------     -------     -------
      Net sales                        $ 4,121     $ 4,166     $11,502     $12,815
      Earnings from operations             389         447         798       1,521
      Earnings before income taxes
          and intercompany charges         338         410         647       1,452

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") were unchanged in the third quarter of 2005 as compared to the third quarter of 2004, composed of an increase of about 5% due to higher average net selling prices offset by a reduction of about 5% due to lower volume of products sold. The Net Sales decreased by 10% in the nine months of 2005 compared to the nine months of 2004. This decrease in sales in the nine months of 2005 was primarily due to reduced sales of certain flame accessory products. In the nine months of 2005, the 10% decrease consisted of an increase of about 6% due to higher average net selling prices more than offset by a 16% decrease due to decreased volume of products sold.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products was unchanged at 59% in the third quarter and nine months of 2005 and 2004. A reduction in the Cost of Sales percentage in the periods of 2005 due to the increase in average net selling prices (discussed above) was offset by increased material costs because of increases in the price of oil, used in fuels for butane refills and Ronsonol as well as other components, and the effect of the lower Net Sales. The amount of the Cost of Sales at Ronson Consumer Products was reduced by less than 1% in the third quarter of 2005 from the third quarter 2004 and decreased in the nine months of 2005 from the nine months of 2004 by 9%. These decreases in the amount of Cost of Sales were composed of the following:

                                                    Quarter Ended   Nine Months Ended
                                                    September 30,     September 30,
                                                        2005              2005
                                                    -------------   -----------------
      Reduced volume of products sold                      5%               13%
      Increased manufacturing costs                       (1)%              (1)%
      Increase in unit costs of products sold             (3)%              (3)%
                                                        ----              ----
      Total reduction in amount of Cost of Sales           1%                9%
                                                        ====              ====

      The increase in unit costs of product sold is due primarily to increased prices of oil.

      Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products increased to 22% in the third quarter of 2005 from 21% in the third quarter of 2004 and increased to 23% in the nine months of 2005 from 20% in the nine months of 2004. These increases in 2005 were primarily due to lower Net Sales, to increased shipping costs due to higher oil prices, and to increased costs associated with the Company's new warehouse facility.

      General and Administrative Expenses, as a percentage of Net Sales at Ronson Consumer Products, were unchanged at 8% in the third quarter and nine months of 2005 and 2004 primarily because lower personnel costs were offset by the effect on the percentage of the decreased Net Sales.

Ronson Aviation
---------------
 (in thousands)

                                          Quarter Ended           Nine Months Ended
                                          September 30,             September 30,
                                       --------------------     --------------------
                                         2005         2004        2005         2004
                                       -------      -------     -------      -------
      Net sales                        $ 3,075      $ 2,813     $ 8,200      $ 7,589
      Earnings from operations             441          201       1,058          881
      Earnings before income taxes
          and intercompany charges         423          176       1,014          812
      Nonrecurring loss - sale of
       charter aircraft                   (170)          --        (591)          --

      Net Sales at Ronson Aviation, Inc. increased by 9% in the third quarter of 2005 from the third quarter of 2004 and by 8% in the nine months of 2005 from the nine months of 2004. The increase in the third quarter of 2005 was primarily due to increased sales of aircraft maintenance services and to increased aircraft fuel sales due to higher aviation fuel prices, partially offset by lower sales of aircraft. The third quarter and nine months of 2004 had included aircraft sales of $528,000. The increase in sales in the nine months of 2005 was primarily due to increased sales of aircraft maintenance services, to increased sales of aircraft fuel due to higher aviation fuel prices and to increased sales of avionics services, partially offset by lower sales of aircraft.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 78% in the third quarter of 2005 from 81% in the third quarter of 2004 primarily because of a change in the mix of products sold. The Cost of Sales percentage increased to 76% in the nine months of 2005 from 74% in the nine months of 2004, primarily due to increases in the cost of aircraft fuel due to higher oil prices and a change in the mix of products sold.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, decreased to 7% in the third quarter of 2005 from 9% in the third quarter of 2004 and to 8% in the nine months of 2005 from 10% in the nine months of 2004 primarily due to reduced personnel costs in 2005.

      The Nonrecurring Loss of $170,000 in the third quarter of 2005 and $591,000 in the nine months of 2005 was due to the sale of Ronson Aviation's charter aircraft, the Citation II, and the related charter business. In the second quarter of 2005, the Company reached an agreement for the sale of the charter aircraft and business for $1.6 million in cash. The closing on the sale was completed on September 30, 2005. The Nonrecurring Loss consisted of: 1) $97,000 due to the excess of the book value of the aircraft over the proceeds; and 2) approximately $494,000 in costs preparing the aircraft for sale and costs related to the sale. The Company repaid two term loans associated with the aircraft totaling about $460,000. In the nine months of 2005 and 2004, the charter business had revenues of $358,000 and $474,000, respectively, and operating losses of $100,000 and $67,000, respectively.

Other Items
-----------

      The Other Charges in the third quarter and nine months of 2005 and 2004 were the legal fees incurred related to stockholder litigation. (Refer to Item 1 of Part II of this Form 10-Q.)

      Interest Expense increased in the third quarter and nine months of 2005 from the same periods in 2004 primarily due to higher average debt levels.

FINANCIAL CONDITION

      The Company's Stockholders' Equity decreased to $3,491,000 at September 30, 2005, from $3,873,000 at December 31, 2004. The decrease of $382,000 in
Stockholders' Equity was primarily due to the Net Loss in the nine months of 2005. The Company had a deficiency in working capital of $713,000 at September 30, 2005, as compared to $1,060,000 at December 31, 2004. The improvement of $347,000 in working capital was primarily due to the proceeds of $1.6 million from the sale of the Citation II, partially offset by the Net Loss in 2005.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at September 30, 2005, Ronson Consumer Products and Ronson Aviation had total unused borrowings available at September 30, 2005 of about $455,000 under the Bank of America and Canadian Imperial Bank of Commerce lines of credit.

      The Bank of America lines of credit with RCPC and Ronson Aviation and the term loans between Bank of America and Ronson Aviation had been scheduled to expire on September 30, 2005. Bank of America and the Company extended these lines of credit and term loans to December 31, 2005. The extensions also removed a covenant providing for a minimum consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and removed the option for the Company to borrow a portion of the lines of credit at LIBOR (London Interbank Offering
Rate) plus 2%. The Bank of America had included, as part of this extension, a waiver of a default by the Company of the EBITDA covenant as of September 30, 2005, based on expectations at the time of the discussions regarding the extension. At September 30, 2005, the Company was in compliance with the covenant, and the waiver provided by Bank of America was not needed based upon the actual results of operations for the four quarters ended September 30, 2005. Discussions between Bank of America and the Company regarding further extension of the lines of credit are continuing. The Company is also actively engaged in discussions with other financial institutions to replace Bank of America as the Company's primary lender.

      The Company's Inventories and Short-term Debt increased in the nine months of 2004 due to the delivery of an aircraft to Ronson Aviation, at a cost of $946,000 for resale, and due to increases in inventory at Ronson Consumer Products related to new products and to timing of purchases.

      The Company's net Property, Plant and Equipment decreased by $1,649,000 in the nine months of 2005 primarily due to the Citation II sale.

      The Company's Short-Term Debt increased in the nine months of 2005 primarily due to advances of $223,000 by a leasing company as deposits on fixed assets to be leased under long-term capitalized leases. The leases were completed and advances repaid in October 2005.

      The Company's Accounts Payable increased in the nine months of 2005 primarily due to the timing of purchases and payments. The Company's accrued expenses decreased in the nine months of 2005 primarily due to contributions to the Company's defined benefit pension plan.

      The Company's Other Assets increased in the nine months of 2005 primarily due to increased deferred tax assets and the deposits on fixed assets to be leased (discussed above).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first nine months of 2005. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference.

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

      Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson,
      -------------------------------------------------------------------------
      Erwin M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, Saul H.
      --------------------------------------------------------------------------
      Weisman, Carl W. Dinger III and Ronson Corporation
      --------------------------------------------------

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

      On June 21, 2004, the Superior Court of New Jersey granted the motion of the Ronson directors, over the objection of Steel Partners II, L.P., to bifurcate the case. As a result, trial of all claims and defenses in the derivative suit, other than the defense based upon the report and findings of the Special Litigation Committee, will be held in abeyance pending trial of the Special Litigation Committee defense. The trial of the Special Litigation Committee defense was conducted in March 2005. The parties have submitted post-trial memoranda, and await the Superior Court's determination of the Special Litigation Committee defense.

      On July 23, 2004, Ronson Corporation and certain of its directors filed a Counterclaim and Third-Party Complaint against Steel Partners II, L.P., Warren
G. Lichtenstein and certain close associates -- namely, Jack Howard, Howard M. Lorber and Ronald Hayes. The Counterclaim and Third-Party Complaint is based upon the New Jersey Shareholders Protection Act, and seeks compensatory and punitive damages, costs of suit and interest, as well as entry of a judgment directing the public disclosure of all limited partners of Steel Partners II, L.P., and persons acting directly or indirectly in concert with them in connection with the acquisition or attempted acquisition of stock in, or control of, Ronson Corporation. All discovery and other proceedings in connection with the Counterclaim and Third-Party Complaint are being held in abeyance pending the Court's decision on the Special Litigation Committee defense.

Steel Partners II, L.P. v. Louis V. Aronson II, Robert A. Aronson, Barbara L.
-----------------------------------------------------------------------------
Collins, Carl W. Dinger III, Paul H. Einhorn, Erwin M. Ganz, Daryl K. Holcomb,
------------------------------------------------------------------------------
I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, and Saul H. Weisman
-----------------------------------------------------------------------

      On or about April 14, 2005, Steel Partners II, L.P. commenced an action, on its own behalf as a shareholder of the Company, in the United States District Court for the District of New Jersey, against the current directors (other than Dr. David) of the Company, as well as Daryl K. Holcomb, the Company's chief financial officer, and Carl W. Dinger, a shareholder of and consultant to the Company. The Complaint alleges, among other things, that defendants should be treated collectively as an "Acquiring Person" under the Company's Shareholder Rights Agreement, and that their acquisition and ownership of more than 12% of the outstanding stock of the Company has triggered the provisions of the Shareholder Rights Agreement with respect to the offering of rights to shareholders, including Steel Partners II (notwithstanding that in its derivative action in the Superior Court of New Jersey, Steel Partners has challenged the legality and enforceability of the Company's Shareholder Rights Agreement). The Complaint alleges further that the defendants have violated reporting requirements under Section 13(d) of the Securities Exchange Act and Rule 13-d promulgated by the Securities Exchange Commission by failing to disclose an alleged agreement to coordinate their purchases of the Company's stock for the purposes of placing voting control in the hands of Louis V. Aronson II and for other undisclosed purposes.

      The Company's directors and its chief financial officer intend to contest the allegations of this second complaint filed by Steel Partners and vigorously defend the action. The Company's directors and its chief financial officer filed a motion to dismiss Steel Partners federal court complaint and await determination of the motion.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

            (a) At the Company's Annual Stockholder's Meeting (the "Meeting") on October 27, 2005, the matters set forth in the Company's 2005 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

            (b) The Election of Directors by 87.9% or more of the votes cast at the meeting is summarized as follows:

            - Dr. Edward E. David was elected as the new Class I director, with a term expiring at the 2006 Annual Meeting;

            - Messrs. Louis V. Aronson II, Paul H. Einhorn, and I. Leo Motiuk were reelected for three-year terms as Class III directors, expiring at the 2008 Annual Meeting; and

            - The terms of office of each of the following directors continued after the Meeting; Robert A. Aronson, Barbara L. Collins, Erwin M. Ganz, Gerald
J. Quinnan, and Justin P. Walder.

            (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2005 was ratified by 88.4% of the votes cast at the Meeting.

            The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

      1. ELECTION OF DIRECTORS

                                          FOR          %       WITHOLD      %
                                          ---          -       -------      -

            Class I (term expires at 2006 Annual Meeting of Stockholders):

               Edward E. David, Jr      3,599,163     87.9     495,069     12.1

            Class III (term expires at 2008 Annual Meeting of Stockholders):

               Louis V. Aronson II      3,598,105     87.9     496,127     12.1
               Paul H. Einhorn          3,599,077     87.9     495,155     12.1
               I. Leo Motiuk            3,599,777     87.9     494,455     12.1

      2. To ratify the appointment of DEMETRIUS & COMPANY, L.L.C., as independent auditors for the year 2005

   FOR         %       AGAINST      %      ABSTAIN      %
   ---         -       -------      -      -------      -

3,617,821     88.4     473,280     11.6     3,131      0.0

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

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated August 31, 2005, in response to Item 8.01 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated September 21, 2005, in response to Item 3.01 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated September 27, 2005, in response to Item 5.02 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated September 30, 2005, in response to Item 3.01 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated October 6, 2005, in response to Item 1.01 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated October 6, 2005, in response to Item 2.01 of such report. No financial statements or pro forma financial information were included in this report.

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission dated November 3, 2005, in response to Item 2.02 of such report. No financial statements or pro forma financial information were included in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RONSON CORPORATION


Date: November 14, 2005                 /s/Louis V. Aronson II
                                        ---------------------------------
                                        Louis V. Aronson II, President
                                        & Chief Executive Officer

                                        (Signing as Duly Authorized
                                        Officer of the Registrant)


Date: November 14, 2005                 /s/Daryl K. Holcomb
                                        ---------------------------------
                                        Daryl K. Holcomb, Vice President,
                                        Chief Financial Officer and
                                        Controller

                                        (Signing as Chief Financial
                                        Officer of the Registrant)