Form 10-K
period 2005-12-31
RONSON CORP
filed 2006-03-31
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

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

      Common Stock par value                       Nasdaq Capital Market
         $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check if the registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Indicate by the check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $4,196,000 as of June 30, 2005; the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity.

As of March 23, 2006, there were 4,536,249 shares of the registrant's common stock outstanding, adjusted to reflect a 5% common stock dividend declared on February 23, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part I.

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

                                TABLE OF CONTENTS

Part I                                                                      Page
------                                                                      ----

Item 1. Business.                                                            4

     1A. Risk Factors.                                                       7

     2.  Properties.                                                        11

     3.  Legal Proceedings.                                                 12

     4.  Submission of Matters to a Vote of Security Holders.               13

Part II
-------

Item 5.  Market for the Company's Common Stock and Related
         Stockholder Matters.                                               14

     6.  Selected Financial Data.                                           15

     7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                     16

     7A. Quantitative and Qualitative Disclosures about Market Risk.        24

     8.  Financial Statements and Supplementary Data.                       25

     9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.                            25

     9A. Controls and Procedures.                                           25

     9B. Other Information.                                                 26

Part III
--------

Item 10. Directors and Executive Officers of the Registrant,
         Compliance with Section 16(a) of the Exchange Act.                 26

     11. Executive Compensation.                                            31

     12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.                        35

     13. Certain Relationships and Related Transactions.                    37

     14. Principal Accountant Fees and Services.                            38

Part IV
-------

Item 15. Exhibits and Financial Statement Schedules.                        38

Signatures.                                                                 41

Financial Statements.                                                       42

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

      The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928.

      The Company is engaged principally in the following businesses:

      1.    Consumer Products; and

      2.    Aviation-Fixed Wing Operations and Services and Helicopter Services.

      The Company's common shares are listed on the Nasdaq Capital Market. The Company's common shares are quoted under the symbol RONC.

(b)   Financial Information about Segments.

      Refer to Note 11 of the Notes to Consolidated Financial Statements below.

(c)   Narrative Description of Business.

      (1) Consumer Products
          -----------------

      The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", and a spot remover under the product tradename "Kleenol". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. The consumer products segment has a greater than 10% customer, which is a distributor, supplying Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on this distributor because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to this distributor in 2005 and 2004 accounted for 14% and 13%, respectively, of Consolidated Net Sales of the Company and 24% and 22%, respectively, of Net Sales of the consumer products segment.

      The consumer products are distributed through distributors, food brokers, automotive and hardware representatives and mass merchandisers, drug chains and convenience stores in the United States and Canada. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States, Canada and Mexico. These subsidiaries' consumer products face substantial competition from other nationally distributed products and from numerous local and private label packaged products. Since Ronson Consumer Products produces packaged products in accordance with its sales forecasts, which are frequently reviewed and revised, inventory accumulation has not been a significant factor, and this segment does not have a significant order backlog. The sources and availability of raw materials for this segment's packaged products are not significant factors; however increased costs associated with the rising prices of oil used in certain Ronson consumer products are a factor.

      Ronson Consumer Products also distributes seven lighter and torch products
- the "COMET" refillable butane lighter; the Ronson "WINDII" liquid fuel windproof lighter; the Ronson "AmeroFlame Ignitor", used for lighting fireplaces, barbecues, camping stoves and candles; the "AMERO LITE" blue point flame butane lighter, the "JetLite", a blue flame torch lighter, excellent in the wind as when sailing or golfing; the "Tech Torch", used for craft and hobby work, cooking specialties, and soldering; and the "AERO TORCH", geared for soldering, plumbing and outdoor use and bigger projects requiring a larger flame. The lighter products are marketed in the United States and Canada.

      The lighter and torch products distributed by Ronson Consumer Products were each developed by the Company's research and development department. The products were sourced in Peoples Republic of China and Taiwan and are manufactured to the Company's engineering and quality specifications, with quality control inspection both at the manufacturer and at the Company's facilities in Woodbridge, NJ. Each of the Company's lighter and torch products is refillable using the Company's Ronsonol lighter fluid or Multi-Fill butane fuel injectors. The Company believes that several of the products are unique products in the marketplace. The Company's lighter and torch products however, face strong competition from several nationally distributed brands and unbranded imports.

      Each of the Company's lighter and torch products is currently manufactured by one or two manufacturers in Peoples Republic of China and Taiwan. Since there are a number of sources of similar lighter products, management believes that other suppliers could provide lighters on comparable terms. A change of suppliers, however, might cause a delay in delivery of the Company's lighter products and torches and, possibly, a short-term loss in sales which could have a short-term adverse effect on operating results.

      (2)   Aviation - Fixed Wing Operations and Services
            ---------------------------------------------
            and Helicopter Services
            -----------------------

      Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include aircraft fueling, cargo handling, avionics, new and used aircraft sales, aircraft repairs, aircraft storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal, and includes a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Description of Properties, (4) Trenton, New Jersey). Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Raytheon Aircraft and Parts Sales and Service Center and a Cessna Aircraft service station. Ronson Aviation expects to become a Cirrus Aircraft service station in the second quarter of 2006.

      At December 31, 2005, Ronson Aviation had orders to purchase two new aircraft from Raytheon Aircraft Corporation, both of which are for resale. The total sales value of these aircraft is approximately $1,658,000. The orders are subject to cancellation by Ronson Aviation. Ronson Aviation has received an order to sell one of the aircraft in the first quarter of 2006.

      Ronson Aviation is subject to extensive competition in its activities, but Ronson Aviation is the only provider of aviation services to the private, corporate and commercial flying public at Trenton-Mercer Airport in Trenton, New Jersey.

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

      In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its facilities, Prometcor, Inc. ("Prometcor") located in Newark, New Jersey, and to comply with all applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its environmental compliance activities at its Newark facility. As the result of sampling and the evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and 1997, areas of contamination in the groundwater below a section of the property were identified. The sampling and delineation were undertaken and may resume in the future in this area of the property. The Company's plan related to the groundwater issue has not yet been approved by the NJDEP. Long-term monitoring of groundwater may be required. The extent of the remaining costs associated with groundwater is not determinable until testing and remediation have been completed and accepted by the NJDEP.

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

PATENTS AND TRADEMARKS
----------------------

      The Company maintains numerous patents and trademarks for varying periods in the United States, Canada, Mexico and a limited number of other countries. While both industry segments may benefit from the Company's name as a registered trademark, the patents and trademarks which are held principally benefit the consumer products segment of the Company's business. The "Ronson" brand is of considerable value to the Company; however, its book value, as reported in the Company's Consolidated Balance Sheets, is nominal.

SEASONALITY AND METHODS OF COMPETITION
--------------------------------------

      No material portion of the Company's business is seasonal. The Company uses various methods of competition as appropriate in both of its industry segments, such as price, service and product performance.

RESEARCH ACTIVITIES
-------------------

      The Company's consumer products segment expensed approximately $348,000, $313,000 and $339,000, during the fiscal years ended December 31, 2005, 2004 and 2003, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

NUMBER OF EMPLOYEES
-------------------

      As of December 31, 2005, the Company and its subsidiaries employed a total of 90 persons.

CUSTOMER DEPENDENCE
-------------------

      See above under "Consumer Products".

SALES AND REVENUES
------------------

      The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                               Consumer           Aviation Operations
                               Products              and Services
                               --------           -------------------

      2005                        59%                      41%

      2004                        59%                      41%

      2003                        63%                      37%

(d) Financial Information About Geographic Areas.

      Refer to Note 11 of the Notes to Consolidated Financial Statements.

Item 1A - RISK FACTORS
          ------------

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

      Interest Rates

            The Company is exposed to changes in prevailing market interest rates affecting its interest costs and the return on its investments. All of the Company's Short-term Debt carries a variable rate of interest. The Company's outstanding Long-term Debt as of December 31, 2005, consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates.

      Foreign Currency Exchange Rates

            The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 6% of its Consolidated Net Sales were in Canada.

      Prices of Fuels

            The Company, due to the nature of its operations, is also exposed to changes in the prices of fuels, because of the fuels included in its consumer products and because of its aircraft fuel sales. The price of the fuels fluctuates more or less in conjunction with oil prices. Cost of fuels also impacts the cost of various other components used in the Company's products. Increases in the price of fuels, to the extent the Company is not able to increase the prices of its products to its customers, could have an adverse impact on the Company's results of operations.

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

      Business Risk

            Ronson Aviation depends upon demand for general aviation services, including corporate air travel. Increased security requirements and concerns may have an effect, positive or adverse, on Ronson Aviation's future operating results, financial position and cash flows.

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

      (1) Woodbridge, New Jersey

      Facilities included in (a) and (b) below are owned subject to first and second mortgages in favor of Bank of America, N.A.

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

      (3) Somerset, New Jersey

      One small facility for executive and consumer products offices. This facility is subject to a lease which expires in June 2009. The facility is constructed of metal, cinder block and cement.

      (4) Trenton, New Jersey

      (a) One medium facility for fixed wing operations and services and helicopter services, sales and office space leased to others. This building is owned and is constructed of steel and concrete. The land on which this building is located is leased under a leasehold with six five-year terms automatically renewed, with the last five-year term expiring in November 2007. The lease may be extended for five additional five-year terms through November 2032, provided that during the five-year term ending November 2007, Ronson Aviation invests $1,500,000 in capital improvements. In March 2004 Ronson Aviation announced plans for the expansion of its facilities, the cost of which is more than sufficient to extend the lease for five additional five-year terms.

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

Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson,
-------------------------------------------------------------------------
Erwin M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder,
------------------------------------------------------------------
Saul H. Weisman, Carl W. Dinger III and Ronson Corporation
----------------------------------------------------------

      On March 25, 2003, a derivative lawsuit was filed against the directors of Ronson in the Superior Court of New Jersey, Chancery Division, Essex County by Steel Partners II, L.P. and Warren G. Lichtenstein. The lawsuit alleges, among other matters, breach of fiduciary duty and an absence of disinterestedness by the defendants, and use of corporate control to advance their own interests. The lawsuit seeks monetary damages on behalf of Ronson as well as equitable relief to invalidate the Company's shareholder rights agreement and certain consulting agreements, to enjoin performance of agreements with certain directors and to require the Company's President and C.E.O. to divest those shares acquired, and not to acquire additional shares while the shareholder rights agreement has been or remains in place. A special committee of two independent directors was created by the Board of Directors of the Company to investigate and evaluate the allegations made in the lawsuit. The committee concluded that none of the directors breached any fiduciary duty owed to the Company or its shareholders, that it is not in the best interests of the Company or its shareholders to continue legal action against the directors on any of the claims asserted in the derivative complaint and that the Company seek to dismiss the derivative action. The Company's directors have vigorously denied the claims and moved to have the complaint dismissed. That motion to dismiss was denied in February 2004.

      The Company's directors will continue to contest and to vigorously defend against the claims.

      On June 21, 2004, the Superior Court of New Jersey granted the motion of the Ronson directors, over the objection of Steel Partners II, L.P., to bifurcate the case. As a result, trial of all claims and defenses in the derivative suit, other than the defense based upon the report and findings of the Special Litigation Committee, will be held in abeyance pending trial of the Special Litigation Committee defense. The trial of the Special Litigation Committee defense was conducted in March 2005. In April 2005, the parties submitted post-trial memoranda, and await the Superior Court's determination of the Special Litigation Committee defense.

      On July 23, 2004, Ronson Corporation and certain of its directors filed a Counterclaim and Third-Party Complaint against Steel Partners II, L.P., Warren
G. Lichtenstein and certain close associates -- namely, Jack Howard, Howard M. Lorber and Ronald Hayes. The Counterclaim and Third-Party Complaint is based upon the New Jersey Shareholders Protection Act, and seeks compensatory and punitive damages, costs of suit and interest, as well as entry of a judgment directing the public disclosure of all limited partners of Steel Partners II, L.P., and persons acting directly or indirectly in concert with them in connection with the acquisition or attempted acquisition of stock in, or control of, Ronson Corporation. All discovery and other proceedings in connection with the Counterclaim and Third-Party Complaint are being held in abeyance pending the Courts decision on the Special Litigation Committee defense.

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

      The Company's directors and its chief financial officer intend to contest the allegations of this second complaint filed by Steel Partners and vigorously defend the action. The Company's directors and its chief financial officer filed a motion to dismiss Steel Partners federal court complaint in July 2005. We await determination of the motion.

Juraj Kosco and Maria Kosco vs. Ronson Consumer Products Corporation, Ronson
----------------------------------------------------------------------------
Corporation, Industrial Waste Management, Inc., Cuno Incorporated, XYZ
----------------------------------------------------------------------
Corporations #1-10 (fictitious parties), John and/or Jane Does #1-10 (fictitious
--------------------------------------------------------------------------------
individuals)
------------

            The plaintiffs, a former employee and his spouse, claim damages for burns and other injuries allegedly received in an accident occurring during the employee's performance of his job. The lawsuit was filed in the Superior Court of New Jersey, Law Division, Middlesex County, on February 10, 2005, and damages totaling $10,000,000. The claimant has received, and is receiving, claims workers' compensation benefits related to the incident. Counsel has advised that it believes that the claim is barred by the exclusive remedy of the Workers' Compensation Act. Management believes that damages, if any, awarded in addition to the statutory workers' compensation benefits, will be well within the Company's insurance coverage.

David Pelous and Mary Pelous, his wife vs. Behr Process Corporation, et al.
---------------------------------------------------------------------------

            On January 26, 2006, Ronson Corporation of Delaware, a former subsidiary of the Company, was notified it was named as one of at least forty-one defendants in the above matter. The plaintiffs claim damages from illness as a result of exposure to benzene and benzene-containing products. The Company has not received any information which management believes supports any claims by the plaintiffs against it. Management believes that damages, if any, will be well within the Company's insurance coverage.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

            (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on October 27, 2005, the matters set forth in the Company's 2005 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

            (b) The Election of Directors by 87.9% or more of the votes cast at the meeting is summarized as follows:

            Dr. Edward E. David was elected as the new Class I director, with a term expiring at the 2006 Annual Meeting;

            Messrs. Louis V. Aronson II, Paul H. Einhorn, and I. Leo Motiuk were reelected for three-year terms as Class III directors, expiring at the 2008 Annual Meeting; and

            The terms of office of each of the following directors continued after the Meeting; Robert A. Aronson, Barbara L. Collins, Erwin M. Ganz, Gerard
J. Quinnan, and Justin P. Walder.

      (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2005 was ratified by 88.4% of the votes cast at the Meeting.

            The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

1. ELECTION OF DIRECTORS

                                         FOR          %      WITHOLD      %
                                         ---         ---     -------     ---

      Class I (term expires at 2006 Annual Meeting of Stockholders):

            Edward E. David, Jr.      3,599,163      87.9    495,069     12.1

      Class III (term expires at 2008 Annual Meeting of Stockholders):

            Louis V. Aronson II       3,598,105      87.9    496,127     12.1
            Paul H. Einhorn           3,599,077      87.9    495,155     12.1
            I. Leo Motiuk             3,599,777      87.9    494,455     12.1

2. To ratify the appointment of DEMETRIUS & COMPANY, L.L.C., as independent auditors for the year 2005

    FOR          %         AGAINST        %         ABSTAIN        %
    ---         ---        -------       ---        -------       ---
 3,617,821     88.4        473,280       11.6        3,131        0.0

                                     PART II
                                     -------

Item 5 - MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         -------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------

      (a) The principal market for trading in Ronson common stock is the Nasdaq Capital Market. Market data for the last two fiscal years are listed below for information and analysis. The data presented reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

       2005
       ----------------------------------------------------

       Quarter        1st        2nd        3rd        4th
       ----------------------------------------------------
       High Bid      $2.12      $2.25      $1.90      $1.81
       Low Bid       $1.72      $1.53      $1.48      $1.07

       2004
       ----------------------------------------------------

       Quarter        1st        2nd        3rd        4th
       ----------------------------------------------------
       High Bid      $2.88      $2.84      $2.42      $1.96
       Low Bid       $1.81      $1.92      $1.22      $1.43

      (b) At March 23, 2006, there were 2,232 stockholders of record of the Company's common stock.

      (c) Dividends -

      1. Cash dividends declared and paid by the Company in the years ended December 31, 2005 and 2004 are as follows:

                                      2005             2004
                                      ----             ----
            First Quarter            $ .01             $ .00
            Second Quarter             .01               .01
            Third Quarter              .00               .01
            Fourth Quarter             .00               .01

      2. Stock dividends - On February 23, 2006, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock, in addition to a 5% common stock dividend declared during each of the last four fiscal years, on February 15, 2005, February 12, 2004, March 18, 2003, and March 12, 2002, respectively. Information regarding the number of shares and per share amounts has been retroactively adjusted for the stock dividends declared on the Company's common stock.

      (d) See Item 12 below for information as to securities authorized for issuance under equity compensation plans.

      (e) The following table contains information about purchases of equity securities by the Company and affiliated persons during the fourth quarter of 2005:

                      Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------
                                                                                                       Maximum
                                                                                                     Number (or
                                                                                                     Approximate
                                                                               Total Number         Dollar Value)
                                                                                Of Shares          of Shares that
                                                                               Purchased as          May Yet Be
                                                                             Part of Publicly         Purchased
                                       Total Number       Average Price         Announced             Under the
                                        of Shares           Paid per             Plans or              Plans or
Period                                 Purchased (1)          Share               Programs             Programs
------------------------------------------------------------------------------------------------------------------
October 1 - October 31, 2005                 --              $  --                  --                    --
November 1 - November 30, 2005               --                 --                  --                    --
December 1 - December 31, 2005              778               1.37                  --                    --
                                          -----              -----               -----                 -----
Total                                       778              $1.37                  --                    --
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

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

2005 Compared to 2004

      The fourth quarter 2005 was profitable, but not sufficient to offset the one-time nonrecurring loss of $591,000 on the sale in September 2005 of Ronson Aviation, Inc.'s ("Ronson Aviation's"), Trenton, N.J., charter business and Citation II Jet. Also, earnings in the fourth quarter of 2005 included a nonrecurring loss of $51,000 related to a New Jersey State income tax matter from prior years. The Company would have had Net Earnings for the year 2005 had it not incurred the nonrecurring losses in 2005 totaling $642,000, before income taxes.

      The Company's Net Sales were $26,563,000 in the year 2005 as compared to $28,483,000 in the year 2004, and were $6,861,000 in the fourth quarter of 2005 as compared to $8,079,000 in the fourth quarter of 2004. Net Sales, excluding aircraft sales, increased by $352,000 in the fourth quarter of 2005 as compared to the same period in 2004. No aircraft sales were included in 2005; however, in the fourth quarter and year 2004, Net Sales included sales of aircraft of $1,570,000 and $2,098,000, respectively.

Ronson Consumer Products
------------------------
(in thousands)
                                                                 Year Ended
                                                                 December 31,
                                                             2005          2004
                                                             ----          ----

Net sales                                                   $15,664      $16,768
Earnings before interest, other items,
   intercompany charges, and taxes                            1,347        1,807
Earnings before intercompany charges
   and taxes                                                  1,126        1,691

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") were lower by 7% in 2005 as compared to 2004 primarily due to reduced sales of certain flame accessory products, composed of a 5% increase due to increased average net selling prices offset by a decline of about 12% due to reduced volume of products sold.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 58% in 2005 from 59% in 2004. A reduction in the Cost of Sales percentage in 2005 due to the increase in average net selling prices (discussed above) was offset by increased material costs because of increases in the price of oil (used in fuels for butane refills and Ronsonol as well as other components) and the effect of the lower Net Sales. The amount of the Cost of Sales at Ronson Consumer Products decreased in 2005 by 7%. The decrease in the amount of Cost of Sales was composed of the following:

      Reduced volume of products sold                  8%
      Decreased manufacturing costs                    1%
      Increased unit costs of products sold           (2)%
                                                     ---
      Total reduction in amount of Cost of Sales       7%
                                                     ===

      The increase in unit costs of products sold was due primarily to increases in oil prices.

      Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products increased to 23% in 2005 from 21% in 2004 primarily due to lower Net Sales, to increased shipping costs due to higher oil prices, and to increased costs associated with the Company's new warehouse facility. General and Administrative Expenses, as a percentage of Net Sales were unchanged at 8% in 2005 and 2004 primarily because lower personnel costs were offset by the effect of the decreased Net Sales on the percentage.

      Interest Expense at Ronson Consumer Products increased to $195,000 in 2005 from $112,000 in 2004 primarily due to increased Short-term Debt and Long-term Capitalized Leases and to increased interest rates on Short-Term Debt.

Ronson Aviation
---------------
(in thousands)
                                                      Year Ended
                                                      December 31,
                                                   2005          2004
                                                   ----          ----

Net sales                                        $10,899       $11,715
Earnings before interest, other items,
    intercompany charges, and taxes                1,435         1,253
Earnings before intercompany charges
    and taxes                                      1,381         1,158
Nonrecurring loss-sale of charter aircraft
    and business                                    (591)           --

      Net Sales at Ronson Aviation decreased by 7% in 2005 from 2004 primarily because Ronson Aviation had no sales of aircraft in 2005; however, Net Sales in 2004 had included aircraft sales of $2,098,000. The reduction in aircraft sales was partially offset by increased sales of aircraft maintenance and aviation services and by increased sales of aircraft fuel due to higher aviation fuel prices.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 76% in 2005 from 77% in 2004 primarily because a decrease due to the change in the mix of products sold was more than offset by the effect of the increased cost of aircraft fuel due to higher oil prices.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 8% in 2005 and 2004 primarily because an increase due to the decreased sales in 2005 was offset by the effect of reduced personnel costs.

      Interest Expense at Ronson Aviation decreased to $50,000 in 2005 from $100,000 in 2004 primarily because of higher average Short-Term Debt in 2004 related to aircraft inventory for sale and to reduced average Long-Term Debt in 2005 due to the sale of Ronson Aviation's charter aircraft and related charter business discussed below.

      The Nonrecurring Loss of $591,000 in 2005 was due to the sale of Ronson Aviation's charter aircraft, the Citation II, and the related charter business. In the second quarter of 2005, the Company reached an agreement for the sale of the charter aircraft and related business for $1.6 million in cash. The closing on the sale was completed on September 30, 2005. The Nonrecurring Loss consisted of: 1) $97,000 due to the excess of the book value of the aircraft over the proceeds; and 2) approximately $494,000 in costs preparing the aircraft for sale and costs related to the sale. The Company repaid two term loans associated with the aircraft totaling about $460,000. In the years ended December 31, 2005 and 2004, the Ronson Aviation charter business had revenues of $358,000 and $768,000, respectively, and operating losses of $100,000 and $61,000, respectively.

Other Items
-----------

      The General and Administrative Expenses of Corporate and Others increased to $1,799,000 in 2005 as compared to $1,702,000 in 2004 primarily due to increased professional fees, director's fees, and certain benefits costs in 2005.

      Other-Net included pension expenses related to the Company's frozen defined benefit plans of $308,000, $375,000, and $423,000 in the years ended December 31, 2005, 2004 and 2003, respectively. In the years ended December 31, 2004 and 2003, $291,000 and $341,000, respectively, of these pension expenses were reclassified from General and Administrative Expenses to conform with the current year's presentation.

      The net Other Charges of $95,000, $145,000, and $460,000 in 2005, 2004 and
2003, respectively, were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same stockholder. The net shareholder litigation expenses were included in General and Administrative Expenses in the Consolidated Statements of Operations. These litigation expenses were net of the associated insurance reimbursements.

2004 Compared to 2003

      The Company's Net Sales were $28,483,000 in the year 2004 as compared to $26,740,000 in the year 2003, an increase of 7%. The Company's Net Earnings in the year 2004 were $193,000 as compared to $703,000 in the year 2003.

      The Company's Net Earnings from Operations in the year 2004 were $922,000 as compared to $1,461,000 in the year 2003. The Company's Earnings from Operations were after other charges of $145,000 and $460,000 (before income taxes) in 2004 and 2003, respectively, due to litigation costs related to a stockholder derivative action, net of the associated insurance reimbursements.

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

      Net Sales of consumer products at Ronson Consumer Products was unchanged, composed of a 4% increase due to increased volume of products sold offset by a decline of about 4% due to reduced average net selling prices.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 59% in 2004 from 56% in 2003. The increase in the Cost of Sales percentage in 2004 was primarily due to the increased material costs because of the increases in the price of oil and to increased personnel costs. The amount of Cost of Sales increased in 2004 from 2003 by 5%, composed of about 3% due to increased product unit costs, 4% due to increased volume of products sold, and 3% due to increased manufacturing costs, partially offset by (5)% resulting from the effect of a change in the mix of products sold.

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

Ronson Aviation
---------------
(in thousands)
                                                              Year Ended
                                                              December 31,
                                                           2004        2003
                                                           ----        ----

Net sales                                                $11,715      $ 9,967
Earnings before interest, other items,
      intercompany charges, and taxes                      1,253        1,454
Earnings before intercompany charges
      and taxes                                            1,158        1,374

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

Other Items
-----------

      The General and Administrative Expenses of Corporate and Others were lower at $1,702,000 in 2004 as compared to $1,802,000 in 2003 primarily due to reduced professional fees.

      In 2003 Other-Net included a gain of $63,000 from the sale of vacant land at Delaware Water Gap, PA.

Income Taxes
------------

      In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 2005, 2004, and 2003, the Company recognized deferred income tax expenses (benefits) of ($235,000), $154,000, and $313,000, respectively, primarily due to the Earnings (Losses) before Taxes.

      Current income taxes in the years ended December 31, 2005, 2004, and 2003, were presented net of credits of $16,000, $110,000, and $420,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2005, 2004 and 2003, current income tax expenses (benefits) were as follows (in thousands):

                                                 Year Ended December 31,
                                               2005       2004        2003
                                               ----       ----        ----

              Federal                         $  --      $  (4)      $  20
              State                              38        152         110
              Foreign                            28          9           5
                                              -----      -----       -----
                          Total               $  66      $ 157       $ 135
                                              =====      =====       =====

      At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,657,000 and federal and state alternative minimum tax credit carryforwards of $104,000. (Refer to Note 2 of the Notes to Consolidated Financial Statements.)

      The Company's effective income tax rate was 34% in 2005, 62% in 2004, and 39% in 2003. The increase in the effective tax rate in 2004 was primarily due to the provision of $122,000 for state income tax related to an assessment by the State of New Jersey for prior years.

FINANCIAL CONDITION
-------------------

      The Company's Stockholders' Equity was $3,304,000 at December 31, 2005, compared to $3,873,000 at December 31, 2004. The decrease in Stockholders' Equity in 2005 was primarily due to the Net Loss of $333,000 in 2005, and to a $137,000 increase, net of related income tax benefits, in the Minimum Pension Liability Adjustment component of Accumulated Other Comprehensive Loss.

      The Company had a deficiency in working capital of $760,000 at December 31, 2005, as compared to a deficiency of $1,060,000 at December 31, 2004. The increase in working capital of about $300,000 was primarily due to the proceeds of $1.6 million from the sale of the Citation II, partially offset by the Net Loss in 2005.

      The Bank of America lines of credit with RCPC and Ronson Aviation had been scheduled to expire on December 31, 2005. On January 11, 2006, Bank of America and the Company extended these lines of credit to January 31, 2007. The extension included a covenant providing for a minimum consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and for fees payable to the bank monthly beginning February 28, 2006, if the loans remain outstanding at the end of the month. Bank of America and the Company do not expect a further extension of the lines of credit. The Company is actively engaged in discussions with other financial institutions to replace Bank of America as the Company's primary lender in the next few months. The extension agreement also provided that the expiration date of the mortgage loan between Bank of America and RCPC, which had been due to expire on December 1, 2008, was changed to January 31, 2007 to coincide with the expiration date of the lines of credit.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2005, Ronson Consumer Products and Ronson Aviation had total unused borrowings available at December 31, 2005 of about $679,000 under the Bank of America and Canadian Imperial Bank of Commerce lines of credit.

      The Company's Raw Material Inventories increased at December 31, 2005, from December 31, 2004, primarily due to increased inventories at Ronson Consumer Products related to new products. The Company's Other Current Assets were reduced at December 31, 2005 from December 31, 2004 due primarily to lower prepaid insurance.

      The Company's Accounts Payable increased in 2005 primarily due to the timing of purchases and payments. The Company's Accrued Expenses decreased in 2005 primarily due to lower accrued compensation and to the large contributions to the Company's defined benefit pension plan.

      Ronson Aviation's property is subject to a long-term lease with an existing expiration of November 2007. The lease may be extended by Ronson Aviation for an additional 25 years with an investment in capital improvements of $1,500,000. In March 2004 Ronson Aviation announced plans to proceed with an expansion of its facilities to be completed in the second half of 2006 which will meet the requirements of the lease extension. At December 31, 2005, Ronson Aviation had expended approximately $426,000 and had outstanding commitments to expend approximately $105,000 for architectural and engineering services on the project.

      On February 23, 2006, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend will be issued on April 15, 2006, to stockholders of record March 31, 2006. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

      On May 31, 2004, the Company completed the redemption of the remaining outstanding preferred stock. A total of 20,322 preferred shares were redeemed at a cost of $46,263, and 14,553 preferred shares were converted into common shares.

      The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations through internally generated funds from future net earnings and depreciation, established external financial arrangements, potential additional sources of financing and existing cash balances.

      The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 4 and 5 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                                     Payments Due by Period
                                     ------------------------------------------------------
      Contractual                              Less than      2-3         4-5        After
      Obligations                     Total      1 year      years       years      5 years
                                      -----      ------      -----       -----      -------
      Long-term debt                 $1,705      $  155      $1,237      $   73      $  240
      Capital lease obligations       1,387         326         594         414          53
      Operating leases                1,580         333         619         336         292
      Other long-term
        obligations (1)               1,365         709         656          --          --
                                     ------      ------      ------      ------      ------
      Total contractual
        obligations                  $6,037      $1,523      $3,106      $  823      $  585
                                     ======      ======      ======      ======      ======

      Pension obligations (2)                    $  740      $  615      $  611
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

      The Company will continue to incur interest expenses related to its outstanding short-term and long-term debt. In the years ended December 31, 2005, 2004, and 2003, the Company's interest expenses were $473,000, $367,000, and $308,000, respectively. The interest expense in 2005 included about $71,000 related to a prior years' New Jersey State income tax matter. Management expects its interest expenses (excluding interest related to capital lease obligations) in the years ending December 31, 2006 through 2010 to be approximately (in thousands):

                      2006                  $ 231
                      2007-2008               284
                      2009-2010               266
                      After 2010               33

      The estimated interest payments assume: 1) that the long-term debt and capitalized lease obligations are repaid according to the maturities; 2) the Company's revolving loans will continue through 2010 at the same terms and at the average balances of 2005; 3) interest rates remain at the December 31, 2005, levels;

4) no aircraft inventory loans will be required; and 5) interest expense related to capitalized lease obligations are included in the table of Contractual Obligations above.

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

Revenue Recognition

      Net Sales are recognized by Ronson Consumer Products on the date of shipment of the product to domestic customers and on the date title for the goods has been transferred on shipments to foreign customers, prior to which an arrangement exists, the price is fixed, and it has been determined that collectibility is reasonably assured.

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

Other Loss Accruals

      The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability claims, and litigation costs. Establishing accruals for these matters required management's estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company's counsel, or other appropriate advisors, and are based on management's current understanding of the underlying facts and circumstances. Certain loss exposures, such as the Company's potential liability for environmental costs at the former property of Prometcor (now discontinued), can only be estimated as a range of potential costs. Because of uncertainties related to the ultimate outcome of these issues or the possibility of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

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

New Accounting Pronouncement

      In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for our fiscal year beginning January 1, 2006, and since the Company already complies with this statement, its adoption will not have a material impact on our financial position or results of operations.

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

      All of the Company's Short-term Debt ($1,500,000 at December 31, 2005) carries a variable rate of interest, and, therefore, the carrying value of the Short-term Debt approximates fair value. The Company's outstanding Long-term Debt as of December 31, 2005, consisted of indebtedness in the amount of $1,705,000 with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Of the Long-term Debt with fixed interest rates, the $1,241,000 mortgage loan effectively carries a fixed rate of 7.45% due to an interest rate swap contract even though the loan has a variable rate. Because the interest rate swap contract is 100% effective, the contract will result in no future gains or losses being recognized. Based on the Company's average borrowings with variable interest rates during 2005 and assuming a one percentage point change in average interest rates, it is estimated that the Company's interest expense during 2005 would have increased or decreased by approximately $19,000.

      The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 6% of its Consolidated Net Sales were in Canada. As of December 31, 2005, the Company's net investment in Ronson-Canada was approximately $582,000. Because the Company's foreign currency exchange exposure is limited to one relatively stable currency and the relatively small size of its net investment in Ronson-Canada, the Company does not consider this foreign currency exchange exposure to be material to its financial condition and results of operations. The cumulative effect of translating balance sheet accounts from the Canadian dollars into the US dollars at the current exchange rate is included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets.

      The Company, due to the nature of its operations, is also exposed to changes in the prices of fuels. In the years ended December 31, 2005 and 2004, the Company's cost of fuels included in its consumer products and its cost of aircraft fuel totaled approximately $4,956,000 and $4,397,000, respectively, or approximately 28% and 23% of Cost of Sales in the years ended December 31, 2005 and 2004, respectively. The price of the fuels fluctuates more or less in conjunction with oil prices. An increase or decrease of 1% in the average cost of the Company's fuels would have increased or decreased the Company's Cost of Sales by approximately $50,000 in 2005. Cost of fuels also impacts the cost of various other components used in the Company's products. Increases in the price of fuels, to the extent the Company is not able to increase the prices of its products to its customers, could have an adverse impact on the Company's results of operations.

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

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending December 31, 2005:

(Dollars in thousands, except per share amounts)

                                            First         Second          Third        Fourth          Total
                                           Quarter       Quarter         Quarter      Quarter          Year
                                          -------------------------------------------------------------------
Year Ended December 31, 2005
----------------------------
Net sales                                 $  6,437       $  6,069       $  7,196      $  6,861       $ 26,563
Gross profit (a)                          $  1,959       $  1,905       $  2,297      $  2,343       $  8,504
Net earnings (loss)                       $    (88)      $   (325)      $     20      $     60       $   (333)
Diluted earnings (loss) per share         $  (0.02)      $  (0.08)      $   0.00      $   0.01       $  (0.07)(e)
Cash dividends paid per common share      $   0.01       $   0.01       $     --      $     --       $   0.02
Other expense included in net
 earnings (loss) (b),(c)                  $     --       $     33       $     24      $     --       $     57
Nonrecurring losses included in
 net earnings (loss) (d)                  $     --       $    253       $    102      $     31       $    386

Year Ended December 31, 2004
----------------------------
Net sales                                 $  7,049       $  6,376       $  6,979      $  8,079       $ 28,483
Gross profit (a)                          $  2,572       $  2,100       $  2,104      $  2,174       $  8,950
Net earnings (loss)                       $    275       $    (74)      $     11      $    (19)      $    193
Diluted earnings (loss) per share         $   0.07       $  (0.02)      $   0.00      $  (0.00)      $   0.04(e)
Cash dividends paid per common share      $     --       $   0.01       $   0.01      $   0.01       $   0.03
Other expense included in net
 earnings (loss) (b),(c)                  $     30       $     30       $      9      $     18       $     87

(a) Net Sales, less Cost of Sales, less a portion of Depreciation and Amortization.

(b)   Items are presented net of income tax effect.

(c) The costs included in the 2005 and 2004 quarters were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same shareholder.

(d) The Nonrecurring Losses in the second and third quarters of 2005 were attributed to the loss on the sales of the Ronson Aviation charter aircraft and business; and the loss in the fourth quarter of 2005 related to a prior year's state income tax matter.

(e)   Does not add due to rounding.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

      There were no disagreements with accountants in the years ended December 31, 2005, 2004 and 2003.

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

      The following table indicates certain information about the Company's nine
(9) directors:

                                                                  Positions and Offices
                                                                      with Company
                                                                  Presently Held (other
                                                                 than that of Director);
                                     Period                        Business Experience
                                     Served          Term as     During Past Five Years
                                       As           Director      (with Company unless
 Name of Director          Age      Director        Expires         otherwise noted)
 ----------------          ---      --------        -------      -----------------------
Louis V. Aronson II        83       1952-             2008        President & Chief
                                    Present                       Executive Officer;
                                                                  Chairman of Executive
                                                                  Committee.

Robert A. Aronson          56       1993-             2007        Managing Member of
                                    Present                       Independence Leather,
                                                                  L.L.C., Mountainside, NJ,
                                                                  the principal business of
                                                                  which is the import of
                                                                  leather products, 1996
                                                                  to present;  son of
                                                                  the President & Chief
                                                                  Executive Officer of the
                                                                  Company.

Barbara L. Collins         52       2004-              2006       Member of Compensation
                                    Present                       Committee, Nominating
                                                                  Committee  and Audit
                                                                  Committee; President and
                                                                  CEO of The Whistling Elk,
                                                                  Chester, NJ, the principal
                                                                  business of which is home
                                                                  furnishing and interior
                                                                  decorating, 1990 to
                                                                  present; Vice President of
                                                                  Human Resources of Van
                                                                  Heusen Retail Division of
                                                                  Phillips-Van Heusen
                                                                  Corporation, the principal
                                                                  business of which is
                                                                  retail apparel, 1986 to
                                                                  1990.

                                                                   Positions and Offices
                                                                        with Company
                                                                   Presently Held (other
                                                                   than that of Director);
                                   Period                           Business Experience
                                   Served       Term as            During Past Five Years
                                     As         Director            (with Company unless
 Name of Director       Age       Director      Expires                otherwise noted)
 ----------------       ---       --------      -------            ------------------------
Edward E. David, Jr.     80      September       2006             President, EED, Inc. the
                                 2005-Present                     principal business of which
                                                                  is advising industry,
                                                                  government and
                                                                  universities on tech-
                                                                  nology, research and
                                                                  innovation management, 1977
                                                                  to present; Affiliate of
                                                                  The Washington Advisory
                                                                  Group, 2004 to present, the
                                                                  principal business of which
                                                                  is providing strategic
                                                                  counsel and management
                                                                  advice; Principal and Vice
                                                                  President, Treasurer, The
                                                                  Washington Advisory Group,
                                                                  1997 to 2004; President,
                                                                  Exxon Research and
                                                                  Engineering, the principal
                                                                  business of which is
                                                                  research, development,
                                                                  engineering and technical
                                                                  service for Exxon
                                                                  Corporation, 1977 to 1985;
                                                                  Executive Vice President
                                                                  R&D and Planning, Gould,
                                                                  Inc. the principal business
                                                                  of which was organizing and
                                                                  directing U.S. laboratories
                                                                  to support business
                                                                  strategies based on new
                                                                  products and technologies,
                                                                  1973 to 1977; Science
                                                                  Advisor to the President of
                                                                  the United States,
                                                                  1970-1973; Executive
                                                                  Director, Research, Bell
                                                                  Telephone Laboratories,
                                                                  1950-1970; Life Member MIT
                                                                  Corporation, Member of
                                                                  Executive Committee,
                                                                  1974 to Present.

Paul H. Einhorn          90      2004-           2008             Chairman of Audit Committee;
                                 Present                          Member of Compensation
                                                                  Committee and Nominating
                                                                  Committee; Management
                                                                  Consultant - CPA, 1985 to
                                                                  present; Director, Vice
                                                                  Chairman of Board and
                                                                  Member of Executive
                                                                  Committee, Valley National
                                                                  Bank, Passaic, NJ, 1968 to
                                                                  1985; President and CEO,
                                                                  Universal Manufacturing
                                                                  Corporation, the principal
                                                                  business of which was
                                                                  manufacturing of
                                                                  fluorescent lighting
                                                                  components, 1968 to 1990.

                                                                   Positions and Offices
                                                                        with Company
                                                                   Presently Held (other
                                                                   than that of Director);
                                   Period                           Business Experience
                                   Served       Term as            During Past Five Years
                                     As         Director            (with Company unless
 Name of Director       Age       Director      Expires                otherwise noted)
 ----------------       ---       --------      -------            ------------------------
Erwin M. Ganz           76        1976-          2007             Treasurer & Assistant
                                  Present                         Secretary, January 2006 to
                                                                  Present, Member of
                                                                  Executive Committee;
                                                                  Consultant for the Company,
                                                                  1994 to 2005; Executive Vice
                                                                  President-Industrial
                                                                  Operations, 1975 to 1993;
                                                                  Chief Financial
                                                                  Officer, 1987 to 1993.

I. Leo Motiuk           60        1999-          2008             Member of Audit Committee;
                                  Present                         Counsel, Windels Marx Lane &
                                                                  Mittendorf, LLP, Attorneys
                                                                  at Law, New Brunswick, NJ;
                                                                  Attorney, 2004 to present;
                                                                  Former partner in Shanley
                                                                  Fisher, P.C., Attorneys at
                                                                  Law, Morristown, NJ, 1990
                                                                  to 1999.

Gerard J. Quinnan       77        1996-          2006             Member of Compensation
                                  Present                         Committee, Executive
                                                                  Committee and Nominating
                                                                  Committee; Consultant for
                                                                  the Company, 1990 to
                                                                  present, Vice President-
                                                                  General Manager of Ronson
                                                                  Consumer Products
                                                                  Corporation, 1981 to 1990.

Justin P. Walder        70        1972-          2007             Secretary; Assistant
                                  Present                         Corporation Counsel; Member
                                                                  of Executive Committee;
                                                                  Principal in Walder, Hayden
                                                                  & Brogan, P.A., Attorneys
                                                                  at Law, Roseland, NJ.

      No director also serves as a director of another company registered under the Securities Exchange Act of 1934, except for Dr. David who serves as a director of DeCorp, Medjet, Inc., and Spacehab, Inc.

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

      The Audit Committee consists of three independent directors: Messrs. Einhorn (Chairman) and Motiuk, and Ms. Collins. Each member of the Audit Committee is an independent director, as independence is defined in the listing standards of the NASDAQ relating to audit committee members. Each member of the Audit Committee is "financially literate" as required by NASDAQ rules. The Board of Directors has determined that Mr. Einhorn, the Audit Committee Chairman, is an "audit committee financial expert" as defined by regulations adopted by the Securities and Exchange Commission and meets the qualifications of "financial sophistication" in accordance with NASDAQ rules. Stockholders should understand that these designations related to our Audit Committee members' experience and understanding with respect to certain accounting and auditing matters do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board.

(b) Identification of executive officers.

      The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2007:

                                                         Positions and Offices
                                  Period Served                with Company;
         Name            Age       as Officer             Family Relationships
---------------------    ---      -------------          ----------------------
Louis V. Aronson II..    83       1953 - Present        President & Chief Executive
                                                        Officer; Chairman of the
                                                        Executive Committee;
                                                        Director.

Erwin M. Ganz .......    76       2006 - Present        Treasurer & Assistant
                                                        Secretary; Director;
                                                        No family relationship

Daryl K. Holcomb.....    55       2006 - Present        Vice President, Chief Financial
                                                        Officer & Controller

                                  1996 - 2005           Vice President, Chief
                                                        Financial Officer,
                                                        Controller & Treasurer;

                                  1993 - 1996           Chief Financial Officer,
                                                        Controller & Treasurer;

                                  1988 - 1993           Controller & Treasurer;
                                                        No family relationship.

Justin P. Walder.....    70       1989 - Present        Secretary;

                                  1972 - Present        Assistant Corporation Counsel;
                                                        Director;
                                                        No family relationship.

      Messrs. L.V. Aronson and Holcomb have been employed by the Company in an executive capacity for at least the five-year period immediately preceding the date hereof. Mr. Walder has been Secretary, Assistant Corporation Counsel and Director of the Company and a principal in Walder, Hayden & Brogan, P.A., Attorneys at Law, for at least the five-year period preceding the date hereof. Mr. Ganz has been a consultant to the Company and others from 1994 to 2005. Mr. Ganz was Executive Vice President - Industrial Operations for the Company 1975 to 1993.

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

Item 11 - EXECUTIVE COMPENSATION
          ----------------------

SUMMARY COMPENSATION TABLE

      The Summary Compensation Table presents compensation information for the years ended December 31, 2005, 2004, and 2003, for the Chief Executive Officer and the other executive officer of the Company whose salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                        Long-Term
                                                                        Compensa-            All
                                               Annual Compensation         tion             Other
          Name and                             -------------------         ----            Compen-
          Principal                            Salary       Bonus        Options/          sation
          Position                 Year        ($)(1)       ($)(2)        SARS(#)          ($)(3)
          --------                 ----        ------       ------        -------          ------
      Louis V. Aronson II          2005      $605,337      $ 34,160          --          $ 18,817
          President & Chief        2004       616,120        54,484          --            19,435
          Executive Officer        2003       616,120        70,570          --            19,005

      Daryl K. Holcomb             2005       167,025        12,797          --             3,741
          Vice President,          2004       165,000        20,020          --             3,809
          Chief Financial          2003       157,813        25,454          --             3,575
          Officer & Controller

Footnotes
---------

(1) Effective October 1, 2005, the base salaries of the named executive officers, the other officers of the Company and its subsidiaries, and other employees whose base salaries exceeded $100,000 were reduced by 7%.

(2) The compensation included in the bonus column is an incentive payment resulting from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes.

(3) In 2005 All Other Compensation included matching credits by the Company under its Employees' Savings Plan (Mr. L.V. Aronson, $4,200; Mr. Holcomb, $3,741) and the cost of term life insurance included in split-dollar life insurance policies (Mr. L.V. Aronson, $14,617).

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

      None.

AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES
------------------------------------------------------

      The following table summarizes, for each of the named executive officers, options exercised during the year and the number of stock options unexercised at December 31, 2005. "In-the-money" options are those where the fair market value of the underlying securities exceeds the exercise price of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
--------------------------------------------------------------------------
VALUES
------

                                                                                         Value of
                                                             Number of                In-the-Money
                        Number of                      Unexercised Options             Options at
                         Shares                           at FY-End (4)(5)             FY-End (3)
                        Acquired                      -----------------------    ---------------------
                            on         Value (1)      Exercis-     Unexercis-    Exercis-   Unexercis-
      Name              Exercise       Realized       able (2)        able         able        able
      ----              --------       --------       --------     ----------    --------   ----------
  D.K. Holcomb              --             --          22,487          --         $8,330        --

Footnotes
---------

(1) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

(2) The exercisable options held by the named executive officer at December 31, 2005 are exercisable at any time and expire on July 6, 2006, and September 12, 2007.

(3) The value of the unexercised options was determined by comparing the average of the bid and ask prices of the Company's common stock at December 31, 2005 to the option prices.

(4) The exercise prices of the options held at December 31, 2005 were as follows:

                                    Number      Exercise Price
                                    ------      --------------

          D.K. Holcomb              10,332         $0.9433
                                    12,155          0.9355

(5) The number of shares acquired on exercise and of unexercised options held at December 31, 2005, has been adjusted for the 5% common stock dividend declared February 23, 2006.

LONG-TERM INCENTIVE PLANS

      None.

PENSION PLANS

      No named executive officer is a participant in the Company's defined benefit pension plan.

COMPENSATION OF DIRECTORS

      Effective October 21, 2004, directors who are not officers of the Company receive an annual fee of $10,000 and, in addition, are compensated at the rate of $750 for each meeting of the Company's Board of Directors actually attended and $450 for each meeting of a Committee of the Company's Board of Directors actually attended. Independent directors, as defined under NASDAQ Listing Requirements, receive an additional annual fee of $1,000 as compensation for separate meetings of the independent directors. Officers receive no compensation for their services on the Board or on any Committee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      On November 24, 2003, the Company and Mr. L.V. Aronson entered into a new employment agreement which became effective upon the December 31, 2004 expiration of the existing agreement. The new three-year agreement provides for a term expiring on December 31, 2007, and provides for the payment of a base salary which is to be increased 3.5% as of January 1 of each year beginning in 2005, subject to the Company reporting operating earnings in the year prior to each increase. Mr. L.V. Aronson waived the 3.5% increases due on January 1, 2005 and on January 1, 2006. Effective October 1, 2005, Mr. Aronson offered and accepted a 7% reduction in his base salary provided for by the terms of his employment contract. Both the existing and new contracts also provide that the Company shall reimburse Mr. L.V. Aronson for expenses, provide him with an automobile, and pay a death benefit equal to two years' salary. The Company has purchased term insurance, for which the Company is the sole beneficiary, to provide coverage for a substantial portion of the potential death benefit. Under both of the employment contracts, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contracts also provide that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None.

REPORT ON EXECUTIVE COMPENSATION

      On October 21, 2004, the Board formed a separate Compensation Committee composed of Ms. Collins and Messrs. Einhorn and Quinnan. The Compensation Committee is responsible for making recommendations to the Board regarding the executive compensation program.

      The program covers the named executive officers, all other executive officers and other key employees. The program has three principal components: base salary, annual cash incentives under the Company's Management Incentive Plan ("MIP"), and stock options under the Company's Incentive Stock Option Plans ("ISO Plans"). Mr. L.V. Aronson's base salary is determined by the terms of his employment contract discussed above, except for the reductions which have been offered and accepted from time to time by Mr. L.V. Aronson. The amendments, also detailed above, to Mr. L.V. Aronson's employment contract and the reductions offered and accepted from time to time by Mr. L.V. Aronson have been reviewed and approved by the Compensation Committee and the Board. The Compensation Committee and the Board also reviewed and approved the salaries of all of the other executive officers. Prior to the beginning of the fiscal year, the Compensation Committee and the Board reviewed and approved which employees participate in the Company's MIP and the criteria which will determine the cash awards under the plan to the participants after the close of the fiscal year. The Compensation Committee and the Board also reviewed and approved all awards under the Company's ISO Plans.

      The base salaries are intended to meet the requirements of the employment contract in effect for Mr. L.V. Aronson and to fairly compensate all the officers of the Company for the effective exercise of their responsibilities, their management of the business functions for which they are responsible, their extended period of service to the Company and their dedication and diligence in carrying out their responsibilities for the Company and its subsidiaries. In 2004 and prior years, increases have been granted to Mr. L.V. Aronson in accordance with terms of the employment contract, except for the above mentioned salary reductions offered and accepted from time to time by him. In 2005 and prior years, the Compensation Committee and the Board, after review, have approved increases to the other executive officers. Effective October 1, 2005, the compensation of each of the Company's officers, employees earning greater than $100,000 annually, and several individuals providing consulting services to the Company was reduced by 7%.

      The Company's MIP is based on the financial performance of the Company's subsidiaries and is adopted annually, after review, for the ensuing year by the Board. Each year the Compensation Committee and the Board sets the formula for determining incentive compensation under the MIP for the Company and each subsidiary based upon (1) the amount net sales exceed thresholds established by the Compensation Committee and the Board and (2) pretax profits as a percent of net sales. The Compensation Committee and the Board determines who of the Company's and its subsidiaries' key employees are eligible to participate in the MIP and what each employee's level of participation may be. The thresholds set by the Compensation Committee and the Board must be met by the end of the fiscal year in order for each eligible employee to receive an award under the MIP for that year.

      The stock options granted under the Company's ISO Plans are designed to create a proprietary interest in the Company among its executive officers and other key employees and reward these executive officers and other key employees directly for appreciation in the long-term price of the Company's Common Stock. The ISO Plans directly link the compensation of executive officers and other key employees to gains by the stockholders and encourages the executive officers, directors, and other key employees to adopt a strong stockholder orientation in their work. In 2005 no options were granted.

      The above report is presented by the Compensation Committee:

                Barbara L. Collins
                Paul H. Einhorn
                Gerard J. Quinnan

PERFORMANCE GRAPH

      The following table compares the yearly percentage change in the cumulative total stockholder returns on the Company's common stock during the five fiscal years ended December 31, 2005, with the cumulative total returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                  AMONG THE COMPANY, NASDAQ STOCK MARKET INDEX
                             AND RUSSELL 2000 INDEX

                                 TABLE OF VALUES

                                                       Value as of December 31,
                           2000         2001         2002         2003         2004         2005
                           ----         ----         ----         ----         ----         ----
Ronson Corporation       $100.00      $144.00      $ 83.20      $198.66      $176.45      $174.92
NASDAQ Stock Market
 Index                    100.00        79.32        54.84        81.99        89.23        83.73
Russell 2000 Index        100.00       102.49        81.31       120.00       142.00       148.46

      This comparison assumes that $100 was invested in the Company's common stock on December 31, 2000, in the NASDAQ Stock Market (U.S. Companies) Index and in the Russell 2000 Index, and that dividends are reinvested.

      The Company has determined that it is not possible to identify a published industry or line-of-business index or a peer group of companies since the Company has two distinct lines of business. The Company has selected the Russell 2000 Index since it is composed of companies with smaller capitalizations.

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

      Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

        Name and Address
         of Beneficial                          Title of         Beneficially         Percent of
            Owner                                Class               Owned               Class
        ----------------                        --------         ------------         ----------
        Louis V. Aronson II                      Common          1,277,046 (1)          28.15% (1)
           Campus Drive
           P.O. Box 6707
           Somerset, New Jersey 08875

        Carl W. Dinger III                       Common            535,222 (2)          11.80% (2)
           P.O. Box 150
           Green Village, New Jersey 07935

        Steel Partners II, L.P.                  Common            438,128 (3)           9.66% (3)
           590 Madison Avenue
           32nd Floor
           New York, New York 10022

(1) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 218,624 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be increased to 1,495,670 shares, or 32.97% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997, adjusted for the 5% common stock dividend declared February 23, 2006.

(2) 535,222 shares of common stock owned directly, adjusted for the 5% common stock dividend declared February 23, 2006. This information was from a Form 4 filed by Mr. Dinger on March 28, 2005. Mr. Dinger has provided the Company's Board of Directors an irrevocable proxy to vote these shares. (Refer to "Transactions with Management and Others" in Item 13 below.)

(3) 438,128 shares of common stock owned by Steel Partners II, L.P. Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D filed with the SEC on January 26, 2004, by Steel Partners II, L.P., and Mr. Lichtenstein, adjusted for the 5% common stock dividends declared through February 23, 2006.

(b) Security ownership of management.

      The following table shows the number of shares of common stock beneficially owned by each director, each named executive officer, and by all directors and officers as a group as of March 23, 2006, and the percentage of the total shares of common stock outstanding on March 23, 2006, owned by each individual and by the group shown in the table. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

        Name of Individual or        Amount and Nature of       Percent of
          Identity of Group         Beneficial Ownership(2)        Class
          -----------------         -----------------------      ---------

        Louis V. Aronson II             1,277,046 (3)             28.15%
        Robert A. Aronson                  16,105                   (1)
        Barbara L. Collins                  1,102                   (1)
        Edward E. David                       525                   (1)
        Paul H. Einhorn                    10,332                   (1)
        Erwin M. Ganz                      49,023 (3)              1.08%
        I. Leo Motiuk                      10,370                   (1)
        Gerard J. Quinnan                  12,748                   (1)
        Justin P. Walder                   76,242                  1.68%
        Daryl K. Holcomb                   61,459                  1.35%

        All directors and
        officers as a group
        (ten (10) individuals
        including those named
        above)                          1,514,951                 33.10%

      (1) Shares owned beneficially are less than 1% of total shares outstanding.

      (2) Shares listed as owned beneficially include 41,287 shares subject to option under the Ronson Corporation 1996 and 2001 Incentive Stock Option Plans as follows:

                                              Number of Common Shares
                                                    Under Option
                                              -----------------------

                Robert A. Aronson                       2,771
                Erwin M. Ganz                           6,912
                Justin P. Walder                        9,117
                Daryl K. Holcomb                       22,487

                All directors and officers
                as a group (ten (10)
                individuals including
                those named above)                     41,287

      (3) Does not include 218,624 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,495,670 shares, or 32.97% of the class; however, if the shares held by the Retirement Plan were not included in Mr. L.V. Aronson's beneficial ownership, but instead were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 267,647 shares, or 5.89% of the class.

(c) Changes in control.

      The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

(d) Securities authorized for issuance under equity compensation plans.

                      Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------
                                                                              Number of Securities
                                                                               Remaining Available
                                                                               For Future Issuance
                            Number of Securities                                  under Equity
                             to Be Issued upon       Weighted-average          Compensation Plans
                                Exercise of          Exercise Price of        (excluding Securities
                            Outstanding Options,     Outstanding Options,       Reflected in Column
Plan Category               Warrants and Rights      Warrants and Rights                (a))
----------------------------------------------------------------------------------------------------
                                     (a)                    (b)                         (c)
----------------------------------------------------------------------------------------------------
Equity compensation
 plans approved by
 security holders                  88,662                  $.939                       74,170

Equity compensation
 plans not approved
 by security holders                 None                    N/A                         None

  Total                            88,662                  $.939                       74,170

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

(a) Transactions with management and others.

      In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period ending on April 7, 2000. The Company and Mr. Dinger entered into a second consulting agreement effective upon the expiration date of the original agreement. This agreement provided that Mr. Dinger continue to perform consulting services for the Company through April 7, 2004 at a fee of $7,000 per month. During 2004 the agreement was extended on a month-to-month basis through July 7, 2004. A new consulting agreement was effective on July 8, 2004, which provides that Mr. Dinger continue to perform consulting services at a fee of $7,000 per month for the Company for a period of thirty-six months through July 7, 2007. On January 1, 2006, Mr. Dinger's consulting fee was reduced by 7% from $7,000 per month to $6,510.00 per month. Mr. Dinger was compensated $84,000 during each of the years ended December 31, 2005, 2004 and 2003 under the agreements.

      In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock then held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000. In 2000 Mr. Dinger granted a new option to the Company, to purchase the shares of the Company's common stock held by Mr. Dinger. The option was for a period of 48 months, expiring April 7, 2004. The cost of the option was $4,000 per month for the period of the option or until exercised. In March 2000 Mr. Dinger purchased 290,359 shares of newly issued restricted common stock of the Company at a price of $1.96 per share with a cash payment of $569,000 to the Company. During 2004 the option agreement was extended on a month-to-month basis through July 7, 2004. A new option agreement was effective on July 8, 2004. The new option granted by Mr. Dinger is for a period of 36 months, expiring on July 7, 2007. The exercise price of the option is $5.90 per share for the 535,224 shares now held by Mr. Dinger. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of each of the option agreements, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. The Company expended $48,000 for the options during each of the years ended December 31, 2005, 2004 and 2003, which were charged to Additional Paid-in Capital.

      During the year ended December 31, 2005, the Company and Ronson Consumer Products were provided printing services by Michael Graphics, Inc., a New Jersey corporation, amounting to $57,247. A greater than 10% shareholder of Michael Graphics, Inc. is the son-in-law of the Company's president.

      During the year ended December 31, 2005, the Company was provided consulting services amounting to $93,337 by Mr. Erwin M. Ganz, a director of the Company, under a consulting agreement. The agreement provided for compensation at the annual rate of $95,000 plus participation in the Company's health and life insurance plans and the use of an automobile. Effective October 1, 2005, the amount of compensation under the terms of the agreement was reduced by 7%. During the fourth quarter of 2005, Mr. Ganz agreed to return to the Company as Treasurer and Assistant Secretary, for which the Company paid an inducement to Mr. Ganz of $18,000, and at which time the consulting agreement ended.

(b) Certain business relationships.

      None.

(c) Indebtedness of management.

      None.

(d) Transactions with promoters.

      Not applicable.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

      The fees billed for services provided to the Company by Demetrius & Company, L.L.C., for the years ended December 31, 2005 and 2004, were as follows:

                                                 2005         2004
                                                 ----         ----

         Audit fees                            $83,150      $80,400
         Audit-related fees                         --           --
         Tax fees, principally related to
          tax return preparation                16,000       14,000
         All other fees                             --           --

      The Audit Committee of the Board of Directors pre-approves substantially all of the services of the Company's auditing firm. These pre-approved services are approved by the Audit Committee based upon "not to exceed" proposals in advance of the Company's Annual Meeting of Stockholders.

                                     PART IV
                                     -------

Item 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          ------------------------------------------

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

      (4) Reference is made to Company's Form S-2 filed on September 18, 1987, and incorporated herein by reference.

      Reference is made to Company's Form S-2 filed on April 8, 1988, and incorporated herein by reference.

      (10) Material contracts.

      On January 6, 1995, RCPC entered into an agreement with Bank of America, N.A. ("Bank of America") for a Revolving Loan and a Term Loan. On March 6, 1997, the Revolving Loan was amended and extended to June 30, 2000. On May 13, 1999, the Revolving Loan was further extended to June 30, 2002. On June 30, 2002, the Revolving Loan was amended and further extended to June 30, 2005. On June 30, 2005, the Revolving loan was amended and further extended to September 30, 2005. On September 30, 2005, the Revolving Loan was amended and further extended to December 31, 2005. On January 11, 2006, the Revolving loan was amended and further extended to January 31, 2007. The 1995 agreements were attached to the Company's 1994 Form 10-K as Exhibits 10(a)-10(f). The March 1997 amendments to the Revolving Loan were attached to the Company's 1996 Form 10-K as Exhibits 10(a)-10(c). A July 1997 amendment was attached to the Company's September 30, 1997, Form 10-Q as Exhibit 10(g). The May 1999 amendment was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(a) and 10(f). The June 2002 amendment was attached to the Company's June 30, 2002, Form 10-Q as Exhibits 10(a)-10(d). The June 2005 amendment was attached to the Company's Form 8-K dated July 21, 2005, as Exhibit 10.a)-10.c). The September 2005 amendment was attached to the Company's Form 8-K dated October 6, 2005, as Exhibits 10.a)-10.d). The January 11, 2006, amendment was attached to the Company's Form 8-K dated January 11, 2006 as Exhibit 10.a).

      On December 1, 1995, the Company and RCPC entered into a mortgage loan agreement with Bank of America. The agreement and note were attached to the Company's 1995 Form 10-K as Exhibits 10(a) and 10(b). On May 13, 1999, the Company and RCPC refinanced the existing mortgage. The new mortgage loan was attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(b)-10(e). On December 3, 2003, the Company, RCPC and Bank of America extended the mortgage loan. On January 11, 2006, the mortgage loan agreement was amended so that its expiration date would coincide with the expiration date of the Revolving loan, January 31, 2007. The amendments to the mortgage loan were attached to the Company's Form 8-K filed January 6, 2004, as Exhibits 10(a)-10(d). The January 11, 2006, amendment was attached to the Company's Form 8-K dated January 11, 2006 as Exhibit 10.a).

      On August 28, 1997, Ronson Aviation entered into an agreement with Bank of America for a Revolving Loan and a Term Loan. On May 13, 1999, Ronson Aviation and Fleet extended the Revolving Loan and Term Loan to June 30, 2002. On June 30, 2002, the Revolving Loan and Term Loan were further extended to June 30, 2005. On June 30, 2005, the Revolving loan was amended and further extended to September 30, 2005. On September 30, 2005, the Revolving Loan was amended and further extended to December 31, 2005. On January 11, 2006, the Revolving loans was amended and further extended to January 31, 2007. The Revolving Loan and Term Loan agreements were attached to the Company's September 30, 1997, Form 10-Q as Exhibits 10(a)-10(f). The May 1999 amendment agreements were attached to the Company's June 30, 1999, Form 10-Q as Exhibits 10(g)-10(k). The June 2002 amendment agreements were attached to the Company's June 30, 2002, Form 10-Q as Exhibits 10(e)-10(i). The June 2005 amendment was attached to the Company's Form 8-K dated July 21, 2005, as Exhibit 10.d) - 10.f). The September 2005 amendment was attached to the Company's Form 8-K dated October 6, 2005, as Exhibits 10.e)-10.h). The January 11, 2006, amendment was attached to the Company's Form 8-K dated January 11, 2006 as Exhibit 10.a).

      For further information on the Company's loan agreements, reference is made to Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 2005, filed with this report pursuant to Item 8, which is incorporated herein by reference.

      On November 24, 2003, the Company and Mr. Louis V. Aronson II entered into a new three-year employment agreement which became effective upon the December 31, 2004 expiration of the prior agreement. The new agreement provides for a term expiring on December 31, 2007. The new agreement was attached to the Company's Form 8-K filed January 6, 2004, as Exhibit 10(e).

      (14) The Company's code of ethics entitled, Standards of Integrity, was attached to the Company's Form 8-K dated April 27, 2004 as Exhibit 99.d).

      (20) Other documents or statements to security holders. The Ronson Corporation Notice of Meeting of Stockholders held on October 27, 2005, and Proxy Statement was filed on September 30, 2005, and is incorporated herein by reference.

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

  Domestic
  --------

  Ronson Consumer Products Corporation                     New Jersey
  Ronson Aviation, Inc.                                    New Jersey

  Foreign
  -------

  Ronson Corporation of Canada Ltd.                          Canada

      The Company also holds 100% of the voting power of two additional subsidiaries which are included in its consolidated financial statements and which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

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

                                         RONSON CORPORATION

Dated: March 30, 2006               By:    /s/ Louis V. Aronson II
                                         ---------------------------------------
                                         Louis V. Aronson II, President &
                                         Chief Executive Officer and Director

Dated: March 30, 2006               By:   /s/ Daryl K. Holcomb
                                         ---------------------------------------
                                         Daryl K. Holcomb, Vice President,
                                         Chief Financial Officer & Controller

Dated: March 30, 2006               By:   /s/ Erwin M. Ganz
                                         ---------------------------------------
                                         Erwin M. Ganz, Treasurer,
                                         Assistant Secretary and Director

Dated: March 30, 2006               By:   /s/ Justin P. Walder
                                         ---------------------------------------
                                         Justin P. Walder, Secretary and
                                         Director

Dated: March 30, 2006               By:   /s/ Robert A. Aronson
                                         ---------------------------------------
                                         Robert A. Aronson, Director

Dated: March 30, 2006               By:   /s/ Barbara L. Collins
                                         ---------------------------------------
                                         Barbara L. Collins, Director

Dated: March 30, 2006               By:   /s/ Edward E. David
                                         ---------------------------------------
                                         Edward E. David, Director

Dated: March 30, 2006               By:   /s/ Paul H. Einhorn
                                         ---------------------------------------
                                         Paul H. Einhorn, Director

Dated: March 30, 2006               By:   /s/ I. Leo Motiuk
                                         ---------------------------------------
                                         I. Leo Motiuk, Director

Dated: March 30, 2006               By:   /s/ Gerard J. Quinnan
                                         ---------------------------------------
                                         Gerard J. Quinnan, Director

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2005

                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
----------------------------------------------------
Dollars in thousands (except per share data)

                                       2005          2004          2003          2002          2001
                                       ----          ----          ----          ----          ----
Net sales                           $ 26,563       $ 28,483      $ 26,740      $ 23,601      $ 28,705

Earnings (loss) from continuing
   operations                       $   (333)      $    193      $    703      $     42      $    531

Total assets                        $ 12,654       $ 13,942      $ 12,603      $ 12,888      $ 12,627

Long-term obligations               $  2,717       $  2,898      $  3,317      $  4,321      $  4,460

Per common share (1,2):
   Earnings (loss) from continuing
      operations:
      Basic                         $  (0.07)      $   0.04      $   0.16      $   0.01      $   0.12
      Diluted                       $  (0.07)      $   0.04      $   0.15      $   0.01      $   0.12

   Cash dividends declared          $   0.02       $   0.03      $     --      $     --      $     --

(1) Basic Net Earnings (Loss) per Common Share provides for quarterly cumulative preferred dividends with no conversion of preferred shares to common shares. Diluted Net Earnings (Loss) per Common Share assumes no provision for the quarterly cumulative preferred dividends with full conversion of all preferred shares to common shares and includes the dilutive effect of outstanding stock options. The assumed conversion of preferred to common and the stock options were anti-dilutive for the years ended December 31, 2005 and 2002, and, therefore, were excluded from the computation of Diluted Net Earnings (Loss) Per Common Share for those years.

(2) A 5% stock dividend on the Company's outstanding common stock was declared on February 23, 2006, payable on April 15, 2006. Previously, 5% stock dividends on the Company's outstanding common stock were issued on April 15, 2005, 2004, 2003, and 2002.

(3) Cash dividends of $0.01 per share were paid on March 15, 2005, and on June 17, 2005. Cash dividends of $0.01 per share were paid on June 18, September 18 and December 17, 2004.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Earnings - Years Ended
        December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders' Equity -
        Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years Ended
        December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and
Stockholders of Ronson Corporation

We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ronson Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 10, 2006

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands

                               ASSETS
                               ------
                                                                              December 31,
                                                                     ------------------------------
                                                                         2005              2004
                                                                         ----              ----
CURRENT ASSETS:
Cash and cash equivalents .....................................      $       414        $       599
Accounts receivable, less allowances for doubtful accounts
   of : 2005, $107 and 2004, $84 ..............................            1,832              1,876
Inventories:
   Finished goods .............................................            1,625              1,625
   Work in process ............................................               22                 88
   Raw materials ..............................................              908                621
                                                                     -----------        -----------
                                                                           2,555              2,334

Other current assets ..........................................            1,072              1,302
                                                                     -----------        -----------
            TOTAL CURRENT ASSETS                                           5,873              6,111

PROPERTY, PLANT AND EQUIPMENT:
Land ..........................................................                6                  6
Buildings and improvements ....................................            5,374              5,333
Machinery and equipment .......................................            6,515              8,707
Construction in progress ......................................              555                261
                                                                     -----------        -----------
                                                                          12,450             14,307

Less accumulated depreciation and amortization ................            8,335              8,791
                                                                     -----------        -----------
                                                                           4,115              5,516

OTHER ASSETS ..................................................            2,666              2,315
                                                                     -----------        -----------
                                                                     $    12,654        $    13,942
                                                                     ===========        ===========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------
Dollars in thousands (except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
                                                                                         December 31,
                                                                               ------------------------------
                                                                                    2005             2004
                                                                                    ----             ----
CURRENT LIABILITIES:
Short-term debt ........................................................       $      1,500      $      1,439
Current portion of long-term debt ......................................                155               731
Current portion of lease obligations ...................................                252               195
Accounts payable .......................................................              2,134             1,786
Accrued expenses .......................................................              2,592             3,020
                                                                               ------------      ------------
         TOTAL CURRENT LIABILITIES .....................................              6,633             7,171

LONG-TERM DEBT .........................................................              1,550             1,665
LONG-TERM LEASE OBLIGATIONS ............................................                918               826
PENSION OBLIGATIONS ....................................................                 --               138
OTHER LONG-TERM LIABILITIES ............................................                249               269

COMMITMENTS AND CONTINGENCIES ..........................................                 --                --

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares

Common stock, par value $1
                                               2005              2004
                                               ----              ----
   Authorized shares ..............        11,848,106         11,848,106
   Reserved shares ................            88,662            101,023
   Issued (including treasury) ....         4,617,010          4,617,010              4,617             4,617
Additional paid-in capital .............................................             29,724            29,772
Accumulated deficit ....................................................            (27,895)          (27,478)
Accumulated other comprehensive loss ...................................             (1,545)           (1,441)
                                                                               ------------      ------------
                                                                                      4,901             5,470
Less cost of treasury shares:
    2005, 80,761 and 2004, 80,754 ......................................              1,597             1,597
                                                                               ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY ...................................              3,304             3,873
                                                                               ------------      ------------
                                                                               $     12,654      $     13,942
                                                                               ============      ============

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
Dollars in thousands (except per share data)

                                                                                  Year Ended December 31,
                                                                        ----------------------------------------------
                                                                            2005              2004             2003
                                                                            ----              ----             ----
NET SALES ........................................................      $    26,563       $    28,483      $    26,740
                                                                        -----------       -----------      -----------

Cost and expenses:
    Cost of sales ................................................           17,455            18,884           16,451
    Selling, shipping and advertising ............................            3,583             3,526            3,164
    General and administrative ...................................            3,899             4,088            4,665
    Depreciation and amortization ................................              738               772              658
                                                                        -----------       -----------      -----------
                                                                             25,675            27,270           24,938
                                                                        -----------       -----------      -----------

EARNINGS BEFORE INTEREST AND OTHER ITEMS .........................              888             1,213            1,802
                                                                        -----------       -----------      -----------

Other expense:
    Interest expense .............................................              473               367              308
    Nonrecurring loss - sale of charter aircraft & business ......              591                --               --
    Other-net ....................................................              326               342              343
                                                                        -----------       -----------      -----------
                                                                              1,390               709              651
                                                                        -----------       -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES ..............................             (502)              504            1,151

Income tax provisions (benefits) .................................             (169)              311              448
                                                                        -----------       -----------      -----------

NET EARNINGS (LOSS) ..............................................      $      (333)      $       193      $       703
                                                                        ===========       ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:
Basic ............................................................      $     (0.07)      $      0.04      $      0.16
Diluted ..........................................................      $     (0.07)      $      0.04      $      0.15

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
For the Years Ended December 31, 2005, 2004 and 2003
Dollars in thousands

                                          12%
                                     Cumulative                                        Accumulated                          Compre-
                                     Convertible             Additional                   Other      Treasury              hensive
                                      Preferred     Common    Paid-in     Accumulated  omprehensive    Stock                Income
                                        Stock       Stock     Capital       Deficit       Loss       (at cost)    Total      (Loss)
                                     -----------  ---------  ----------   -----------  ------------  ---------   -------   ---------
Balance at December 31, 2002          $      --   $   4,525   $  29,894     $(28,223)    $ (2,141)    $(1,597)   $2,458
                                      ---------   ---------   ---------     ---------    ---------    --------   -------

Net earnings - 2003                                                              703                                 703    $   703
                                                                                                                            -------

Dividends                                                                         (7)                                 (7)
Translation adjustment, net of tax                                                                                               58
Pensions, net of tax                                                                                                            287
                                                                                                                            -------
Other comprehensive income                                                                    345                    345        345
                                                                                                                            -------
Comprehensive income                                                                                                        $ 1,048
                                                                                                                            =======
Shares issued for:
      Stock options exercised                            24                                                           24
Stock option purchased                                              (48)                                             (48)
                                      ---------   ---------   ---------     ---------    ---------    --------   -------
Balance at December 31, 2003                 --       4,549      29,846      (27,527)      (1,796)      (1,597)    3,475
                                      ---------   ---------   ---------     ---------    ---------    --------   -------

Net earnings - 2004                                                              193                                 193    $   193
                                                                                                                            -------

Dividends                                                                       (125)                               (125)
Translation adjustment, net of tax                                                                                               63
Other comprehensive loss on swap                                                                                                (10)
Pensions, net of tax                                                                                                            302
                                                                                                                            -------
Other comprehensive income                                                                    355                    355        355
                                                                                                                            -------
Comprehensive income                                                                                                        $   548
                                                                                                                            =======
Fair value of stock options granted,
     net of tax                                                       3                                                3
Shares issued for:
     Stock options exercised                             50          16                                               66
     Preferred shares converted                          18         (18)                                              --
Preferred shares redeemed                                           (27)         (19)                                (46)
Stock option purchased                                              (48)                                             (48)
                                      ---------   ---------   ---------     ---------    ---------    --------   -------
Balance at December 31, 2004                 --       4,617      29,772       (27,478)      (1,441)     (1,597)    3,873
                                      ---------   ---------   ---------     ---------    ---------    --------   -------

Net  loss - 2005                                                                (333)                               (333)   $  (333)
                                                                                                                            -------

Dividends                                                                        (84)                                (84)
Translation adjustment, net of tax                                                                                               10
Other comprehensive gain on swap                                                                                                 23
Pensions, net of tax                                                                                                           (137)
                                                                                                                            -------
Other comprehensive  loss                                                                    (104)                  (104)      (104)
                                                                                                                            -------
Comprehensive loss                                                                                                          $  (437)
                                                                                                                            =======
Stock option purchased                                              (48)                                             (48)
                                      ---------   ---------   ---------     ---------    ---------    --------   -------
Balance at December 31, 2005          $      --   $   4,617   $  29,724    $ (27,895)   $  (1,545)   $  (1,597)  $ 3,304
                                      =========   =========   =========    =========    =========    =========   =======

                                                           SHARE ACTIVITY
                                             -----------------------------------------
                                                  12%
                                              Cumulative
                                             Convertible
                                              Preferred        Common        Treasury
                                                 Stock          Stock          Stock
                                              ---------       ---------      ---------
Balance at December 31, 2002                     34,875       4,524,012         80,737
Shares issued for:
     Stock options exercised                                     24,311
                                              ---------       ---------      ---------
Balance at December 31, 2003                     34,875       4,548,323         80,737
Shares issued for:
     Stock options exercised                                     50,131
     Preferred shares converted                 (14,553)         18,556             17
Preferred shares redeemed                       (20,322)
                                              ---------       ---------      ---------
Balance at December 31, 2004                         --       4,617,010         80,754
Treasury shares                                                                      7
                                              ---------       ---------      ---------
Balance at December 31, 2005                         --       4,617,010         80,761
                                              =========       =========      =========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Dollars in thousands

                                                                                       Year Ended December 31,
                                                                           ----------------------------------------------
                                                                               2005              2004              2003
                                                                               ----              ----              ----
Cash Flows from Operating Activities:
Net earnings (loss) .................................................      $      (333)      $       193       $       703
Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization ...................................              738               772               658
    Deferred income tax provisions (benefit) ........................             (235)              154               313
    Loss (gain) on disposal of assets ...............................               97                --               (63)
    Increase (decrease) in cash from changes in:
       Accounts receivable ..........................................               49               293              (404)
       Inventories ..................................................             (221)             (431)              434
       Other current assets .........................................              291              (148)               36
       Accounts payable .............................................              343               183               (37)
       Accrued expenses .............................................             (279)             (193)              331
       Other non-current assets and other long-term
         liabilities ................................................             (108)              (23)             (105)
    Net change in pension-related accounts ..........................             (507)             (264)              (24)
    Effect of exchange rate changes .................................               10                63                54
    Discontinued operations .........................................               --                (5)              (42)
                                                                           -----------       -----------       -----------
       Net cash provided by  (used in) operating activities .........             (155)              594             1,854
                                                                           -----------       -----------       -----------

Cash Flows from Investing Activities:
Capital expenditures ................................................             (597)             (687)             (422)
Proceeds from sale of property, plant & equipment ...................            1,600                --                76
                                                                           -----------       -----------       -----------
       Net cash provided ( used in) investing activities ............            1,003              (687)             (346)
                                                                           -----------       -----------       -----------

Cash Flows from Financing Activities:
Proceeds from short-term debt .......................................              750             3,219               495
Proceeds from issuance of common stock ..............................               --                65                24
Payments of long-term debt ..........................................             (738)             (324)             (282)
Payments of long-term lease obligations .............................             (224)              (86)              (37)
Payments of short-term debt .........................................             (689)           (2,627)           (1,302)
Payments of dividends ...............................................              (84)             (125)               (7)
Redemption of preferred stock .......................................               --               (46)               --
Cost of stock option agreement ......................................              (48)              (48)              (48)
                                                                           -----------       -----------       -----------
       Net cash provided by (used in) financing activities ..........           (1,033)               28            (1,157)
                                                                           -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents ................             (185)              (65)              351

Cash and cash equivalents at beginning of year ......................              599               664               313
                                                                           -----------       -----------       -----------
Cash and cash equivalents at end of year ............................      $       414       $       599       $       664
                                                                           ===========       ===========       ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements include the accounts of Ronson Corporation (the "Company") and its subsidiaries, all of which are wholly owned. Its principal subsidiaries are Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey; Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, Canada (these together are "Ronson Consumer Products"); and Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      Allowances for Doubtful Accounts and Sales Incentives - Management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

      Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and in consideration of recent promotional activities. In the Company's financial statements, the allowance for sales incentives is classified as reductions of accounts receivable and net sales.

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

      Fair Value of Financial Instruments - The Company's financial instruments include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and short-term and long-term debt. The book values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and short-term debt are representative of their fair values due to the short-term maturity of these instruments. The Company's mortgage loan and term loans with Bank of America, N.A. ("Bank of America") are at variable interest rates and, therefore, their book values are considered representative of their fair values. The book value of the Company's other long-term debt is considered to approximate its fair value based on current market rates and conditions (refer to Note 4).

      Derivative Financial Instruments - The Company utilizes a derivative instrument, an interest rate swap, to modify the Company's exposure to interest rate risk. The Company accounts for this derivative instrument under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivatives that are designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value with any changes recognized immediately in the Statements of Consolidated Operations. By policy, the Company has not historically entered into derivative financial instruments for trading purposes or for speculation.

      The Company has entered into an interest rate swap agreement (see Note 4). The interest rate swap agreement effectively modifies the Company's exposure to interest risk by converting a portion of the Company's floating-rate long-term debt to a fixed rate. Based on criteria defined in SFAS 133, the interest rate swap is considered a cash flow hedge and is 100% effective. The interest rate swap is marked to market in the balance sheet. The mark-to-market value of the cash flow hedge is recorded in Other Non-current Assets or Other Long-term Liabilities and the offsetting gains or losses in Accumulated Other Comprehensive Loss. If the contract is terminated prior to maturity, the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of the interest rate swap contracts would be deferred and recognized over the remaining life of the contract.

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

      Declaration of 5% Common Stock Dividend - The Company's Board of Directors on February 23, 2006, declared a 5% stock dividend on the Company's outstanding common stock. The 5% stock dividend is payable on April 15, 2006, to stockholders of record March 31, 2006. The 5% stock dividend will increase the outstanding common shares of the Company by about 215,000 to about 4,536,000 shares.

      Revenue Recognition - Net Sales are recognized by Ronson Consumer Products on the date of shipment of the product to domestic customers and on the date title for the goods has been transferred on shipments to foreign customers, prior to which an arrangement exists, the price is fixed, and it has been determined that collectibility is reasonably assured.

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

      Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $348,000, $313,000, and $339,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

      Shipping and Handling Costs - The Company records shipping and handling costs within Selling, Shipping, and Advertising Expenses. Such costs amounted to about $1,659,000, $1,595,000, and $1,176,000 for the years ended December 31,
2005, 2004, and 2003, respectively.

      Advertising Expenses - Costs of advertising are expensed as incurred and amounted to approximately $159,000, $164,000, and $131,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

      Accrued Expenses - On December 31, 2005, Accrued Expenses included: accrued vacation pay and other compensation of $573,000, and accrued pension costs of $711,000. No other item amounted to greater than 5% of total current liabilities. At December 31, 2005 and 2004, Accrued Expenses included accrued expenses of discontinued operations of $318,000.

      Other Current Assets - On December 31, 2005, Other Current Assets included deferred income tax assets of $694,000. No other item amounted to greater than 5% of total current assets.

      Stock Options - In 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. The Company has elected to apply the prospective method as permitted by SFAS No. 148. Accordingly all options granted on and after January 1, 2003 are charged against income at their fair value. Those issued prior to adoption are accounted for on the intrinsic method in accordance with Accounting Principles Board Opinion (APB) No. 25. See
Note 9 to the Consolidated Financial Statements.

      Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                                   Year Ended December 31, 2005
                                                                                            Per Share
                                                            Loss             Shares           Amount
                                                         ---------         ---------        ---------
                                                                               (2)              (2)
      BASIC ........................................     $    (333)            4,537        $   (0.07)
         Effect of dilutive
           securities, stock options (1)                        --                --
                                                         ---------         ---------
      DILUTED ......................................     $    (333)            4,537        $   (0.07)
                                                         =========         =========        =========

                                                                                            Year Ended December 31, 2004
                                                                                                                     Per Share
                                                                                   Earnings           Shares           Amount
                                                                                  ---------         ---------        ---------
                                                                                                        (2)             (2)
      Net earnings .......................................................        $     193
      Less accrued dividends on
         preferred stock .................................................               (2)
                                                                                  ---------
         BASIC ...........................................................        $     191             4,498        $    0.04
                                                                                  =========         =========        =========

      Effect of dilutive securities (1):
        Stock options ....................................................                                 71
        Cumulative convertible
          preferred stock ................................................        $       2                18
                                                                                  ---------         ---------

        DILUTED ..........................................................        $     193             4,587        $    0.04
                                                                                  =========         =========        =========

                                                                                           Year Ended December 31, 2003
                                                                                                                     Per Share
                                                                                   Earnings           Shares           Amount
                                                                                  ---------         ---------        ---------
                                                                                                        (2)             (2)
      Net earnings .......................................................        $     703
      Less accrued dividends on
        preferred stock ..................................................               (7)
                                                                                  ---------

        BASIC ............................................................        $     696             4,453        $    0.16
                                                                                  =========         =========        =========

      Effect of dilutive securities (1):
        Stock options ....................................................                                 41
        Cumulative convertible
          preferred stock ................................................        $       7                44
                                                                                  ---------         ---------

        DILUTED ..........................................................        $     703             4,538        $    0.15
                                                                                  =========         =========        =========

      (1)   The stock options were anti-dilutive for the year ended
            December 31, 2005 and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings (Loss) per Common Share for that year.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 23, 2006.

      At December 31, 2005, the Company had outstanding approximately 4,536,000 shares of common stock, after the 5% stock dividend declared on February 23, 2006.

      Reclassification - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

Note 2. INCOME TAXES:

      At December 31, 2005, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $3,657,000, expiring as follows: $1,478,000 in 2010 to 2012; $1,379,000 in 2018 to 2020; and $800,000 in
2021 to 2025. The Company also had available federal and state alternative minimum tax credit carryforwards of approximately $104,000.

      The income tax expenses (benefits) consisted of the following (in thousands):

                                                                        Year Ended December 31,
                                                                     2005        2004        2003
                                                                     ----        ----        ----
      Current:
          Federal ..........................................         $   --     $   (4)     $   20
          State ............................................             38        152         110
          Foreign ..........................................             28          9           5
                                                                     ------     ------      ------
                                                                         66        157         135
                                                                     ------     ------      ------
      Deferred:
          Federal ..........................................           (212)       144         343
          State ............................................            (23)        10         (30)
                                                                     ------     ------      ------
                                                                       (235)       154         313
                                                                     ------     ------      ------
             Income tax expenses (benefits) net ............         $ (169)    $  311      $  448
                                                                     ======     ======      ======

      Current income taxes in the years ended December 31, 2005, 2004, and 2003, were presented net of credits of $16,000, $110,000, and $420,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109.

      The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax expenses was as follows (in thousands):

                                                                        Year Ended December 31,
                                                                     2005        2004        2003
                                                                     ----        ----        ----
      Tax expense amount computed using
        statutory rate .....................................         $ (170)    $  171       $  392
      State taxes, net of federal benefit ..................             10        110           53
      Operations outside the US ............................             (3)       (10)         (28)
      Discontinued operations and other ....................             (6)        40           31
                                                                     ------     ------       ------
        Income tax expenses (benefit) net ..................         $ (169)    $  311       $  448
                                                                     ======     ======       ======

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                                      December 31,
                                                                                    2005       2004
                                                                                    ----       ----
      Deferred income tax assets:
         Inventories, principally due to additional costs
            inventoried for tax purposes pursuant to the Tax
            Reform Act of 1986 and valuation reserves for
            financial reporting purposes ......................................   $  122      $   97
         Compensation and compensated absences, principally
          due to accrual for financial reporting purposes .....................      199         265
         Accrual of projected environmental costs, principally
          related to Prometcor's compliance with NJDEP
          requirements ........................................................      201         201
         Net operating loss carryforwards .....................................    1,704       1,392
         Alternative minimum tax credit carryforwards .........................      104          96
         Unrecognized net loss on pension plan ................................    1,077         986
         Other ................................................................      382         256
                                                                                  ------      ------
          Total gross deferred income tax assets ..............................    3,789       3,293
          Less valuation allowance ............................................      119         126
                                                                                  ------      ------
          Net deferred income tax assets ......................................    3,670       3,167
                                                                                  ------      ------
      Deferred income tax liabilities:
         Pension expense, due to contributions in excess of
            net accruals ......................................................      865         650
         Other ................................................................       85          32
                                                                                  ------      ------
            Total gross deferred income tax liabilities .......................      950         682
                                                                                  ------      ------
            Net deferred income taxes .........................................   $2,720      $2,485
                                                                                  ======      ======

      A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $3,800,000 in the years prior to the expiration of the net operating loss carryforwards in 2025. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards.

      The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                December 31,
                                                             2005        2004
                                                             ----        ----
      Current:
        Other current assets ........................       $  495      $  435
        Current assets of discontinued operations ...          199         199
                                                            ------      ------
           Total current ............................          694         634
                                                            ------      ------
      Long Term:
        Other assets ................................        1,127         895
        Other assets of discontinued operations .....          899         956
                                                            ------      ------
           Total long term ..........................        2,026       1,851
                                                            ------      ------

        Total net deferred income tax assets ........       $2,720      $2,485
                                                            ======      ======

Note 3.  SHORT-TERM DEBT:

            Composition (in thousands):

                                                            December 31,
                                                          2005        2004
                                                          ----        ----

      Revolving loans .............................      $1,500      $1,429
      Other .......................................          --          10
                                                         ------      ------
                                                         $1,500      $1,439
                                                         ======      ======

      In 1995 RCPC entered into an agreement with Bank of America for a Revolving Loan. In 1997 Ronson Aviation entered into an agreement with Bank of America for a Revolving Loan. On January 11, 2006, RCPC, Ronson Aviation and Bank of America extended the Revolving Loans to January 31, 2007. The terms of the agreement provide for a covenant requiring minimum earnings before interest, taxes, depreciation and amortization (EBITDA), and for fees payable to the bank monthly beginning on February 28, 2006, if the loans remain outstanding at the end of each month. The extension agreement also amended certain other terms of the Revolving Loan agreements.

      The RCPC Revolving Loan of $1,500,000 at December 31, 2005, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The balance available under the Revolving Loan is determined by the level of receivables and inventory. The Revolving Loan bears interest at the rate of 0.5% above Bank of America's prime rate (7.25% at December 31, 2005). The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory and machinery and equipment of RCPC; a second mortgage on the land, buildings and improvements of RCPC; and the guarantee of the Company. The Bank of America agreement also has restrictive covenants which, among other things, limit the transfer of assets between the Company and its subsidiaries.

      In 1995 Ronson-Canada entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. The Revolving Loan is secured by the accounts receivable and inventory of Ronson-Canada, and the amounts available under the line are based on the level of accounts receivable. The loan bears interest at the rate of 1.25% over the CIBC prime rate (5.0% at December 31, 2005). The line of credit, payable on demand, is guaranteed by the Company. The CIBC agreement has restrictive covenants which, among other things, limit the transfer of assets from Ronson-Canada to RCPC and the Company. At December 31, 2005, Ronson-Canada utilized no borrowings under the Revolving Loan.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2005, Ronson Consumer Products had unused borrowings available at December 31, 2005, of about $385,000 under the Bank of America and CIBC lines of credit described above. (Refer to Note 4 below for information regarding the book value of assets pledged as collateral for the debt above.)

      Ronson Aviation's Revolving Loan is under a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. The Revolving Loan bears interest at the rate of 1.0% above Bank of America's prime rate (7.25% at December 31, 2005). The Revolving Loan is payable on demand and is secured by the accounts receivable, inventory and machinery and equipment (excluding aircraft) of Ronson Aviation; and the guarantees of the Company and RCPC. The Bank of America agreement also contains restrictive covenants. At December 31, 2005, Ronson Aviation utilized no borrowings under the Revolving Loan.

      Based on no loan outstanding and the level of accounts receivable at December 31, 2005, Ronson Aviation had unused borrowings available at December 31, 2005, of about $294,000 under the Bank of America line of credit described above.

      At December 31, 2005, the weighted average interest rate for the total short-term debt was 7.75%.

      The Company had outstanding letters of credit totaling $210,000 which were issued by Bank of America as follows: a $60,000 standby letter of credit for Ronson Aviation under its line of credit related to aircraft on order from Raytheon, and a standby letter of credit of $150,000 related to the RCPC lease of additional warehouse space, secured by a certificate of deposit in the amount of $153,000.

Note 4. LONG-TERM DEBT:

           Composition (in thousands):

                                                                                    December 31,
                                                                                 2005           2004
                                                                                 ----           ----
         Mortgage loan payable, Bank of America (a) ..........................  $ 1,241       $ 1,336
         Notes payable, Bank of America (b) ..................................       --           590
         Note payable, lessor (c) ............................................      396           421
         Term notes payable ..................................................       68            49
                                                                                -------       -------
                                                                                  1,705         2,396
         Less portion in current liabilities .................................      155           731
                                                                                -------       -------
         Balance of long-term debt ...........................................  $ 1,550       $ 1,665
                                                                                =======       =======

      (a) In May 1999 the Company, RCPC and Bank of America entered into an agreement, in the original amount of $1,760,000, which refinanced an existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. On January 11, 2006, the Company, RCPC and Bank of America amended the Mortgage Loan, changing the expiration to January 31, 2007 from its previously scheduled expiration date of December 1, 2008. The Mortgage Loan balance was $1,241,000 at December 31, 2005. The Mortgage Loan agreement is secured by a first mortgage on the land, buildings and improvements of RCPC, and is payable in monthly installments of $7,951, plus interest, with a final installment on January 31, 2007, of approximately $1,137,000. The loan bears interest at the rate of 0.5% above Bank of America's prime rate.

      (b) The Notes Payable, Bank of America, consisted of two term loans payable by

Ronson Aviation to Bank of America, collateralized by a specific aircraft and guaranteed by the Company. The notes were repaid from the proceeds of the sale in September 2005 of Ronson Aviation's charter aircraft and business.

      (c) As part of the lease agreement for its new warehouse, effective March 1, 2004, RCPC entered into a term note payable to the lessor in the original amount of $440,000. The note, with a balance of $396,000 on December 31, 2005, bears interest at the rate of 8.25% and is payable in monthly installments of $3,787 including interest through February 2013, with a final payment of $150,000 on March 1, 2013. The note is secured by the leasehold improvements at the warehouse and a letter of credit in the amount of $150,000.

      At December 31, 2005, fixed assets with a net book value of $1,794,000, accounts receivable and inventories of $4,417,000, and a certificate of deposit of $153,000 are pledged as collateral for the debt detailed in Notes 4 and 5.

      Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $2,450,000 at December 31, 2005, substantially all of which was restricted as to transfer to the Company and its subsidiaries due to various covenants of their debt agreements at December 31, 2005.

      Long-term debt matures as follows: 2006, $155,000; 2007, $1,194,000; 2008,
$43,000; 2009, $36,000; 2010, $37,000, and 2011-2013, $240,000.

      In December 2003 the Company entered into an interest rate swap agreement in order to manage interest rate exposure. Effectively, the Company converted its Mortgage Loan payable of variable-rate debt to fixed-rate debt with an effective interest rate of 7.45%. The interest rate swap is considered a cash flow hedge and is 100% effective. As a result, the mark-to-market value of both the fair value hedging instrument and the underlying debt obligation are recorded as equal, and offsetting gains or losses in other expense. At December 31, 2005, the interest rate swap had a fair value of $21,000 recorded in other non-current assets with the corresponding adjustment to Accumulated Other Comprehensive Loss. The fair value of the interest rate swap agreement, obtained from the financial institution, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

Note 5. LEASE OBLIGATIONS:

      Lease expenses consisting principally of office and warehouse rentals, totaled $601,000, $602,000, and $514,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

      At December 31, 2005, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                       Operating    Capitalized
                                            Total        Leases        Leases
                                            -----      ---------    ------------
      Year Ending December 31:
      2006 ..............................   $  659       $  333       $  326
      2007 ..............................      640          318          322
      2008 ..............................      573          301          272
      2009 ..............................      426          206          220
      2010 ..............................      324          130          194
      2011-2012  ........................      345          292           53
                                            ------       ------       ------
      Total obligations .................   $2,967       $1,580        1,387
                                            ======       ======
      Less: Amount representing
            interest ....................                                217
                                                                      ------
      Present value of capitalized
        lease obligations ...............                             $1,170
                                                                      ======

      Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                           December 31,
                                                         2005        2004
                                                         ----        ----

      Machinery and equipment ....................      $1,513      $1,232
      Less accumulated amortization ..............         185         168
                                                        ------      ------
                                                        $1,328      $1,064
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

Note 6. RETIREMENT PLANS:

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

      Plan assets primarily included common stocks (71%), cash and money market accounts (18%), a guaranteed annuity contract (4%), and 218,624 shares of common stock of the Company (7%). The stock of the Company held by the Plan was valued at $286,000 and $384,000 at December 31, 2005 and 2004, respectively.

      The Company uses a measurement date of December 31 for its pension plans. The benefit obligations below are equal to the accumulated benefit obligations. The following table sets forth the plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                         Year Ended December 31,
                                                            2005         2004
                                                            ----         ----
      Change in Benefit Obligation:
         Benefit obligation at beginning of year ...      $ 4,824      $ 4,980
         Service cost ..............................           31           26
         Interest cost .............................          266          274
         Actuarial loss ............................          242           69
         Benefits paid .............................         (599)        (525)
                                                          -------      -------
         Benefit obligation at end of year .........        4,764        4,824
                                                          -------      -------
      Change in Plan Assets:
         Fair value of plan assets at beginning
           of year .................................        3,826        3,200
         Actual return on plan assets ..............          (21)         469
         Employer contributions ....................          847          682
         Benefits paid .............................         (599)        (525)
                                                          -------      -------
         Fair value of plan assets at end of year ..        4,053        3,826
                                                          -------      -------

         Funded status .............................         (711)        (998)
         Unrecognized actuarial loss ...............        2,695        2,467
         Unrecognized prior service cost ...........           62           69
                                                          -------      -------
      Net amount recognized ........................      $ 2,046      $ 1,538
                                                          =======      =======

      Amounts Recognized in the Consolidated
         Balance Sheets Consist of:
           Accrued benefit liability ...............      $  (711)     $  (998)
           Intangible asset ........................           62           69
           Accumulated other comprehensive loss,
             excluding the income tax effect .......        2,695        2,467
                                                          -------      -------
         Net amount recognized .....................      $ 2,046      $ 1,538
                                                          =======      =======

      The weighted-average assumptions used in the benefit obligations were as follows:

                                                         Year Ended December 31,
                                                                2005      2004
                                                                ----      ----

      Discount rate.................................            5.5%      5.5%

      If the additional minimum liability recorded exceeds the unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                      Year Ended December 31,
                                                     2005      2004        2003
                                                     ----      ----        ----
Components of net periodic benefit cost:
   Service cost ...............................     $  31      $  26      $  22
   Interest cost ..............................       266        274        269
   Expected return on plan assets .............      (191)      (160)      (132)
   Amortization of prior service cost .........         6         14         20
   Recognized actuarial loss ..................       226        264        291
                                                    -----      -----      -----
   Net pension expense ........................     $ 338      $ 418      $ 470
                                                    =====      =====      =====

      The weighted average assumptions used in computing the net period benefit cost were as follows:

                                                     Year Ended December 31,
                                                      2005    2004    2003
                                                      ----    ----    ----
      Discount rate ..............................    5.5%    5.5%    5.5%
      Expected long-term rate of return
        on plan assets ...........................    5.0%    5.0%    5.0%

      Contributions to the pension plan during 2006 are expected to be approximately $740,000.

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

      The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $62,000, $71,000 and $59,000 for this plan were recorded in 2005, 2004 and 2003, respectively.

Note 7. COMMITMENTS AND CONTINGENCIES:

      In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The full extent of the costs and time required for completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2005, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

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

      The Company is involved in a shareholder's derivative action and a second lawsuit filed by the same shareholder. The Company incurred approximately $95,000, $145,000, and $460,000 in net legal costs related to the matters in 2005, 2004, and 2003, respectively. These costs were net of the associated insurance reimbursements. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings.

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

      The Company has an employment contract with an officer of the Company which expires on December 31, 2007. Base salaries in the years 2006 and 2007 are $572,991 and $593,045, respectively, with the increases subject to the Company reporting operating earnings in the year prior to each increase. The base salary in 2006 reflects a 7% reduction offered and accepted by Mr. Louis V. Aronson effective October 1, 2005, and the increase due to Mr. Louis V. Aronson under the terms of the contract on January 1, 2006 was waived by him. The contract also provides for additional compensation and benefits, including a death benefit equal to two years' salary. The Company has purchased term insurance for which the Company is the sole beneficiary to provide coverage for a substantial portion of the potential death benefit.

Note 8. PREFERRED STOCK:

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

Note 9. STOCK OPTIONS:

      The Company has two incentive stock option plans which provide for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers, directors and other key employees of the Company and its subsidiaries at not less than 100% of the fair market value on the date on which options are granted. On November 27, 2001, the stockholders approved the adoption of the Company's 2001 Incentive Stock Option Plan which provides for the grant of options for up to 159,535 shares of common stock. In August 1996 the stockholders approved the adoption of the Company's 1996 Incentive Stock Option Plan which provides for the grant of options for up to 127,628 shares of common stock. Options granted under the plans are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

                                                    Year Ended December 31,
                                                   2005       2004       2003
                                                   ----       ----       ----

      Risk-free interest rate                      4.31%      3.15%      3.25%
      Dividend yield                                  0%         0%         0%
      Volatility factor -
        expected market price of Company's
        common stock                               0.46       0.47        0.8
      Weighted average expected life
        of options                                5 years    5 years    5 years

      A summary of the Company's stock option activity and related information for the three years ended December 31, 2005, were as follows:

                                               Number           Weighted
                                                of               Average
                                              Options        Exercise Price
                                              -----------------------------

Outstanding at 12/31/02                       176,388             $  1.125
   Granted                                         --
   Exercised                                  (24,311)            $  1.025
   Expired                                     (1,530)            $  0.944
                                              -------

Outstanding at 12/31/03                       150,547             $  1.138
   Granted                                     12,155             $  0.844
   Exercised                                  (50,131)            $  1.293
   Expired                                    (11,548)            $  1.901
                                              -------

Outstanding at 12/31/04                       101,023             $  0.938
   Granted                                         --
   Exercised                                       --
   Expired                                    (12,361)            $  0.938
                                              -------

Outstanding at 12/31/05                        88,662             $  0.939
                                              =======             ========

Exercisable at 12/31/05                        88,662             $  0.939
                                              =======             ========

        Weighted average fair value of options
          granted during the year for options
          on which the exercise price:
        Equals the market price on the grant date                    N/A

        Exceeds the market price on the grant date                   N/A

      Exercise prices for options outstanding as of December 31, 2005, ranged from $.93 to $.94 per share. The weighted average contractual life of those options was 1.79 years.

Note 10. STATEMENTS OF CASH FLOWS:

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):


                                                     Year Ended December 31,
                                                    2005      2004      2003
                                                    ----      ----      ----
      Cash Payments for:
         Interest ............................     $  397    $  324    $  283
         Income taxes ........................         30       225        54

      Financing & Investing Activities
         Not Affecting Cash:
         Capital lease obligations incurred           373     1,055        --
         Leasehold improvements financed by
           lessor                                      --       440        --
         Equipment financed by seller                  47        62        --

Note 11. INDUSTRY SEGMENTS INFORMATION:

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

      The aviation services segment represents the fueling, servicing and sales of fixed wing aircraft, servicing of helicopters and rental of hangar and office space. The aircraft product and services are sold through Company sales personnel. Ronson Aviation provides a wide range of general aviation services to the general public and to government agencies located in the vicinity of its facilities in Trenton, New Jersey.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss before intercompany charges and income taxes.

Financial information by industry segment is summarized below (in thousands):

                                                           2005                 2004                 2003
                                                           ----                 ----                 ----
Net sales:
  Consumer Products ...........................        $    15,664          $    16,768          $    16,773
  Aviation Services ...........................             10,899               11,715                9,967
                                                       -----------          -----------          -----------
     Consolidated .............................        $    26,563          $    28,483          $    26,740
                                                       ===========          ===========          ===========

Earnings (loss) before interest, other
 items, and intercompany charges:
  Consumer Products ...........................        $     1,347          $     1,807          $     2,610
  Aviation Services ...........................              1,435                1,253                1,454
                                                       -----------          -----------          -----------
  Total Reportable Segments ...................              2,782                3,060                4,064
  Corporate and others ........................             (1,799)              (1,702)              (1,802)
  Other charges ...............................                (95)                (145)                (460)
                                                       -----------          -----------          -----------
     Consolidated .............................        $       888          $     1,213          $     1,802
                                                       ===========          ===========          ===========

Interest expense:
  Consumer Products ...........................        $       195          $       112          $        85
  Aviation Services ...........................                 50                  100                   67
                                                       -----------          -----------          -----------
  Total Reportable Segments ...................                245                  212                  152
  Corporate and others ........................                228                  155                  156
                                                       -----------          -----------          -----------
     Consolidated .............................        $       473          $       367          $       308
                                                       ===========          ===========          ===========

Depreciation and amortization:
  Consumer Products ...........................        $       379          $       289          $       252
  Aviation Services ...........................                324                  449                  398
                                                       -----------          -----------          -----------
  Total Reportable Segments ...................                703                  738                  650
  Corporate and others ........................                 35                   34                    8
                                                       -----------          -----------          -----------
     Consolidated .............................        $       738          $       772          $       658
                                                       ===========          ===========          ===========

Earnings (loss) before intercompany
 charges and taxes:
  Consumer Products ...........................        $     1,126          $     1,691          $     2,521
  Aviation Services ...........................              1,381                1,158                1,374
                                                       -----------          -----------          -----------
  Total Reportable Segments ...................              2,507                2,849                3,895
  Corporate and others ........................             (2,272)              (2,200)              (2,284)
  Other charges ...............................                (95)                (145)                (460)
  Nonrecurring losses .........................               (642)                  --                   --
                                                       -----------          -----------          -----------
     Consolidated .............................        $      (502)         $       504          $     1,151
                                                       ===========          ===========          ===========

Segment assets:
  Consumer Products ...........................        $     7,224          $     6,586          $     4,569
  Aviation Services ...........................              2,745                4,689                5,281
                                                       -----------          -----------          -----------
  Total Reportable Segments ...................              9,969               11,275                9,850
  Corporate and others ........................              1,594                1,511                1,551
  Discontinued operations .....................              1,092                1,156                1,202
                                                       -----------          -----------          -----------
     Consolidated .............................        $    12,655          $    13,942          $    12,603
                                                       ===========          ===========          ===========

Segment expenditures for
 long-lived assets:
  Consumer Products ...........................        $       625          $     1,883          $       152
  Aviation Services ...........................                379                  298                  267
                                                       -----------          -----------          -----------
  Total Reportable Segments ...................              1,004                2,181                  419
  Corporate and others ........................                 13                   62                    3
                                                       -----------          -----------          -----------
     Consolidated .............................        $     1,017          $     2,243          $       422
                                                       ===========          ===========          ===========

      Geographic information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                                                Year Ended December 31,
                                              2005        2004        2003
                                              ----        ----        ----
      Net Sales (1):
      United States ..................    $ 24,580    $ 26,752    $ 24,826
      Canada .........................       1,635       1,488       1,534
      Other foreign countries ........         348         243         380
                                          --------    --------    --------
                                          $ 26,563    $ 28,483    $ 26,740
                                          ========    ========    ========

                                                            December 31,
                                                         2005         2004
                                                         ----         ----

      Long-Lived Assets:
      United States ............................     $  4,093     $  5,505
      Canada ...................................           22           11
                                                     --------     --------
                                                     $  4,115     $  5,516
                                                     ========     ========

      (1) Net sales are attributed to countries based on location of customer.

      Information regarding the Company's net sales by product category was as follows (in thousands):

                                                      Year Ended December 31,
                                                    2005        2004        2003
                                                    ----        ----        ----
Packaged fuels, flints, lighters and
  torches                                       $ 15,574    $ 16,685    $ 16,691
Other consumer products                               90          83          82
Aircraft                                              --       2,098         598
Charter services (2)                                 358         768         447
Aviation fuels and other aviation
  products and services                           10,541       8,849       8,922
                                                --------    --------    --------
                                                $ 26,563    $ 28,483    $ 26,740
                                                ========    ========    ========

      (2) The charter business of Ronson Aviation was sold in September 2005.

      In the financial information by industry segment above, Corporate and Others is primarily composed of general and administrative expenses of the parent company. Expense categories included salaries and benefits costs; professional fees; the pension expense of the former defined benefit plans (included only in Earnings (Loss) before Intercompany Charges and Taxes) and shareholder relations expenses, among others.

      The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

      For the years ended December 31, 2005, 2004 and 2003, Net Sales which amounted to approximately $3,697,000, $3,665,000, and $4,276,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to one customer. As of December 31, 2005 and 2004, accounts receivable from that customer amounted to approximately 15% and 13%, respectively, of Consolidated Accounts Receivable. No other customer accounted for more than 10% of Consolidated Net Sales, for the years ended December 31, 2005, 2004 and 2003, or more than 10% of Consolidated Accounts Receivable at December 31, 2005 and 2004.

Note 12. ACCUMULATED OTHER COMPREHENSIVE LOSS:

      Comprehensive loss (income) is included in the Statements of Consolidated Stockholders' Equity. The components of Accumulated Other Comprehensive Loss as shown on the Consolidated Balance Sheets were as follows:

                                    Foreign                         Cash          Accumulated
                                   Currency         Minimum          Flow            Other
                                 Translation        Pension        Hedging       Comprehensive
                                  Adjustments      Liability      Adjustment         Loss
                                 -----------       ---------      ---------      -------------
Balance at December 31, 2002        $    70         $ 2,071         $    --         $ 2,141
Current period change                   (96)           (477)             --            (573)
Income tax expense                       38             190              --             228
                                    -------         -------         -------         -------
Balance at December 31, 2003             12           1,784              --           1,796
Current period change                  (105)           (504)             16            (593)
Income tax expense (benefit)             42             202              (6)            238
                                    -------         -------         -------         -------
Balance at December 31, 2004            (51)          1,482              10           1,441
Current period change                   (17)            228             (37)            174
Income tax expense (benefit)              7             (91)             14             (70)
                                    -------         -------         -------         -------

Balance at December 31, 2005        $   (61)        $ 1,619         $   (13)        $ 1,545
                                    =======         =======         =======         =======

Note 13. CONCENTRATIONS:

      During 2005 and at December 31, 2005, the Company and two of its subsidiaries had cash deposits in a bank in excess of FDIC insured limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

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

Note 14. RELATED PARTY TRANSACTIONS:

      In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period ending on April 7, 2000. The Company and Mr. Dinger entered into a second consulting agreement effective upon the expiration date of the original agreement. This agreement provided that Mr. Dinger continue to perform consulting services for the Company through April 7, 2004 at a fee of $7,000 per month. During 2004 the agreement was extended on a month-to-month basis through July 7, 2004. A new consulting agreement was effective on July 8, 2004, which provides that Mr. Dinger continue to perform consulting services at a fee of $7,000 per month for the Company for a period of thirty-six months through July 7, 2007. On January 1, 2006, Mr. Dinger's consulting fee was reduced by 7% from $7,000 per month to $6,510 per month. Mr. Dinger was compensated $84,000 during each of the years ended December 31, 2005, 2004 and 2003, under the agreements.

      In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock then held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000. In 2000 Mr. Dinger granted a new option to the Company, to purchase the shares of the Company's common stock held by Mr. Dinger. The option was for a period of 48 months, expiring April 7, 2004. The cost of the option was $4,000 per month for the period of the option or until exercised. In March 2000 Mr. Dinger purchased 290,359 shares of newly issued restricted common stock of the Company at a price of $1.96 per share. During 2004 the option agreement was extended on a month-to-month basis through July 7, 2004. A new option agreement was effective on July 8, 2004. The new option granted by Mr. Dinger is for a period of 36 months, expiring on July

      7, 2007. The exercise price of the option is $5.90 per share for the 535,222 shares now held by Mr. Dinger. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of each of the option agreements, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. The Company expended $48,000 for the options during each of the years ended December 31, 2005, 2004 and 2003, which were charged to Additional Paid-in Capital. At December 31, 2004, the fair value of the option was approximately $2,000, using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 4.35%, a dividend yield of 0%, volatility of 46%, and the option life of 1.5 years. The fair value of $2,000 compares to $46,000, the present value of the 18 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 7.75%.

      The Company incurred costs for consulting services under agreements with two directors of the Company of $112,000, $128,000, and $128,000, in the years ended December 31, 2005, 2004 and 2003, respectively. The Company incurred costs for printing services from Michael Graphics, Inc., of $57,247, $82,488 and $54,464 in the years ended December 31, 2005, 2004, and 2003. A greater than 10% shareholder of Michael Graphics, Inc., is the son-in-law of the Company's president.

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

                Schedule I              Condensed Financial Information
                                                 of Company

                Schedule II             Valuation and Qualifying Accounts

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

The Board of Directors
  Ronson Corporation:

Under date of March 10, 2006, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2005 as contained in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 10, 2006

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                           ASSETS
                           ------
                                                                                December 31,
                                                                     -------------------------------
                                                                         2005                2004
                                                                         ----                ----
CURRENT ASSETS:
Cash ........................................................        $        --         $        35
Other current assets ........................................                304                 360
                                                                     -----------         -----------
         Total Current Assets ...............................                304                 395

Property, plant, and equipment ..............................                227                 216
Less accumulated depreciation and amortization ..............                178                 161
                                                                     -----------         -----------
                                                                              49                  55
Other assets ................................................              5,382               5,343
                                                                     -----------         -----------
TOTAL ASSETS ................................................        $     5,735         $     5,793
                                                                     ===========         ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt ...........................        $        21         $        21
Accounts payable ............................................                144                 289
Other current liabilities ...................................              1,161               1,388
                                                                     -----------         -----------
         Total Current Liabilities ..........................              1,326               1,698

Long-term debt ..............................................                  7                  28
Other long term liabilities .................................              1,098                  --
Pension obligation ..........................................                 --                 194

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock ................................................              4,617               4,617
Additional paid-in capital ..................................             29,724              29,772
Accumulated deficit .........................................            (27,895)            (27,478)
Accumulated other comprehensive loss ........................             (1,545)             (1,441)
                                                                     -----------         -----------
                                                                           4,901               5,470
Less cost of treasury shares:
   2005, 80,761 and 2004, 80,754  common shares .............              1,597               1,597
                                                                     -----------         -----------
                                                                           3,304               3,873
                                                                     -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................        $     5,735         $     5,793
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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

                        CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         2005              2004             2003
                                                                         ----              ----             ----
Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation) .........................................      $     1,586       $     2,449      $     2,909
                                                                     -----------       -----------      -----------

Costs and expenses:
    General and administrative expenses .......................            1,893             1,847            2,261
    Interest expense (includes intercompany
       interest expense of  $100
       in 2005, 2004 and 2003,
       eliminated in consolidation) ...........................              228               155              155
    Non-operating expense - net ...............................              296               343              389
                                                                     -----------       -----------      -----------
                                                                           2,417             2,345            2,805
                                                                     -----------       -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
    EQUITY IN NET EARNINGS
    OF SUBSIDIARIES ...........................................             (831)              104              104

Income tax provisions (benefits) ..............................             (367)              144               48

Equity in net earnings of subsidiaries ........................              131               233              647
                                                                     -----------       -----------      -----------
NET EARNINGS (L0SS) ...........................................      $      (333)      $       193      $       703
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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------
                                                                           2005              2004              2003
                                                                           ----              ----              ----
Cash Flows from Operating Activities:
Net earnings (loss) .............................................      $      (333)      $       193       $       703
Adjustments to reconcile net earnings (loss)
    to net cash provided by
    operating activities:
    Equity in net earnings (loss) of subsidiaries ...............             (131)             (233)              (647)
    Depreciation and amortization ...............................               35                34                 8
    Deferred income tax expenses ................................             (214)               102                22
    Increase (decrease) in cash from changes in
       current assets and current liabilities ...................              (77)              (43)              170
    Decrease (increase) in net advances to (from)
       subsidiaries .............................................            1,352               565              (158)
    Net change in pension-related accounts ......................             (538)             (307)              (71)
    Other .......................................................               37              (104)              (17)
                                                                       -----------       -----------       -----------
       Net cash provided by
            operating activities ................................              131               207                10
                                                                       -----------       -----------       -----------

Cash Flows from Investing Activities:
       Net cash used in investing activities,
          capital expenditures ..................................              (13)               --                (3)
                                                                       -----------       -----------       -----------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock ..........................               --                65                24
Payments of long-term lease obligations .........................               --                (5)               (5)
Payments of long-term debt ......................................              (21)              (13)               --
Payments of dividends ...........................................              (84)             (125)               (7)
Redemption of preferred stock ...................................               --               (46)               --
Cost of stock option agreement ..................................              (48)              (48)              (48)
                                                                       -----------       -----------       -----------
       Net cash used in
          financing activities ..................................             (153)             (172)              (36)
                                                                       -----------       -----------       -----------
Net increase (decrease) in cash .................................              (35)               35               (29)

Cash at beginning of year .......................................               35                --                29
                                                                       -----------       -----------       -----------

Cash at end of year .............................................      $        --       $        35       $        --
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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           RONSON CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A: Condensed Financial Statements.

            The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

            The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 4,536,249 and 4,536,256 were outstanding at December 31, 2005 and 2004, respectively, adjusted for a 5% stock dividend declared February 23, 2006.

NOTE B: Other Assets and Other Liabilities.

                                                          December 31,
                                                         (in thousands)
                                                        2005         2004
                                                        ----         ----

         Other Assets
            Investment in subsidiaries               $   4,165    $   3,858
            Deferred income tax assets, net                832          672
            Net advances to subsidiaries                    --          436
            Other                                          385          377
                                                     ---------    ---------
                                                     $   5,382    $   5,343
                                                     =========    =========

         Other Liabilities
            Net advances from subsidiaries           $   1,098    $      --
                                                     =========    =========

            Investment in subsidiaries was eliminated in consolidation. The net advances to (from) subsidiaries of $(1,098,000) and $436,000 at December 31, 2005 and 2004, respectively, were eliminated in consolidation.

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

            In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 2005, 2004 and 2003, the Company and its subsidiaries recorded the expenses (benefits) of net deferred income tax assets of $(235,000), $154,000, and $313,000, respectively, of which $(214,000), $102,000 and $22,000, respectively, were allocated to the Company.

NOTE E: Statements of Cash Flows.

            Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Condensed Statements of Cash Flows.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                  Additions
                                                         -----------------------------
                                      Balance at         Charged to         Charged to                          Balance
                                     beginning of        costs and             other                             at end
             Description                period            expenses           accounts      Deductions (1)      of period
--------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended 12/31/05                  $        84       $        48       $        --       $        25       $       107
  Year ended 12/31/04                  $        76       $        54       $        --       $        46       $        84
  Year ended 12/31/03                  $        56       $        75       $        --       $        55       $        76

(1)  Uncollectible accounts written off, net of recoveries.