Form 10-Q
period 2006-03-31
RONSON CORP
filed 2006-05-15
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

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

                                 (732) 469-8300
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of May 1, 2006, there were 4,536,249 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEETS:
                  MARCH 31, 2006 AND DECEMBER 31, 2005                        3

               CONSOLIDATED STATEMENTS OF OPERATIONS:
                  QUARTER ENDED MARCH 31, 2006 AND 2005                       4

               CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  QUARTER ENDED MARCH 31, 2006 AND 2005                       5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                         15

        ITEM 4 - CONTROLS AND PROCEDURES                                     15


PART II - OTHER INFORMATION:

        ITEM 1 - LEGAL PROCEEDINGS                                           15

        ITEM 6 - EXHIBITS                                                    19

SIGNATURES                                                                   20

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                              March 31,       December 31,
                                                                2006             2005
                                                             ------------    ------------
                                                              (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
Cash and cash equivalents                                    $        697    $        414
Accounts receivable, net                                            2,166           1,832
Inventories:
 Finished goods                                                     1,722           1,625
 Work in process                                                        3              22
 Raw materials                                                        900             908
                                                             ------------    ------------
                                                                    2,625           2,555

Other current assets                                                1,969           1,072
                                                             ------------    ------------
            TOTAL CURRENT ASSETS                                    7,457           5,873

Property, plant and equipment, at cost:
 Land                                                                   6               6
 Buildings and improvements                                         5,399           5,374
 Machinery and equipment                                            6,560           6,515
 Construction in progress                                             631             555
                                                             ------------    ------------
                                                                   12,596          12,450
  Less accumulated depreciation and amortization                    8,483           8,335
                                                             ------------    ------------
                                                                    4,113           4,115

Other Assets                                                        2,643           2,666
                                                             ------------    ------------
                                                             $     14,213    $     12,654
                                                             ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
Short-term debt                                              $      1,550    $      1,500
Current portion of long-term debt and leases                        1,526             407
Accounts payable                                                    2,763           2,134
Accrued expenses                                                    2,526           2,592
Deferred revenue                                                      957              --
                                                             ------------    ------------
            TOTAL CURRENT LIABILITIES                               9,322           6,633

Long-term debt and leases                                           1,247           2,468
Other long-term liabilities                                           248             249

STOCKHOLDERS' EQUITY:
 Common stock                                                       4,617           4,617
 Additional paid-in capital                                        29,712          29,724
 Accumulated deficit                                              (27,817)        (27,895)
 Accumulated other comprehensive loss                              (1,519)         (1,545)
                                                             ------------    ------------
                                                                    4,993           4,901
 Less cost of treasury shares                                       1,597           1,597
                                                             ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY                              3,396           3,304
                                                             ------------    ------------
                                                             $     14,213    $     12,654
                                                             ============    ============

See note to consolidated financial statements.

               RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (in thousands of dollars, except per share data)
                                   (Unaudited)

                                                              Quarter Ended
                                                               March 31,
                                                         ----------------------
                                                           2006           2005
                                                         -------        -------

NET SALES                                                $ 7,342        $ 6,437
                                                         -------        -------

Cost and expenses:
 Cost of sales                                             4,988          4,290
 Selling, shipping and advertising                           918            912
 General and administrative                                  963            982
 Depreciation and amortization                               153            219
 Other charges                                                30             --
                                                         -------        -------
                                                           7,052          6,403
                                                         -------        -------

EARNINGS FROM OPERATIONS                                     290             34
                                                         -------        -------

Other expense:
 Interest expense                                            101             99
 Other-net                                                    58             76
                                                         -------        -------
                                                             159            175
                                                         -------        -------

EARNINGS (LOSS) BEFORE INCOME TAXES                          131           (141)

Income tax provision (benefit)                                53            (53)
                                                         -------        -------

NET EARNINGS (LOSS)                                      $    78        $   (88)
                                                         =======        =======


EARNINGS (LOSS) PER COMMON SHARE:

    Basic                                                $  0.02        $ (0.02)
                                                         =======        =======

    Diluted                                              $  0.02        $ (0.02)
                                                         =======        =======

See note to consolidated financial statements.


              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (in thousands of dollars)
                                   (Unaudited)
                                                                   Quarter Ended
                                                                     March 31,
                                                               ---------------------
                                                                 2006         2005
                                                                 ----         ----
Cash Flows from Operating Activities:
Net earnings (loss)                                            $     78    $    (88)
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                                      153         219
 Deferred income tax expense (benefit)                               16         (59)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                            487         302
  Other non-current assets and other long-term
   liabilities                                                      (19)         16
 Net change in pension-related accounts                            (203)       (214)
 Effect of exchange rate changes                                    (18)         (4)
                                                               --------    --------
              Net cash provided by operating activities             494         172
                                                               --------    --------

Cash Flows from Investing Activities:
              Net cash used in investing activities,
               capital expenditures                                (147)       (234)
                                                               --------    --------

Cash Flows from Financing Activities:
Proceeds from short-term debt                                       250          --
Payments of short-term debt                                        (200)       (131)
Payments of long-term debt                                          (39)        (84)
Payments of long-term lease obligations                             (63)        (62)
Payments of dividends                                                --         (41)
Cost of stock option agreement                                      (12)        (12)
                                                               --------    --------
              Net cash used in financing activities                 (64)       (330)
                                                               --------    --------

Net increase (decrease)in cash and cash equivalents                 283        (392)

Cash and cash equivalents at beginning of period                    414         599
                                                               --------    --------

Cash and cash equivalents at end of period                     $    697    $    207
                                                               ========    ========

See note to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE QUARTER ENDED MARCH 31, 2006 (UNAUDITED)
                ------------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

       Basis of Financial Statement Presentation - The information as of and for the three month periods ended March 31, 2006 and 2005, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

       This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

       Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

       New Authoritative Accounting Pronouncements - The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Note 2:  PER COMMON SHARE DATA
         ---------------------

       The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                          Quarter Ended March 31,
                                  2006                             2005
                     ------------------------------   -------------------------------
                                             Per                               Per
                                            Share                             Share
                     Earnings    Shares     Amount      Loss      Shares(2)   Amount
                     --------   --------   --------   --------    --------   --------

     BASIC           $     78      4,536   $    .02   $    (88)      4,321   $   (.02)
                     ========              ========   ========               ========

Effect of dilutive
     securities:
     Stock options (1)                51
                                --------

     DILUTED         $     78      4,587   $    .02   $    (88)      4,321   $   (.02)
                     ========   ========   ========   ========    ========   ========

       (1) Stock options were anti-dilutive for the three months ended March 31, 2005, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for that period.

       (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 23, 2006.

Note 3:  SHORT-TERM DEBT
         ---------------

       In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Bank of America for a Revolving Loan, now extended to January 31, 2007. The Revolving Loan with a balance of $1,550,000 at March 31, 2006, provides a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory.

       In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit is secured by its accounts receivable and inventory. At March 31, 2006, Ronson-Canada utilized no borrowings under the Revolving Loan.

       In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Bank of America for a Revolving Loan. The Revolving Loan provides a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At March 31, 2006, Ronson Aviation utilized no borrowings under the Revolving Loan.

Note 4:  LONG-TERM DEBT
         --------------

       On December 1, 2003, the Company, RCPC and Bank of America amended the Company's Mortgage Loan, extending the expiration to December 1, 2008. On January 11, 2006, the Company, RCPC and Bank of America amended the mortgage loan to expire January 31, 2007. The Mortgage Loan balance was $1,216,000 at March 31, 2006. The Mortgage Loan agreement is secured by a first mortgage on the land, buildings and improvements of RCPC, and is payable in monthly installments of $7,951, plus interest, with a final installment on January 31, 2007, of approximately $1,137,000. The loan bears interest at the rate of 0.5% above Bank of America's prime rate.

       In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with a final payment of $150,000 due at the end of the initial nine-year term, and secured by a letter of credit in the amount of $150,000. At March 31, 2006, the total balance payable on this lease agreement was $391,000.

Note 5:  CONTINGENCIES
         -------------

       In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The full extent of the costs and the time required for the completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at March 31, 2006 and December 31, 2005 was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

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

       The Company is involved in a shareholder derivative lawsuit filed in 2003 and a second lawsuit against the Company's directors and chief financial officer filed in April 2005, both filed by the same shareholder. The Company has incurred a total of approximately $730,000 in net legal costs related to the matter in 2003, 2004, 2005, and in the three months ended March 31, 2006. These costs are net of the associated insurance reimbursements. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation, however, the Company is not able to estimate, at this time, the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings.

Note 6:  INDUSTRY SEGMENTS INFORMATION
         -----------------------------

       The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

Financial information by industry segment is summarized below (in thousands):

                                              Quarter Ended
                                                March 31,
                                           ------------------
                                             2006       2005
                                           -------    -------
Net sales:
  Consumer Products                        $ 4,176    $ 3,915
  Aviation Services                          3,166      2,522
                                           -------    -------

 Consolidated                              $ 7,342    $ 6,437
                                           =======    =======
Earnings from operations:
  Consumer Products                        $   383    $   244
  Aviation Services                            356        253
                                           -------    -------

  Total reportable segments                    739        497
  Corporate and others                        (419)      (463)
  Other charges                                (30)        --
                                           -------    -------

  Consolidated                             $   290    $    34
                                           =======    =======

Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products                        $   340    $   189
  Aviation Services                            357        244
                                           -------    -------

Total reportable segments                      697        433
  Corporate and others                        (536)      (574)
  Other charges                                (30)        --
                                           -------    -------

Consolidated                               $   131    $  (141)
                                           =======    =======

Note 7:  COMPREHENSIVE INCOME
         --------------------

       Comprehensive Income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive (income) loss separately in the equity section of the Consolidated Balance Sheets.

       Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                          Quarter Ended March 31, 2006 and 2005
                                          -------------------------------------
                             Foreign Currency    Minimum        Cash Flow   Accumulated Other
                                Translation      Pension         Hedging      Comprehensive
                                Adjustments     Liability       Adjustments       Loss
                               ------------    ------------    ------------    ------------
Balance at December 31, 2005   $        (61)   $      1,619    $        (13)   $      1,545
Current period change                    30             (64)            (10)            (44)
Income tax expense                      (12)             26               4              18
                               ------------    ------------    ------------    ------------

Balance at March 31, 2006      $        (43)   $      1,581    $        (19)   $      1,519
                               ============    ============    ============    ============


Balance at December 31, 2004   $        (51)   $      1,482    $         10    $      1,441
Current period change                     6             (56)            (27)            (77)
Income tax expense                       (2)             22              10              30
                               ------------    ------------    ------------    ------------

Balance at March 31, 2005      $        (47)   $      1,448    $         (7)   $      1,394
                               ============    ============    ============    ============

Note 8:  STATEMENTS OF CASH FLOWS
         ------------------------

       Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

    Supplemental disclosures of cash flow information are as follows (in thousands):

                                                      Quarter Ended
                                                        March 31,
                                                     ---------------
                                                      2006     2005
                                                     ------   ------
Cash Payments for:
 Interest                                            $   92   $   91
 Income Taxes                                            --       --
Financing & Investing Activities
 Not Affecting Cash:
 Capital lease obligations incurred                      --       64

Note 9:  RETIREMENT PLANS
         ----------------

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                      Quarter Ended
                                       March 31,
                                 --------------------
                                   2006        2005
                                 --------    --------
Service cost                     $      8    $      6
Interest cost                          66          66
Expected return on plan assets        (48)        (48)
Recognized actuarial losses            64          56
Recognized prior service cost           2           2
                                 --------    --------
  Net pension expense            $     92    $     84
                                 ========    ========

Contributions to the pension plan during 2006 are expected as follows (in thousands):

       Paid in the three months ended March 31, 2006                    $ 289
       Expected to be paid in the balance of 2006                         451
                                                                        -----

       Total expected to be paid in the year ending December 31, 2006   $ 740
                                                                        =====

Note 10:  FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
          ----------------------------------------------

       In December 2003 the Company entered into an interest rate swap agreement in order to manage interest rate exposure. Effectively, the Company converted its Mortgage Loan payable of variable-rate debt to fixed-rate debt with an effective interest rate of 7.45%. The interest rate swap is considered a cash flow hedge and is 100% effective. As a result, the mark-to-market value of both the fair value hedging instrument and the underlying debt obligation are recorded as equal and offsetting gains or losses in other expense. At March 31, 2006, the interest rate swap had a fair value of $32,000 recorded in Other Assets with the corresponding adjustment to Accumulated Other Comprehensive Loss. The fair value of the interest rate swap agreement, obtained from the financial institution, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

       Mr. Carl W. Dinger III has granted an option to the Company to purchase the 535,222 shares now held by Mr. Dinger at an exercise price of $5.90 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. At March 31, 2006, the fair value of the option was approximately $502,000, using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 4.80%, a dividend yield of 0.00%, volatility of 63.8%, and the option life of 1.25 years. The fair value of $502,000 compares to $57,000, the present value of the 15 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 8.0%. (Refer to Note 14 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       First Quarter 2006 Compared to First Quarter 2005.

       The Company's Net Sales increased by 14% to $7,342,000 in the first quarter of 2006 as compared to $6,437,000 in the first quarter of 2005. Net Sales increased at both Ronson Consumer Products Corporation and Ronson Aviation, Inc., the Company's wholly-owned subsidiaries.

       The Company's Earnings from Operations in the first quarter of 2006 improved to $290,000 from $34,000 in the first quarter of 2005, an increase of $256,000.

     The Company's Net Earnings of $78,000 in the first quarter of 2006 were a reversal from a Net Loss of $88,000 in the first quarter of 2005, an improvement of $166,000.

Ronson Consumer Products
------------------------
(in thousands)

                                       Quarter Ended
                                         March 31,
                                      ---------------
                                       2006     2005
                                      ------   ------
Net sales                             $4,176   $3,915
Earnings from operations                 383      244
Earnings before income taxes
           and intercompany charges      340      189

       Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 7% in the first quarter of 2006 as compared to the first quarter of 2005, primarily due to increased sales of the Company's Jet Lite and Comet lighters. This increase of 7% consisted of an increase of about % due to higher average net selling prices and an increase of about ___% due to higher volume of products sold.

       Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 59% in the first quarter of 2006 from 60% in the first quarter of 2005 due primarily to increased volume of products sold. The amount of the Cost of Sales increased by about 5%, consisting of an increase of ___% in the unit costs of products sold due primarily to higher cost of fuels as a result of higher oil prices and related raw materials, and by an increase of ___% due to higher sales volume.

       Selling, Shipping and Advertising Expense at Ronson Consumer Products, as a percentage of Net Sales, decreased to 22% in the first quarter of 2006 from 23% in the first quarter of 2005 primarily due to the increased sales in the first quarter of 2006. General and Administrative Expenses, as a percentage of Net Sales, were 8% in the first quarters of both 2006 and 2005.

Ronson Aviation
---------------
 (in thousands)
                                       Quarter Ended
                                         March 31,
                                      ---------------
                                       2006     2005
                                      ------   ------
Net sales                             $3,166   $2,522
Earnings from operations                 356      253
Earnings before income taxes
           and intercompany charges      357      244

       Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 26% in the first quarter of 2006 from the first quarter of 2005 primarily due to the sale of an aircraft in the first quarter of 2006 (none in the first quarter of 2005).

       Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 80% in the first quarter of 2006 from 77% in the first quarter of 2005. The increase in the Cost of Sales percentage in 2006 was primarily due to a change in the mix of products sold and to increased cost of fuel due to increased cost of oil.

       Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses were reduced to 8% in the first quarter of 2006 compared to 9% in the first quarter of 2005 primarily due to the increased sales in 2006.

Other Items
-----------

       The Other Charges in the first quarter of 2006 of $30,000 were the legal fees incurred related to stockholder litigation. (Refer to Item 1 of Part II of this Form 10-Q.)

FINANCIAL CONDITION

       The Company's Stockholders' Equity increased to $3,396,000 at March 31, 2006, from $3,304,000 at December 31, 2005. The increase of $92,000 in
Stockholders' Equity was primarily due to the Net Earnings in the first quarter of 2006. The Company had a deficiency in working capital of $1,865,000 at March 31, 2006, as compared to $760,000 at December 31, 2005. The decline in working capital was primarily due to the classification as Current Portion of Long-term Debt of $1,145,000 from Long-term Debt at March 31, 2006, because of the January 31, 2007 due date of RCPC's mortgage loan with Bank of America.

       The Bank of America lines of credit with RCPC and Ronson Aviation had been scheduled to expire on December 31, 2005. On January 11, 2006, Bank of America and the Company extended these lines of credit to January 31, 2007. The extension included a covenant providing for a minimum consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and for fees payable to the bank monthly beginning February 28, 2006, if the loans remain outstanding at the end of the month. Bank of America and the Company do not expect a further extension of the lines of credit. The Company is actively engaged in discussions with other financial institutions to replace Bank of America as the Company's primary lender in the next several months. The extension agreement also provided that the expiration date of the mortgage loan between Bank of America and RCPC, which had been due to expire on December 1, 2008, was changed to January 31, 2007 to coincide with the expiration date of the lines of credit. The Company expects that the new financing being discussed will include a new long-term mortgage loan. This will provide an improvement in working capital by the amount of the mortgage due in over one year, reversing the reduction in working capital of $1,145,000 discussed above.

       Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at March 31, 2006, Ronson Consumer Products had unused borrowings available at March 31, 2006 of about $234,000 under the Bank of America and Canadian Imperial Bank of Commerce lines of credit. Based on the level of accounts receivable, Ronson Aviation had unused borrowings of about $282,000 under the Bank of America line of credit at March 31, 2006.

       In the first quarter of 2006, Ronson Consumer Products shipped Ronsonol lighter fluid and Multi-Fill butane fuel to a customer in the People's Republic of China. The shipment arrived in April 2006. Therefore, the sale of $957,000, related costs, and profit contribution will be included in the Company's Statements of Operations in the second quarter of 2006. At March 31, 2006 the amount of this sale is classified as Deferred Revenue in Current Liabilities and the cost of the goods is included in Other Current Assets.

       In the first quarter of 2006, the Company's Accounts Payable increased primarily due to materials purchased to fill consumer products orders and due to cash of $289,000 required to meet required contributions to the Company's defined benefit pension plan.

       On February 23, 2006, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend was issued on April 15, 2006, to stockholders of record April 1, 2006. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

       There has been no significant change in the Company's exposure to market risk during the first three months of 2006. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.


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

       On June 21, 2004, the Superior Court of New Jersey granted the motion of the Ronson directors, over the objection of Steel Partners II, L.P., to bifurcate the case. As a result, trial of all claims and defenses in the derivative suit, other than the defense based upon the report and findings of the Special Litigation Committee, will be held in abeyance pending trial of the Special Litigation Committee defense. The trial of the Special Litigation Committee defense was conducted in March 2005. In April 2005, the parties submitted post-trial memoranda.

       On July 23, 2004, Ronson Corporation and certain of its directors filed a Counterclaim and Third-Party Complaint against Steel Partners II, L.P., Warren
G. Lichtenstein and certain close associates -- namely, Jack Howard, Howard M. Lorber and Ronald Hayes. The Counterclaim and Third-Party Complaint is based upon the New Jersey Shareholders Protection Act, and seeks compensatory and punitive damages, costs of suit and interest, as well as entry of a judgment directing the public disclosure of all limited partners of Steel Partners II, L.P., and persons acting directly or indirectly in concert with them in connection with the acquisition or attempted acquisition of stock in, or control of, Ronson Corporation. The Court directed that all discovery and other proceedings in connection with the Counterclaim and Third-Party Complaint are to be held in abeyance pending the Court's decision on the Special Litigation Committee defense.

       By written Opinion and Order dated March 30, 2006, the Superior Court of New Jersey denied in whole or in part the Special Litigation Committee defense. The Company's directors have filed a motion seeking clarification or, alternatively, modification of the Opinion and Order, and await hearing and determination.

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

       By order dated April 13, 2006, and accompanying written Opinion of the same date, the United States District Court denied the motion to dismiss filed by the Company's directors and its chief financial officer. The Company's directors and chief financial officer have filed a motion seeking certification of the Order by the United States District Court, so that a petition seeking permission to appeal to the Third Circuit Court of Appeals may be filed. The parties await consideration and determination by the United States District Court.

Juraj Kosco and Maria Kosco vs. Ronson  Consumer  Products  Corporation,  Ronson
--------------------------------------------------------------------------------
Corporation,   Industrial  Waste  Management,   Inc.,  Cuno  Incorporated,   XYZ
--------------------------------------------------------------------------------
Corporations #1-10 (fictitious parties), John and/or Jane Does #1-10 (fictitious
--------------------------------------------------------------------------------
individuals)
------------

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

ITEM 6 - EXHIBITS
         --------

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


                                             RONSON CORPORATION



Date:  May 15, 2006                          /s/Louis V. Aronson II
                                             ------------------------------
                                             Louis V. Aronson II, President
                                             & Chief Executive Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)



Date:  May 15, 2006                          /s/Daryl K. Holcomb
                                             ---------------------------------
                                             Daryl K. Holcomb, Vice President,
                                             Chief Financial Officer and
                                             Controller

                                             (Signing as Chief Financial
                                             Officer of the Registrant)