Form 10-Q/A
period 2006-03-31
RONSON CORP
filed 2006-05-25
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-Q/A

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

       Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 7% in the first quarter of 2006 as compared to the first quarter of 2005, primarily due to increased sales of the Company's Jet Lite and Comet lighters. This increase of 7% consisted of an increase of about 9% due to higher volume of products sold, partially offset by a decrease of about 2% due to reduced average net selling prices.

       Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 59% in the first quarter of 2006 from 60% in the first quarter of 2005 due primarily to increased volume of products sold. The amount of the Cost of Sales increased by about 5%, consisting of an increase of 2% in the unit costs of products sold due primarily to higher cost of fuels as a result of higher oil prices and related raw materials, and by an increase of 5% due to higher sales volume, partially offset by a decrease of 3% due to reduced manufacturing costs.

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


                                             RONSON CORPORATION



Date:  May 23, 2006                          /s/Louis V. Aronson II
                                             ------------------------------
                                             Louis V. Aronson II, President
                                             & Chief Executive Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)



Date:  May 23, 2006                          /s/Daryl K. Holcomb
                                             ---------------------------------
                                             Daryl K. Holcomb, Vice President,
                                             Chief Financial Officer and
                                             Controller

                                             (Signing as Chief Financial
                                             Officer of the Registrant)