Form 10-Q
period 2006-06-30
RONSON CORP
filed 2006-08-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------

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

                                 (732) 469-8300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes No   X
                                               ---  ---
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No X
                                     ---    ---

As of June 30, 2006, there were 4,554,000 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEETS:
                  JUNE 30, 2006 AND DECEMBER 31, 2005                        3

               CONSOLIDATED STATEMENTS OF OPERATIONS:
                  QUARTER ENDED JUNE 30, 2006 AND 2005                       4
                  SIX MONTHS ENDED JUNE 30, 2006 AND 2005                    5

               CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  SIX MONTHS ENDED JUNE 30, 2006 AND 2005                    6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS            13

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                        18

        ITEM 4 - CONTROLS AND PROCEDURES                                    18

PART II - OTHER INFORMATION:

        ITEM 1 - LEGAL PROCEEDINGS                                          18

        ITEM 6 - EXHIBITS                                                   21

SIGNATURES                                                                  22

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                   June 30,      December 31,
                                                     2006            2005
                                                 ------------    ------------
                                                 (unaudited)
                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $        664    $        414
 Accounts receivable, net                               1,916           1,832
 Inventories:
  Finished goods                                        1,877           1,625
  Work in process                                         116              22
  Raw materials                                         1,168             908
                                                 ------------    ------------
                                                        3,161           2,555
 Other current assets                                   1,271           1,072
                                                 ------------    ------------
        TOTAL CURRENT ASSETS                            7,012           5,873
                                                 ------------    ------------

Property, plant and equipment, at cost:
 Land                                                       6               6
 Buildings and improvements                             5,449           5,374
 Machinery and equipment                                6,647           6,515
 Construction in progress                               1,092             555
                                                 ------------    ------------
                                                       13,194          12,450
Less accumulated depreciation and amortization          8,610           8,335
                                                 ------------    ------------
                                                        4,584           4,115

Other assets                                            2,512           2,666
                                                 ------------    ------------
                                                 $     14,108    $     12,654
                                                 ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt                                 $      1,568    $      1,500
 Current portion of long-term debt and leases           1,505             407
 Accounts payable                                       3,680           2,134
 Accrued expenses                                       2,524           2,592
                                                 ------------    ------------
        TOTAL CURRENT LIABILITIES                       9,277           6,633
                                                 ------------    ------------

Long-term debt and leases                               1,094           2,468
Other long-term liabilities                               245             249

STOCKHOLDERS' EQUITY:
 Common stock                                           4,648           4,617
 Additional paid-in capital                            29,697          29,724
 Accumulated deficit                                  (27,792)        (27,895)
 Accumulated other comprehensive loss                  (1,464)         (1,545)
                                                 ------------    ------------
                                                        5,089           4,901
 Less cost of treasury shares                           1,597           1,597
                                                 ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                      3,492           3,304
                                                 ------------    ------------
                                                 $     14,108    $     12,654
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

                                                             Quarter Ended
                                                                June 30,
                                                          ----------------------
                                                             2006        2005
                                                          ---------   ---------

NET SALES                                                 $   7,841   $   6,069
                                                          ---------   ---------

Cost and expenses:
 Cost of sales                                                5,341       3,998
 Selling, shipping and advertising                              985         876
 General and administrative                                   1,036         972
 Depreciation and amortization                                  151         199
 Other charges                                                   40          55
                                                          ---------   ---------
                                                              7,553       6,100
                                                          ---------   ---------

EARNINGS (LOSS) FROM OPERATIONS                                 288         (31)
                                                          ---------   ---------

Other expense:
 Interest expense                                               103         103
 Other-net                                                      152         435
                                                          ---------   ---------
                                                                255         538
                                                          ---------   ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                              33        (569)

Income tax provision (benefit)                                    8        (244)
                                                          ---------   ---------

NET EARNINGS (LOSS)                                       $      25   $    (325)
                                                          =========   =========

EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                    $    0.01   $   (0.07)
                                                          =========   =========

 Diluted                                                  $    0.01   $   (0.07)
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

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2006        2005
                                                          ---------   ---------

NET SALES                                                 $  15,183   $  12,506
                                                          ---------   ---------

Cost and expenses:
 Cost of sales                                               10,329       8,288
 Selling, shipping and advertising                            1,903       1,788
 General and administrative                                   1,999       2,009
 Depreciation and amortization                                  304         418
 Other charges                                                   70          55
                                                          ---------   ---------
                                                             14,605      12,558
                                                          ---------   ---------

EARNINGS (LOSS) FROM OPERATIONS                                 578         (52)
                                                          ---------   ---------

Other expense:
 Interest expense                                               204         202
 Other-net                                                      210         456
                                                          ---------   ---------
                                                                414         658
                                                          ---------   ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                             164        (710)

Income tax provision (benefit)                                   61        (297)
                                                          ---------   ---------

NET EARNINGS (LOSS)                                       $     103   $    (413)
                                                          =========   =========

EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                    $    0.02   $   (0.09)
                                                          =========   =========

 Diluted                                                  $    0.02   $   (0.09)
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

                                                                 Six months ended
                                                                      June 30,
                                                               ----------------------
                                                                  2006         2005
                                                               ---------    ---------
Cash Flows from Operating Activities:
Net earnings (loss)                                            $     103    $    (413)
Adjustments to reconcile net earnings (loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization                                       304          418
 Deferred income tax benefits                                        (39)        (326)
 Reduction in carrying value of asset held for sale                   --           97
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                           1,036          641
  Other non-current assets and other long-term
   liabilities                                                       136         (290)
 Net change in pension-related accounts                             (317)        (312)
 Effect of exchange rate changes                                      (5)          (8)
                                                               ---------    ---------
      Net cash provided by (used in) operating activities          1,218         (193)
                                                               ---------    ---------

Cash Flows from Investing Activities:
 Capital expenditures                                               (701)        (351)
 Proceeds from disposal of property, plant & equipment                11           --
                                                               ---------    ---------
      Net cash used in investing activities                         (690)        (351)
                                                               ---------    ---------

Cash Flows from Financing Activities:
 Proceeds from short-term debt                                       368          889
 Payments of short-term debt                                        (300)        (339)
 Payments of long-term debt                                         (226)        (170)
 Payments of long-term lease obligations                            (124)        (116)
 Stock options exercised                                              28           --
 Payment of dividends                                                 --          (84)
 Cost of stock option agreement                                      (24)         (24)
                                                               ---------    ---------
      Net cash provided by (used in) financing activities           (278)         156
                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents                 250         (388)

Cash and cash equivalents at beginning of period                     414          599
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $     664    $     211
                                                               =========    =========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 FOR THE QUARTER ENDED JUNE 30, 2006 (UNAUDITED)
                 -----------------------------------------------

Note 1: ACCOUNTING POLICIES
        -------------------

      Basis of Financial Statement Presentation - The information as of and for the three and six month periods ended June 30, 2006 and 2005, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2: PER COMMON SHARE DATA

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                  Quarter Ended June 30,
                             --------------------------------------------------------------
                                           2006                           2005
                             -----------------------------   ------------------------------

                                                     Per                              Per
                                                    Share                            Share
                             Earnings    Shares     Amount     Loss     Shares(2)    Amount
                             --------    ------     ------     ----     ---------    ------
     BASIC                   $      25     4,554   $   .01   $  (325)       4,536   $  (.07)
                             =========   =======   =======   =======    =========   =======

Effect of dilutive
     securities:
     Stock options (1).....                   50                               --
                                         -------                        ---------

     DILUTED                 $      25     4,604   $   .01   $  (325)       4,536   $  (.07)
                             =========   =======   =======   =======    =========   =======


                                              Six Months Ended June 30,
                             --------------------------------------------------------------
                                           2006                           2005
                             -----------------------------   ------------------------------

                                                     Per                              Per
                                                    Share                            Share
                             Earnings    Shares     Amount     Loss     Shares(2)    Amount
                             --------    ------     ------     ----     ---------    ------
     BASIC                   $     103     4,545   $   .02   $  (413)       4,536   $  (.09)
                             =========   =======   =======   =======    =========   =======

Effect of dilutive
     securities:
     Stock options (1).....                   50                               --
                                         -------                        ---------

     DILUTED                 $     103     4,595   $   .02   $  (413)       4,536   $  (.09)
                             =========   =======   =======   =======    =========   =======

      (1) Stock options were anti-dilutive for the quarter and six months ended June 30, 2005, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for those periods.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 23, 2006.

Note 3: SHORT-TERM DEBT
        ---------------

      In 1995 Ronson Consumer Products Corporation ("RCPC") entered into an agreement with Bank of America for a Revolving Loan, now extended to January 31, 2007. The Revolving Loan with a balance of $1,550,000 at June 30, 2006, provided a line of credit up to $2,500,000 to RCPC based on accounts receivable and inventory. The revolving loan was repaid and the agreement terminated on July 31, 2006.

      In 1995 Ronson Corporation of Canada Ltd. ("Ronson-Canada") entered into an agreement with Canadian Imperial Bank of Commerce ("CIBC") for a line of credit of C$250,000. Ronson-Canada's line of credit was secured by its accounts receivable and inventory. At June 30, 2006, Ronson-Canada had utilized about C$20,000 (US$ 18,000) under the Revolving Loan. The agreement with CIBC was terminated on July 31, 2006.

      In 1997 Ronson Aviation, Inc. ("Ronson Aviation") entered into an agreement with Bank of America for a Revolving Loan. The Revolving Loan provided a line of credit up to $500,000 to Ronson Aviation based on the level of its accounts receivable. At June 30, 2006, Ronson Aviation utilized no borrowings under the Revolving Loan. The agreement was terminated on July 31, 2006.

      On July 31, 2006, the Company, RCPC, Ronson-Canada, and Ronson Aviation entered into a financing agreement (the "Financing Agreement") with CIT Group/Commercial Services, Inc. ("CIT"). The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries. Amounts advanced under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by Ronson Consumer Products Corporation in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson. The Financing Agreement includes covenants and other terms and provisions typical for agreements of its kind. The revolving line of credit is for a period of three years. In conjunction with the new CIT loan in the amount of $750,000, Mr. Louis V. Aronson II, the Company's President and CEO provided a secured limited personal guaranty of $250,000 to CIT.

      The proceeds from the CIT revolving loan and term loans were utilized to repay all amounts outstanding to the Bank of America under the Company's prior revolving loan and mortgage loan agreements. The new CIT financing also provided additional loan availability to the Company of about $600,000.

Note 4: LONG-TERM DEBT
        --------------

      On December 1, 2003, the Company, RCPC and Bank of America amended the Company's Mortgage Loan, extending the expiration to December 1, 2008. On January 11, 2006, the Company, RCPC and Bank of America amended the mortgage loan to expire January 31, 2007. The Mortgage Loan balance was $1,193,000 at June 30, 2006. The Mortgage Loan agreement was secured by a first mortgage on the land, buildings and improvements of RCPC, and was payable in monthly installments of $7,951, plus interest, with a final installment on January 31, 2007, of approximately $1,137,000. The mortgage loan was repaid on July 31, 2006 (refer to Note 3 above).

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with the final payment due at the end of the initial nine-year term. At June 30, 2006, the total balance payable on this lease agreement was $234,000.

Note 5: CONTINGENCIES
        -------------

      In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The full extent of the costs and the time required for the completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at June 30, 2006 and December 31, 2005 was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

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

      The Company is involved in a shareholder derivative lawsuit filed in 2003 and a second lawsuit against the Company's directors and chief financial officer filed in April 2005, both filed by the same shareholder. The Company has incurred a total of approximately $770,000 in net legal costs related to the matter in 2003, 2004, 2005, and in the six months ended June 30, 2006. These costs are net of the associated insurance reimbursements. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation, however, the Company is not able to estimate, at this time, the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings.

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

Financial information by industry segment is summarized below (in thousands):

                                       Quarter Ended         Six Months Ended
                                          June 30,               June 30,
                                   --------------------    --------------------
                                     2006        2005        2006        2005
                                   --------    --------    --------    --------
Net sales:
  Consumer Products                $  5,073    $  3,466    $  9,249    $  7,381
  Aviation Services                   2,768       2,603       5,934       5,125
                                   --------    --------    --------    --------
    Consolidated                   $  7,841    $  6,069    $ 15,183    $ 12,506
                                   ========    ========    ========    ========
Earnings (loss) from operations:
  Consumer Products                $    349    $    165    $    732    $    409
  Aviation Services                     418         364         774         617
                                   --------    --------    --------    --------
  Total reportable segments             767         529       1,506       1,026
  Corporate and others                 (439)       (505)       (858)     (1,023)
  Other charges                         (40)        (55)        (70)        (55)
                                   --------    --------    --------    --------
    Consolidated                   $    288    $    (31)   $    578    $    (52)
                                   ========    ========    ========    ========
Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products                $    228    $    120    $    568    $    309
  Aviation Services                     395         347         752         591
                                   --------    --------    --------    --------
  Total reportable segments             623         467       1,320         900
  Corporate and others                 (550)       (560)     (1,086)     (1,134)
  Other charges                         (40)        (55)        (70)        (55)
  Nonrecurring loss on sale of
   charter aircraft                      --        (421)         --        (421)
                                   --------    --------    --------    --------
    Consolidated                   $     33    $   (569)   $    164    $   (710)
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

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):


                                               Quarter Ended June 30, 2006 and 2005
                                               ------------------------------------

                                          Foreign Currency          Minimum Pension   Cash Flow Hedging     Accumulated Other
                                          ----------------          ---------------   -----------------     -----------------
                                          Translation Adjustments   Liability         Adjustments           Comprehensive Loss
                                          -----------------------   ---------         -----------           ------------------
Balance at March 31, 2006                 $   (43)                  $ 1,581           $   (19)              $ 1,519
Current period change                         (21)                      (64)               (5)                  (90)
Income tax expense                              8                        25                 2                    35
Balance at June 30, 2006                  $   (56)                  $ 1,542           $   (22)              $ 1,464
                                          ========                  =======           ========              =======
Balance at March 31, 2006                 $   (47)                  $ 1,448           $    (7)              $ 1,394
Current period change                           7                       (55)               14                   (34)
Income tax expense                             (3)                       22                (5)                   14
                                          --------                  -------           --------              -------
Balance at June 30, 2005                  $   (43)                  $ 1,415           $     2               $ 1,374
                                          ========                  =======           =======               =======


                                                Six Months Ended June 30, 2006 and 2005
                                                ---------------------------------------

                                          Foreign Currency          Minimum Pension   Cash Flow Hedging     Accumulated Other
                                          ----------------          ---------------   -----------------     -----------------
                                          Translation Adjustments   Liability         Adjustments           Comprehensive Loss
                                          -----------------------   ---------         -----------           ------------------
Balance at December 31, 2005              $  (61)                   $ 1,619           $   (13)              $ 1,545
Current period change                          9                       (128)              (15)                 (134)
Income tax expense                            (4)                        51                 6                    53
                                          -------                   -------           -------               -------

Balance at June 30, 2006                  $  (56)                   $ 1,542           $   (22)              $ 1,464
                                          =======                   =======           ========              =======
Balance at December 31, 2004              $  (51)                   $ 1,482           $    10               $ 1,441
Current period change                         13                       (111)              (13)                 (111)
Income tax expense                            (5)                        44                 5                    44
                                          -------                   -------           -------               -------
Balance at June 30, 2005                  $  (43)                   $ 1,415           $     2               $ 1,374
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

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                Six Months Ended
                                                                   June 30,
                                                                ----------------
                                                                 2006      2005
                                                                ------    ------
Cash Payments for:
    Interest                                                    $  192    $  186
    Income Taxes                                                    87         4

 Financing & Investing Activities
  Not Affecting Cash:
    Capital lease obligations incurred                              33        64
    Equipment purchases financed by seller                          60        40

Note 9: RETIREMENT PLANS
        ----------------

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                          Quarter Ended        Six Months Ended
                                             June 30,              June 30,
                                        -------------------   -------------------
                                          2006       2005       2006       2005
                                        --------   --------   --------   --------
Service cost                            $      6   $      8   $     12   $     16
Interest cost                                 66         66        132        133
Expected return on plan assets               (51)       (48)      (102)       (96)
Recognized actuarial losses                   64         56        128        112
Recognized prior service cost                  1          2          3          3
                                        --------   --------   --------   --------
  Net pension expense                   $     86   $     84   $    173   $    168
                                        ========   ========   ========   ========

      Contributions to the pension plan during 2006 are expected as follows (in thousands):

       Paid in the six months ended June 30, 2006                        $ 489
       Expected to be paid in the balance of 2006                          251
                                                                         -----

       Total expected to be paid in the year ending December 31, 2006    $ 740
                                                                         =====

Note 10: FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
         ----------------------------------------------

      In December 2003 the Company entered into an interest rate swap agreement in order to manage interest rate exposure. Effectively, the Company converted its Mortgage Loan payable of variable-rate debt to fixed-rate debt with an effective interest rate of 7.45%. The interest rate swap is considered a cash flow hedge and is 100% effective. As a result, the mark-to-market value of both the fair value hedging instrument and the underlying debt obligation are recorded as equal and offsetting gains or losses in other expense. At June 30, 2006, the interest rate swap had a fair value of $37,000 recorded in Other Assets with the corresponding adjustment to Accumulated Other Comprehensive Loss. The fair value of the interest rate swap agreement, obtained from the financial institution, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract. The interest rate swap agreement was terminated when the Mortgage Loan was repaid on July 31, 2006.

      Mr. Carl W. Dinger III has granted an option to the Company to purchase the 535,222 shares now held by Mr. Dinger at an exercise price of $5.90 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. At June 30, 2006, the fair value of the option was approximately $51,000 using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 5.09%, a dividend yield of 0.00%, volatility of 66.45%, and the option life of 1.00 year. The fair value of $51,000 compares to $46,000, the present value of the 12 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 8.5%. (Refer to Note 14 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

      Second Quarter 2006 Compared to Second Quarter 2005 and First Half 2006 Compared to First Half 2005.

      The Company's Net Sales in the first half of 2006 increased by 21% to $15,183,000 in comparison with $12,506,000 in the first half of 2005. Net Sales in the second quarter 2006 increased by 29% to $7,841,000 as compared to $6,069,000 in 2005.

      The sales increase in the first half of 2006 was attributable to new Ronson consumer products and the broader distribution of these in the United States and Canada, as well as a large second quarter sale of $957,000 to a customer in the People's Republic of China, of Ronsonol and Ronson Multi-Fill butane. The new products include the new Jet Lite butane lighter. The Jet Lite is now sold by Wal-Mart in its 2,800 stores throughout the USA and, more recently, Canada. Earlier this year, Ace Hardware accepted the new Ronson Tech Torch and Aero Torch for warehousing and making these products available for sale in 4,800 Ace stores nationwide. Also this year, CVS, a national retail chain of 5,100 stores, ordered our Jet Lite and Comet refillable butane lighters. Recently Rite-Aid, a national retail chain of about 3,350 stores, ordered the Jet Lite along with Ronson Multi-Fill butane.

      The Company's Earnings from Operations improved to $288,000 in the second quarter 2006, an improvement of $319,000 from a Loss from Operations of $(31,000) in the second quarter 2005. The improvement in operating earnings would have been greater if Bank of America had not charged $70,000 in fees in the quarter - refer to Other Items below. The Company's Earnings from Operations improved to $578,000 in the first half of 2006, an improvement of $630,000 from the Loss from Operations of $(52,000) in the first half of 2005. The improvement in operating earnings would have been greater if Bank of America had not charged $90,000 in fees in the first half of 2006. There were no such charges in 2005.

      The Company's Earnings before Income Taxes were $164,000 in the first half of 2006 compared to a Loss before Income Taxes of $(710,000) in the first half of 2005. The Company's second quarter 2006 Earnings before Income Taxes were $33,000 compared to a Loss before Income Taxes of $(569,000) in the second quarter of 2005. The second quarter loss before Income Taxes in 2005 included a nonrecurring loss of $(421,000) related to the sale of Ronson Aviation, Inc.'s Citation II charter jet and its charter business.

      In the first half of 2006, the Company reported Net Earnings of $103,000 as compared to a Net Loss in the first half of 2005 of $(413,000), an improvement of $516,000. In the second quarter 2006, the Company had Net Earnings of $25,000 compared to a Net Loss in the second quarter of 2005 of $(325,000), an improvement of $350,000.

Ronson Consumer Products
------------------------
(in thousands)


                                            Quarter Ended   Six Months Ended
                                               June 30,          June 30,
                                            --------------  ----------------
                                             2006    2005    2006    2005
                                            ------  ------  -------  -------
      Net sales                             $5,073  $3,466  $ 9,249  $ 7,381
      Earnings from operations                 349     165      732      409
      Earnings before income taxes
          and intercompany charges             228     120      568      309

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 46% in the second quarter of 2006 compared to the second quarter of 2005 and by 25% in the first half of 2006 compared to the first half of 2005. The increases of 46% in Net Sales in the second quarter of 2006 and of 25% in the first half of 2006 were due primarily to the sale to the customer in China and to increased sales of the Jet Lite and torches. The increase of 46% in the second quarter of 2006 consisted of an increase of about 60% due to higher volume of products sold partially offset by a reduction of about 14% due to lower average net selling prices. The increase of 25% in the first half consisted of an increase of about 34% due to higher volume of products sold partially offset by a reduction of about 9% due to lower average net selling prices. The lower average net selling prices in the second quarter and first half of 2006 were due primarily to reduced selling prices on the sale to the customer in China.

      At Ronson Consumer Products, Cost of Sales, as a percentage of Net Sales, increased to 65% in the second quarter of 2006 from 59% in the second quarter of 2005 and increased to 63% in the first half of 2006 from 60% in the first half of 2005. The increase in the Cost of Sales percentage in the second quarter and first half of 2006 were primarily due to a higher Cost of Sales percentage on the sale to the customer in China and to increased material costs due to large increases in the price of oil, used in fuels for butane refills and Ronsonol as well as other purchased components. The amount of the Cost of Sales at Ronson Consumer Products increased by 62% in the second quarter of 2006 from the second quarter 2005 and increased in the first half of 2006 from the first half of 2005 by 31%. These increases in the amount of Cost of Sales were composed of the following:

                                                    Quarter Ended         Six Months Ended
                                                    June 30, 2006         June 30, 2006
                                                    ------------------    -------------------
Increased volume of products sold                      55%                    29%
Decreased manufacturing costs                          (5)                    (3)
Increase in unit costs of products sold                12                      5
                                                    -----                 ------
Total increase (%) in amount of Cost of Sales          62%                    31%
                                                    =====                 ======

      The increase in unit costs of product sold is due primarily to increased prices of oil as discussed above.

      Ronson Consumer Products Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, decreased to 19% in the second quarter of 2006 from 25% in the second quarter of 2005 and decreased to 21% in the first half of 2006 from 24% in the first half of 2005. These decreases in the Selling, Shipping, and Advertising percentages in 2006 were primarily due to higher Net Sales in 2006. General and Administrative Expenses, as a percentage of Net Sales, were lower at 7% in the first half of 2006 from 8% in the first half of 2005 primarily because of the increased Net Sales.

      The Earnings before Income Taxes and Intercompany Charges at Ronson Consumer Products increased to $228,000 in the second quarter of 2006 from $120,000 in the second quarter of 2005 and increased to $568,000 in the first half of 2006 from $309,000 in the first half of 2005. The Earnings before Income Taxes and Intercompany Charges were after expenses of $50,000 and $70,000 in the second quarter and first half of 2006, respectively, (none in 2005) due to fees charged by Bank of America.

Ronson Aviation
---------------                                 Quarter Ended        Six Months Ended
(in thousands)                                     June 30,              June 30,
                                              ------------------   ------------------
                                                2006      2005       2006      2005
                                              --------  --------   --------  --------
Net sales                                     $  2,768  $  2,603   $  5,934  $  5,125
Earnings from operations                           418       364        774       617

Earnings before income taxes
and intercompany charges                           395       347        752       591
Nonrecurring loss - sale of charter
aircraft                                            --      (421)        --      (421)

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 6% in the second quarter of 2006 from the second quarter of 2005 and by 16% in the first half of 2006 from the first half of 2005. The increase in the second quarter of 2006 was primarily due to increased sales of aircraft fuel due to higher aviation fuel prices caused by large increases in the price of oil. The increase in sales in the first half of 2006 was primarily due to the sale of an aircraft in the first quarter of 2006 (none in 2005) and to increased sales of aircraft fuel due to higher aviation fuel prices.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 73% in the second quarter of 2006 from 75% in the second quarter of 2005. The lower Cost of Sales percentage in the second quarter of 2006 was primarily due to changes in the mix of products and services sold. The Cost of Sales percentage was higher in the first half of 2006 at 77% as compared to 76% in the first half of 2005. The increase was primarily due to a change in the mix of products sold because of the aircraft sale in the first half of 2006.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 10% in the second quarter of 2006 from 7% in the second quarter of 2005 and to 9% in the first half of 2006 from 8% in the first half of 2005 primarily due to increased personnel costs in 2006.

      Ronson Aviation's Earnings before Taxes and Intercompany Charges in the second quarter and first half of 2006 was after expenses of $20,000 due to fees charged by Bank of America.

      The Nonrecurring Loss of $421,000 in the second quarter of 2005 was due to the expected sale of Ronson Aviation's Citation II charter aircraft, and Ronson Aviation's charter business. In the second quarter of 2005, the Company reached an agreement for the sale of the charter aircraft and business for $1.6 million in cash; however, the closing on the sale was completed on September 30th 2005. In the first half of 2005, the charter business had revenues of $348,000 and an operating loss of $96,000.

Other Items
-----------

      The Other-Net in the second quarter and first half of 2006 consisted of legal fees incurred related to stockholder litigation (refer to Item 1 of Part II of this Form 10-Q) and of fees charged by Bank of America of $70,000 in the second quarter of 2006 and $90,000 in the first half of 2006 (none in 2005). These fees charged by Bank of America were due to terms of a loan agreement dated January 11, 2006 (which extended the loan to January 31, 2007). Under the terms of the extension, fees were due to Bank of America, beginning on February 28, 2006, at the end of each month in which the Bank of America loans had not been repaid. The Bank of America loans were repaid on July 31, 2006. The Other-Net in the second quarter and first half of 2005 were the Nonrecurring Loss related to the sale of the charter aircraft (discussed above) and the legal fees incurred related to stockholder litigation.

FINANCIAL CONDITION

      The Company's Stockholders' Equity increased to $3,492,000 at June 30, 2006, from $3,304,000 at December 31, 2005. The increase of $188,000 in
Stockholders' Equity was primarily due to the Net Earnings in the first half of 2006. The Company had a deficiency in working capital of $2,265,000 at June 30, 2006, as compared to a deficiency of $760,000 at December 31, 2005. The decline in working capital was primarily due to the classification as Current Portion of Long-term Debt of $1,145,000 from Long-term Debt at June 30, 2006, because of the January 31, 2007 due date of RCPC's mortgage loan with Bank of America, and to capital expenditures of $701,000 primarily at Ronson Aviation in the first half of 2006.

      On July 31, 2006, the Company, RCPC, Ronson-Canada and Ronson Aviation entered into a financing agreement with CIT Group/Commercial Services, Inc. ("CIT"). The financing totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries. Amounts advanced under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada. The Financing Agreement includes covenants and other terms and provisions typical for agreements of its kind. The revolving line of credit is for a period of three years.

      The proceeds from the CIT revolving loan and term loans were utilized to repay all amounts outstanding to the Bank of America under the Company's prior revolving loan and mortgage loan agreements. The proceeds from the two term loans improve working capital by about $750,000. The new CIT financing also provided additional loan availability to the Company of about $600,000.

      The Company's Inventories increased in the first half of 2006 primarily due to increases in inventories of the Company's imported consumer products, its new lighters and new torches, in preparation for and to start filling the new distribution channels.

      The Company's Accounts Payable increased in the first half of 2006 due to increases in Inventory at Ronson Consumer Products, to a customer deposit on an aircraft expected to be sold in the third quarter of 2006, to capital expenditures, and to required pension contributions.

      The Company's Construction in Progress increased to $1,092,000 at June 30, 2006, due to amounts expended on construction of the new hangar facility at Ronson Aviation. The remaining costs of the hangar construction are expected to be financed by the proceeds from a new mortgage loan on the Ronson Consumer Products Corporation property in Woodbridge, New Jersey. The prior Bank of America mortgage loan of about $1,180,000 was repaid by the proceeds from the CIT loan. The Company is in discussions with certain banks and expects a new mortgage loan to be completed in the third quarter of 2006 for about $2,000,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first six months of 2006. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

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

      By written opinion and Order dated March 30, 2006, the Superior Court of New Jersey denied in whole or in part the Special Litigation Committee defense. The Company's directors filed a motion seeking clarification or, alternatively, modification of the Opinion and Order.

      By Order dated June 19, 2006, the Superior Court of New Jersey granted the motion of the Company's directors, ruling that:

      1. The Special Litigation Committee of Ronson Corporation was independent.

      2. By virtue of the Special Litigation Committee defense, the First, Second, Third, Fourth and Fifth Claims of Steel Partners' Complaint is dismissed, to the extent said Claims are based upon Ronson Corporation's Preferred Shares Rights Agreement dated December 8, 1998, as amended. With respect to the application of the Special Litigation Committee defense to the remaining claims within Steel Partners' Complaint, the application to dismiss said claims is denied.

      By Notice of Motion dated July 21, 2006, Steel Partners has sought permission of the Superior Court to file an Amended and Supplemental Complaint. The Company's directors shall oppose this motion, and will continue to contest and to vigorously defend against the claims asserted by Steel Partners.

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

David Pelous and Mary Pelous, his wife vs. Behr Process Corporation, et al.
---------------------------------------------------------------------------

      On January 26, 2006, Ronson Corporation of Delaware, a former subsidiary of the Company, was notified it was named as one of at least forty-one defendants in the above matter. The plaintiffs claim damages from illness as a result of exposure to benzene and benzene-containing products. In the second quarter of 2006, the Company was notified that it is no longer a defendant in the case.

ITEM 6 - EXHIBITS
         --------

a.    Exhibits.

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

                                            RONSON CORPORATION


Date:  August 11, 2006                      /s/ Louis V. Aronson II
                                            ------------------------------------
                                            Louis V. Aronson II, President
                                            & Chief Executive Officer

                                            (Signing as Duly Authorized
                                            Officer of the Registrant)


Date:  August 11, 2006                      /s/ Daryl K. Holcomb
                                            ------------------------------------
                                            Daryl K. Holcomb, Vice President,
                                            Chief Financial Officer and
                                            Controller

                                            (Signing as Chief Financial
                                            Officer of the Registrant)