Form 10-Q
period 2006-09-30
RONSON CORP
filed 2006-11-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                               ------------------

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

As of September 30, 2006, there were 4,575,000 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS:
               SEPTEMBER 30, 2006 AND DECEMBER 31, 2005                        3

             CONSOLIDATED STATEMENTS OF OPERATIONS:
               QUARTER ENDED SEPTEMBER 30, 2006 AND 2005                       4
               NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005                   5

             CONSOLIDATED STATEMENTS OF CASH FLOWS:
               NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005                   6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                               18

    ITEM 4 - CONTROLS AND PROCEDURES                                          18

PART II - OTHER INFORMATION:

    ITEM 1 - LEGAL PROCEEDINGS                                                18

    ITEM 6 - EXHIBITS                                                         21

SIGNATURES                                                                    22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                        September 30,      December 31,
                                                            2006               2005
                                                        -------------      ------------
                                                        (unaudited)
                 ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                              $         54       $        414
 Accounts receivable, net                                      1,867              1,832
 Inventories:
  Finished goods                                               1,945              1,625
  Work in process                                                 38                 22
  Raw materials                                                  904                908
                                                        ------------       ------------
                                                               2,887              2,555
 Other current assets                                          1,242              1,072
                                                        ------------       ------------
        TOTAL CURRENT ASSETS                                   6,050              5,873
                                                        ------------       ------------

Property, plant and equipment, at cost:
 Land                                                              6                  6
 Buildings and improvements                                    5,452              5,374
 Machinery and equipment                                       6,670              6,515
 Construction in progress                                      1,586                555
                                                        ------------       ------------
                                                              13,714             12,450
Less accumulated depreciation and amortization                 8,746              8,335
                                                        ------------       ------------
                                                               4,968              4,115

Other assets                                                   2,712              2,666
                                                        ------------       ------------
                                                        $     13,730       $     12,654
                                                        ============       ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt                                        $        757       $      1,500
 Current portion of long-term debt and leases                    540                407
 Accounts payable                                              2,628              2,134
 Accrued expenses                                              2,115              2,592
                                                        ------------       ------------
        TOTAL CURRENT LIABILITIES                              6,040              6,633
                                                        ------------       ------------

Long-term debt and leases                                      3,924              2,468
Other long-term liabilities                                      243                249

STOCKHOLDERS' EQUITY:
 Common stock                                                  4,656              4,617
 Additional paid-in capital                                   29,685             29,724
 Accumulated deficit                                         (27,741)           (27,895)
 Accumulated other comprehensive loss                         (1,480)            (1,545)
                                                        ------------       ------------
                                                               5,120              4,901
 Less cost of treasury shares                                  1,597              1,597
                                                        ------------       ------------
        TOTAL STOCKHOLDERS' EQUITY                             3,523              3,304
                                                        ------------       ------------
                                                        $     13,730       $     12,654
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

                                                              Quarter Ended
                                                              September 30,
                                                      ----------------------------
                                                          2006             2005 *
                                                      -----------      -----------
NET SALES                                             $     7,488      $     7,196
                                                      -----------      -----------

Cost and expenses:
 Cost of sales                                              5,302            4,782
 Selling, shipping and advertising                            869              910
 General and administrative                                   910              928
 Depreciation and amortization                                156              149
 Other charges                                                 10               40
                                                      -----------      -----------
                                                            7,247            6,809
                                                      -----------      -----------

EARNINGS FROM OPERATIONS                                      241              387
                                                      -----------      -----------

Other expense:
 Interest expense                                             123              109
 Nonrecurring loss                                             --              170
 Other-net                                                     22               69
                                                      -----------      -----------
                                                              145              348
                                                      -----------      -----------

EARNINGS BEFORE INCOME TAXES                                   96               39

Income tax provisions                                          45               19
                                                      -----------      -----------

NET EARNINGS                                          $        51      $        20
                                                      ===========      ===========

EARNINGS PER COMMON SHARE:

 Basic                                                $      0.01      $      0.00
                                                      ===========      ===========

 Diluted                                              $      0.01      $      0.00
                                                      ===========      ===========

* Reclassified for comparability

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (in thousands of dollars, except per share data)
                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       2006            2005 *
                                                   -----------      -----------

NET SALES                                          $    22,671      $    19,702
                                                   -----------      -----------

Cost and expenses:
 Cost of sales                                          15,631           13,070
 Selling, shipping and advertising                       2,772            2,698
 General and administrative                              2,909            2,826
 Depreciation and amortization                             460              567
 Other charges                                              80               95
                                                   -----------      -----------
                                                        21,852           19,256
                                                   -----------      -----------

EARNINGS FROM OPERATIONS                                   819              446
                                                   -----------      -----------

Other expense:
 Interest expense                                          327              311
 Nonrecurring loss                                          --              591
 Other-net                                                 232              215
                                                   -----------      -----------
                                                           559            1,117
                                                   -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                        260             (671)

Income tax provision (benefit)                             106             (278)
                                                   -----------      -----------

NET EARNINGS (LOSS)                                $       154      $      (393)
                                                   ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                             $      0.03      $     (0.09)
                                                   ===========      ===========

 Diluted                                           $      0.03      $     (0.09)
                                                   ===========      ===========

* Reclassified for comparability

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (in thousands of dollars)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      2006              2005
                                                                      ----              ----
Cash Flows from Operating Activities:
Net earnings (loss)                                               $       154       $      (393)
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                                            472               567
 Loss on sale of fixed assets                                              --                97
 Deferred income tax benefits                                             (32)             (328)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                                  105               644
  Other non-current assets and other long-term
   liabilities                                                           (137)             (150)
 Net change in pension-related accounts                                  (430)             (394)
 Effect of exchange rate changes                                          (37)               11
                                                                  -----------       -----------
        Net cash provided by operating activities                          95                54
                                                                  -----------       -----------

Cash Flows from Investing Activities:
 Proceeds from sale, disposal of property, plant & equipment               11             1,600
 Capital expenditures                                                  (1,229)             (471)
                                                                  -----------       -----------
      Net cash provided by (used in) investing activities              (1,218)            1,129
                                                                  -----------       -----------

Cash Flows from Financing Activities:
 Proceeds from short-term debt                                          1,125               750
 Payments of short-term debt                                           (1,868)             (664)
 Proceeds from long-term debt                                           3,145                --
 Payments of long-term debt                                            (1,449)             (700)
 Payments of long-term lease obligations                                 (190)             (153)
 Payments of dividends                                                     --               (84)
 Stock options exercised                                                   36                --
 Cost of stock option agreement                                           (36)              (36)
                                                                  -----------       -----------
        Net cash provided by (used in) financing activities               763              (887)
                                                                  -----------       -----------

Net increase (decrease) in cash and cash equivalents                     (360)              296

Cash and cash equivalents at beginning of period                          414               599
                                                                  -----------       -----------

Cash and cash equivalents at end of period                        $        54       $       895
                                                                  ===========       ===========

       See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
              FOR THE QUARTER ENDED SEPTEMBER 30, 2006 (UNAUDITED)
              ----------------------------------------------------

Note 1: ACCOUNTING POLICIES
        -------------------

      Basis of Financial Statement Presentation - The information as of and for the three and nine month periods ended September 30, 2006 and 2005, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2: PER COMMON SHARE DATA
        ---------------------

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                          Quarter Ended September 30,
                                     -------------------------------------------------------------------
                                                   2006                                2005
                                     -------------------------------     -------------------------------
                                                               Per                                 Per
                                                              Share                               Share
                                     Earnings     Shares      Amount     Earnings    Shares(2)    Amount
                                     --------     ------      ------     --------    ---------    ------
     BASIC                            $   51       4,574      $  .01      $   20       4,536      $ 0.00
                                      ======      ======      ======      ======      ======      ======
Effect of dilutive
     securities:
     Stock options (1) .........                      24                                  49
                                                  ------                              ------

     DILUTED                          $   51       4,598      $  .01      $   20       4,585      $ 0.00
                                      ======      ======      ======      ======      ======      ======

                                                        Nine Months Ended September 30,
                                     -------------------------------------------------------------------
                                                   2006                                2005
                                     -------------------------------     -------------------------------
                                                               Per                                 Per
                                                              Share                                Share
                                     Earnings     Shares      Amount       Loss      Shares(2)    Amount
                                     --------     ------      ------     --------    ---------    ------
     BASIC                            $  154       4,555      $  .03      $ (393)      4,536      $(0.09)
                                      ======      ======      ======      ======      ======      ======
Effect of dilutive
     securities:
     Stock options (1) .........                      41                                  --
                                                  ------                              ------

     DILUTED                          $  154       4,596      $  .03      $ (393)      4,536      $(0.09)
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

Note 3: SHORT-TERM DEBT
        ---------------

      On July 31, 2006, the Company, Ronson Consumer Products Corporation ("RCPC"), Ronson Corporation of Canada Ltd.("Ronson-Canada"), and Ronson Aviation, Inc. ("Ronson Aviation"), entered into a financing agreement (the "Financing Agreement") with CIT Group/Commercial Services, Inc. ("CIT"). The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the original amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The revolving line of credit carries an interest rate of prime plus one half (currently 8.75%) and the two term loans carry interest at the rate of prime plus 3% (currently 11.25%). The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries. Amounts advanced under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada. The Financing Agreement includes covenants and other terms and provisions typical for agreements of its kind. The revolving line of credit is for a period of three years. In conjunction with the new CIT loan in the original amount of $750,000, Mr. Louis V. Aronson II, the Company's President and CEO provided a secured limited personal guaranty of $250,000 to CIT.

      The proceeds from the CIT revolving loan and term loans were utilized to repay all amounts outstanding to the Bank of America under the Company's prior revolving loan and mortgage loan agreements. The new CIT financing also provided additional loan availability to the Company of about $600,000. The revolving loan balance with CIT at September 30, 2006, was $757,000.

Note 4: LONG-TERM DEBT
        --------------

      On September 27, 2006, RCPC entered into a mortgage loan agreement with the North Fork Bank ("North Fork")for $2,200,000. The mortgage loan is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. The loan bears interest at the rate of 6.81% and is payable in monthly installments of $15,422, including interest, with a final installment of approximately $1,697,000, plus interest, on November 1, 2016.

      The Equipment and Trademark term loan balances with CIT, referred to in
Note 3 above, were $192,000 and $737,000, respectively, at September 30, 2006.

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at

8.25%, payable at $4,800 per month, including interest, with the final payment due at the end of the initial nine-year term. At September 30, 2006, the total balance payable on this lease agreement was $227,000.

Note 5: CONTINGENCIES
        -------------

      In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The full extent of the costs and the time required for the completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at September 30, 2006, and December 31, 2005, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

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

      The Company is involved in a shareholder derivative lawsuit filed in 2003 and a second lawsuit against the Company's directors and chief financial officer filed in April 2005, both filed by the same shareholder. The Company has incurred a total of approximately $780,000 in net legal costs related to the matter in 2003, 2004, 2005, and in the nine months ended September 30, 2006. These costs are net of the associated insurance reimbursements. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation, however, the Company is not able to estimate, at this time, the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings.

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

Financial information by industry segment is summarized below (in thousands):

                                                      Quarter Ended                     Nine Months Ended
                                                      September 30,                       September 30,
                                              -----------------------------       -----------------------------
                                                 2006             2005 (1)           2006             2005 (1)
                                              -----------       -----------       -----------       -----------
Net sales:
  Consumer Products                           $     3,645       $     4,121       $    12,894       $    11,502
  Aviation Services                                 3,843             3,075             9,777             8,200
                                              -----------       -----------       -----------       -----------
    Consolidated                              $     7,488       $     7,196       $    22,671       $    19,702
                                              ===========       ===========       ===========       ===========
Earnings (loss) from operations:
  Consumer Products                           $       203       $       389       $       935       $       798
  Aviation Services                                   419               441             1,193             1,058
                                              -----------       -----------       -----------       -----------
  Total reportable segments                           622               830             2,128             1,856
  Corporate and others                               (371)             (403)           (1,229)           (1,315)
  Other charges                                       (10)              (40)              (80)              (95)
                                              -----------       -----------       -----------       -----------
    Consolidated                              $       241       $       387       $       819       $       446
                                              ===========       ===========       ===========       ===========
Earnings (loss) before
  intercompany charges and income taxes:
  Consumer Products                           $       191       $       338       $       759       $       647
  Aviation Services                                   411               423             1,163             1,014
                                              -----------       -----------       -----------       -----------
  Total reportable segments                           602               761             1,922             1,661
  Corporate and others                               (496)             (512)           (1,582)           (1,646)
  Other charges                                       (10)              (40)              (80)              (95)
  Nonrecurring loss on sale of
   charter aircraft                                    --              (170)               --              (591)
                                              -----------       -----------       -----------       -----------
    Consolidated                              $        96       $        39       $       260       $      (671)
                                              ===========       ===========       ===========       ===========

(1) Reclassified for comparability

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

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                       Quarter Ended September 30, 2006 and 2005
                                       -----------------------------------------

                                            Foreign Currency          Minimum             Cash Flow         Accumulated Other
                                               Translation            Pension              Hedging          Comprehensive
                                               Adjustments           Liability           Adjustments              Loss
                                            ----------------         ---------           -----------        -----------------
Balance at June 30, 2006                         $   (56)             $ 1,542              $   (22)             $ 1,464
Current period change                                 53                  (64)                  37                   26
Income tax expense                                   (21)                  26                  (15)                 (10)
                                                 -------              -------              -------              -------
Balance at September 30, 2006                    $   (24)             $ 1,504              $    --              $ 1,480
                                                 =======              =======              =======              =======

Balance at June 30, 2005                         $   (43)             $ 1,415              $     2              $ 1,374
Current period change                                (31)                 (56)                 (19)                (106)
Income tax expense                                    12                   22                    8                   42
                                                 -------              -------              -------              -------
Balance at September 30, 2005                    $   (62)             $ 1,381              $    (9)             $ 1,310
                                                 =======              =======              =======              =======

                                       Nine Months Ended September 30, 2006 and 2005
                                       ---------------------------------------------

                                            Foreign Currency          Minimum             Cash Flow         Accumulated Other
                                               Translation            Pension              Hedging          Comprehensive
                                               Adjustments           Liability           Adjustments              Loss
                                            ----------------         ---------           -----------        -----------------
Balance at December 31, 2005                     $   (61)             $ 1,619              $   (13)             $ 1,545
Current period change                                 62                 (192)                  22                 (108)
Income tax expense                                   (25)                  77                   (9)                  43
                                                 -------              -------              -------              -------
Balance at September 30, 2006                    $   (24)             $ 1,504              $    --              $ 1,480
                                                 =======              =======              =======              =======

Balance at December 31, 2004                     $   (51)             $ 1,482              $    10              $ 1,441
Current period change                                (18)                (167)                 (32)                (217)
Income tax expense                                     7                   66                   13                   86
                                                 -------              -------              -------              -------
Balance at September 30, 2005                    $   (62)             $ 1,381              $    (9)             $ 1,310
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

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                          Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                         2006           2005
                                                       ---------      -------
Cash Payments for:
     Interest                                            $ 313          $ 287
     Income Taxes                                          130              7

 Financing & Investing Activities
  Not Affecting Cash:
     Capital lease obligations incurred                     50             90
     Equipment purchases financed by seller                 54             40

Note 9: RETIREMENT PLANS
        ----------------

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                          Quarter Ended                 Nine Months Ended
                                                           September 30,                  September 30,
                                                     ------------------------        ------------------------
                                                       2006            2005            2006            2005
                                                     --------        --------        --------        --------
      Service cost                                   $      6        $      8        $     19        $     23
      Interest cost                                        66              66             197             199
      Expected return on plan assets                      (51)            (48)           (152)           (143)
      Recognized actuarial losses                          64              56             191             168
      Recognized prior service cost                         1               2               4               5
                                                     --------        --------        --------        --------
        Net pension expense                          $     86        $     84        $    259        $    252
                                                     ========        ========        ========        ========

Contributions to the pension plan during 2006 are expected as follows (in thousands):

       Paid in the nine months ended September 30, 2006                 $   689
       Expected to be paid in the balance of 2006                            55
                                                                         ------

       Total expected to be paid in the year ending December 31, 2006   $   744
                                                                        =======

Note 10: FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
         ----------------------------------------------

      Mr. Carl W. Dinger III has granted an option to the Company to purchase the 535,222 shares now held by Mr. Dinger at an exercise price of $5.90 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. At September 30, 2006, the fair value of the option was approximately $10,000 using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 4.94%, a dividend yield of 0.00%, volatility of 64.20%, and the option life of nine months. The fair value of $10,000 compares to $35,000, the present value of the 9 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 8.75%. (Refer to Note 3 of Notes to Consolidated Financial Statements above.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

      Third quarter 2006 compared to Third Quarter 2005 and Nine Months 2006 compared to Nine Months 2005.

The Company's Net Sales in the nine months of 2006 increased by 15% to $22,671,000 compared to $19,702,000 in the nine months of 2005. Net Sales in the third quarter 2006 increased by 4% to $7,488,000 as compared to $7,196,000 in the third quarter of 2005.

In the nine months of 2006, the Company's Net Earnings were $154,000 as compared to a Net Loss in the nine months of 2005 of $(393,000), an improvement of $547,000. In the third quarter 2006, the Company had Net Earnings of $51,000 compared to $20,000 in the third quarter of 2005.

The Company's Earnings from Operations improved to $819,000 in the nine months of 2006, an improvement of $373,000 from $446,000 in the nine months of 2005. The Company's Earnings from Operations were $241,000 in the third quarter 2006, as compared to $387,000 in the third quarter 2005.

The Company's Earnings before Income Taxes were $260,000 in the nine months of 2006 compared to a Loss before Income Taxes of $(671,000) in the nine months of 2005. The Company's third quarter 2006 Earnings before Income Taxes were $96,000 compared to $39,000 in the third quarter of 2005. The Company's Earnings before Income Taxes in the nine months of 2006 were net of fees of $90,000 charged by Bank of America in the first half of 2006. The third quarter and nine months of 2005 included a nonrecurring loss of $(170,000) and $(591,000), respectively, related to the sale of Ronson Aviation's Citation II charter jet and its charter business.

Ronson Consumer Products
------------------------
(in thousands)
                                            Quarter Ended           Nine Months Ended
                                            September 30,             September 30,
                                         -------------------      --------------------

                                          2006         2005         2006        2005
                                         ------       ------      -------      -------
      Net sales                          $3,645       $4,121      $12,894      $11,502

      Earnings from operations              203          389          935          798
      Earnings before income taxes
          and intercompany charges          191          338          759          647

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 12% in the third quarter of 2006 compared to the third quarter of 2005 and increased by 12% in the nine months of 2006 compared to the nine months of 2005. The increase of 12% in Net Sales in the nine months of 2006 was due primarily to a second quarter 2006 sale to a customer in China and to increased sales of the Jet Lite. The decrease in Net Sales in the third quarter of 2006 was due primarily to lower sales of the Company's flame accessory products. The decrease of 12% in the third quarter of 2006 consisted of a decrease of about 15% due to lower volume of products sold partially offset by an increase of about 3% due to higher average net selling prices. The increase of 12% in the nine months consisted of an increase of about 25% due to higher volume of products sold partially offset by a reduction of about 13% due to lower average net selling prices. The lower average net selling prices in the nine months of 2006 were due primarily to reduced selling prices on the sale to the customer in China.

      At Ronson Consumer Products, Cost of Sales, as a percentage of Net Sales, increased to 60% in the third quarter of 2006 from 59% in the third quarter of 2005 and increased to 62% in the nine months of 2006 from 59% in the nine months of 2005. The increase in the Cost of Sales percentage in the third quarter was primarily due to increased material costs due to large increases in the price of oil, used in fuels for butane refills and Ronsonol as well as other purchased components, and to the lower Net Sales in the period. The increase in the Cost of Sales percentage in the nine months of 2006 was primarily due to a higher Cost of Sales percentage on the second quarter 2006 sale to the customer in China, and to increased material costs due to the large increases in the price of oil discussed above. The amount of the Cost of Sales at Ronson Consumer Products decreased by 9% in the third quarter of 2006 from the third quarter 2005 and increased by 17% in the nine months of 2006 from the nine months of 2005. These changes in the amount of Cost of Sales were composed of the following:

                                                  Quarter   Nine Months
                                                  -------   -----------
Increased (decreased) volume of products sold       (7)%         17%
Decreased manufacturing costs                       (4)          (2)
Increase in unit costs of products sold              2            2
                                                   ---          ---
Total change in amount of
    Cost of Sales-increase(decrease)                (9)%         17%
                                                   ===          ===

      The increase in unit costs of product sold is due primarily to increased prices of oil as discussed above.

      Ronson Consumer Products Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 24% in the third quarter of 2006 from 22% in the third quarter of 2005, primarily due to the lower Net Sales in the quarter. Ronson Consumer Products Selling, Shipping, and Advertising Expenses, as a percentage of Net Sales decreased to 21% in the nine months of 2006 from 23% in the nine months of 2005, primarily due to the higher Net Sales in the nine months 2006. General and Administrative Expenses, as a percentage of Net Sales, were lower at 7% in the nine months of 2006 from 8% in the nine months of 2005 primarily because of the increased Net Sales.

      The Earnings before Income Taxes and Intercompany Charges at Ronson Consumer Products increased to $759,000 in the nine months of 2006 from $647,000 in the nine months of 2005. The Earnings before Income Taxes and Intercompany Charges were after expenses of $70,000 in the nine months of 2006 (none in 2005) due to fees charged by Bank of America (see Other Items below).

Ronson Aviation
---------------
(in thousands)                                         Quarter Ended               Nine Months Ended
                                                       September 30,                 September 30,
                                                  ----------------------       -------------------------
                                                   2006            2005         2006               2005
                                                  ------          ------       ------             ------
Net sales                                         $3,843          $3,075       $9,777             $8,200
Earnings from operations                             419             441        1,193              1,058
Earnings before income taxes
    and intercompany charges                         411             423        1,163              1,014
Nonrecurring loss - sale of charter
    aircraft                                          --            (170)          --               (591)

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 25% in the third quarter of 2006 from the third quarter of 2005 and by 19% in the nine months of 2006 from the nine months of 2005. The increase in the third quarter of 2006 was primarily due to increased sales of aircraft. The increase in sales in the nine months of 2006 was primarily due to the sales of aircraft in the nine months of 2006 (none in 2005) and to increased sales of aircraft fuel primarily due to higher aviation fuel prices.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 81% in the third quarter of 2006 from 77% in the third quarter of 2005 and to 78% in the nine months of 2006 as compared to 76% in the nine months of 2005. The increase was primarily due to a change in the mix of products sold because of the aircraft sales in the nine months of 2006.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged in the third quarter of 2006 and third quarter of 2005 at 7%, and at 8% in the nine months of 2006 and nine months of 2005 primarily because increased personnel costs in 2006 were offset by the effect on the percentage of the increased sales.

      Ronson Aviation's Earnings before Taxes and Intercompany Charges in the nine months of 2006 was after expenses of $20,000 due to fees charged by Bank of America (see Other Items below).

      The Nonrecurring Loss of $(170,000) in the third quarter of 2005 and $(591,000) in the nine months of 2005 was due to the September 30, 2005 sale of Ronson Aviation's Citation II charter aircraft and Ronson Aviation's charter business. In the second quarter of 2005, the Company reached an agreement for the sale of the charter aircraft and business for $1.6 million in cash. In the nine months of 2005, the charter business had revenues of $357,000 and an operating loss of $(100,000).

Other Items
-----------

      The Other Charges in the third quarters and nine months of 2006 and 2005 consisted of legal fees incurred related to stockholder litigation (refer to Item 1 of Part II of this Form 10-Q). Other-Net consisted primarily of fees charged by Bank of America of $90,000 in the first half of 2006 (none in 2005); and pension expenses of $231,000 and $223,000 in the nine months of 2006 and 2005, respectively, related to the defined benefit pension plans in which no benefits have accrued since 1990 or prior; partially offset by gains realized in foreign currency transactions of $42,000 and $76,000 in the third quarter and nine months of 2006, respectively. The fees charged by Bank of America were due to terms of a loan agreement dated January 11, 2006 (which extended the loan to January 31, 2007). Under the terms of the extension, fees were due to Bank of America, beginning on February 28, 2006, at the end of each month in which the Bank of America loans had not been repaid. The Bank of America loans were repaid on July 31, 2006.

FINANCIAL CONDITION

      The Company's Stockholders' Equity increased to $3,523,000 at September 30, 2006, from $3,304,000 at December 31, 2005. The increase of $219,000 in
Stockholders' Equity was primarily due to the Net Earnings in the nine months of 2006.

      The Company's working capital improved by $770,000 to $10,000 from a deficiency in working capital of $760,000 at December 31, 2005. The Company's working capital improved by $2,275,000 in the quarter ended September 30, 2006, from a deficiency of $2,265,000 at June 30, 2006. The improvement in the Company's working capital in the quarter and nine months ended September 30, 2006 was primarily due to the Company's new loan agreements with CIT/Commercial Services, Inc. ("CIT") and North Fork Bank ("North Fork") discussed further below. The new agreements provided additional working capital of about $2,920,000 in the third quarter of 2006. The decline in working capital in the first half of 2006 had been primarily due to the classification as Current Portion of Long-term Debt of $1,145,000 from Long-term Debt at June 30, 2006, because of the January 31, 2007 due date of RCPC's prior mortgage loan with Bank of America. The improvement in working capital due to the new financing was partially offset by capital expenditures of $1,229,000 in the nine months of 2006, primarily at Ronson Aviation for the construction of a 19,200 sq. ft. hangar.

      On July 31, 2006, the Company, RCPC, Ronson-Canada and Ronson Aviation entered into a financing agreement with CIT Group/Commercial Services, Inc. ("CIT"). The financing totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the original amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries. Amounts advanced under the CIT financing agreement are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada. The CIT financing agreement includes covenants and other terms and provisions typical for agreements of its kind. The revolving line of credit is for a period of three years. The revolving loan bears interest at prime plus one half percent and the term loans bear interest at prime plus three percent.

      The proceeds from the CIT revolving loan and term loans were utilized to repay all amounts outstanding to the Bank of America under the Company's prior revolving loan and mortgage loan agreements. The proceeds from the two term loans improved working capital by about $750,000. The new CIT financing also provided additional loan availability to the Company of about $600,000.

      On September 27, 2006, Ronson Consumer Products Corporation ("RCPC") entered into a mortgage loan agreement with North Fork Bank ("North Fork") for $2,200,000. The mortgage loan is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ, and the guarantees of the Company and Ronson Aviation. The loan bears interest at the fixed rate of 6.81% and is payable in monthly installments of $15,422, with a final installment of approximately $1,697,000, plus interest, on November 1, 2016.

      The proceeds from the mortgage loan were utilized to reduce amounts outstanding to CIT Group/Commercial Services, Inc. ("CIT") under the Company's revolving loan with CIT. Immediately following the reduction of the amounts due to CIT, the Company had consolidated loan availability of approximately $2,550,000 under the CIT revolving loan agreement.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at September 30, 2006, Ronson Consumer Products and Ronson Aviation had total unused borrowings available at September 30, 2006 of about $2,203,000 under the CIT line of credit.

      The Company's Inventories increased in the nine months of 2006 primarily due to increases in inventories of the Company's consumer products, its new lighters and new torches, in preparation for and to start filling the new distribution channels.

      The Company's Accounts Payable increased in the nine months of 2006 due to increases in Inventory at Ronson Consumer Products, to capital expenditures at Ronson Aviation, and to required pension contributions.

      The Company's Construction in Progress increased to $1,586,000 at September 30, 2006, due to amounts expended on construction of the new hangar facility at Ronson Aviation. The remaining costs of the hangar construction are expected to be about $1,260,000 to be incurred in the fourth quarter of 2006 and the first quarter of 2007.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first nine months of 2006. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

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

      On June 21, 2004, the Superior Court of New Jersey granted the motion of the Ronson directors, over the objection of Steel Partners II, L.P., to bifurcate the case. As a result, trial of all claims and defenses in the derivative suit, other than the defense based upon the report and findings of the Special Litigation Committee, was held in abeyance pending trial of the Special Litigation Committee defense. The trial of the Special Litigation Committee defense was conducted in March 2005. In April 2005, the parties submitted post-trial memoranda.

      On July 23, 2004, Ronson Corporation and certain of its directors filed a Counterclaim and Third-Party Complaint against Steel Partners II, L.P., Warren
G. Lichtenstein and certain close associates -- namely, Jack Howard, Howard M. Lorber and Ronald Hayes. The Counterclaim and Third-Party Complaint is based upon the New Jersey Shareholders Protection Act, and seeks compensatory and punitive damages, costs of suit and interest, as well as entry of a judgment directing the public disclosure of all limited partners of Steel Partners II, L.P., and persons acting directly or indirectly in concert with them in connection with the acquisition or attempted acquisition of stock in, or control of, Ronson Corporation. The court directed that all discovery and other proceedings in connection with the Counterclaim and Third-Party Complaint were to be held in abeyance pending the Court's decision on the Special Litigation Committee defense.

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

      By Notice of Motion dated July 21, 2006, Steel Partners/Warren Lichtenstein sought permission of the Superior Court to file an Amended and Supplemental Complaint. The Company's directors opposed this motion. By order dated August 25, 2006, the Court denied Steel Partners/Warren Lichtenstein's motion. Discovery is now proceeding in this lawsuit, with a trial date scheduled for May, 2007.

      The Company's directors will continue to contest and to vigorously defend against the claims asserted by Steel Partners.

Steel Partners II, L.P. v. Louis V. Aronson II, Robert A. Aronson, Barbara L.
-----------------------------------------------------------------------------
Collins, Carl W. Dinger III, Paul H. Einhorn, Erwin M. Ganz, Daryl K. Holcomb,
------------------------------------------------------------------------------
I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, and Saul H. Weisman
-----------------------------------------------------------------------

      On or about April 14, 2005, Steel Partners II, L.P./Warren Lichtenstein commenced an action, on its own behalf as a shareholder of the Company, in the United States District Court for the District of New Jersey, against the current directors (other than Dr. David) of the Company, as well as Daryl K. Holcomb, the Company's chief financial officer, and Carl W. Dinger, a shareholder of and consultant to the Company. The Complaint alleges, among other things, that defendants should be treated collectively as an "Acquiring Person" under the Company's Shareholder Rights Agreement, and that their acquisition and ownership of more than 12% of the outstanding stock of the Company has triggered the provisions of the Shareholder Rights Agreement with respect to the offering of rights to shareholders, including Steel Partners II (notwithstanding that in its derivative action in the Superior Court of New Jersey, Steel Partners has challenged the legality and enforceability of the Company's Shareholder Rights Agreement). The Complaint alleges further that the defendants have violated reporting requirements under Section 13(d) of the Securities Exchange Act and Rule 13-d promulgated by the Securities Exchange Commission by failing to disclose an alleged agreement to coordinate their purchases of the Company's stock for the purposes of placing voting control in the hands of Louis V. Aronson II and for other undisclosed purposes.

      The Company's directors and its chief financial officer intend to contest the allegations of this second complaint filed by Steel Partners/Warren Lichtenstein and vigorously defend the action. The Company's directors and its chief financial officer filed a motion to dismiss Steel Partners federal court complaint in July 2005.

      By order dated April 13, 2006, and accompanying written Opinion of the same date, the United States District Court denied the motion to dismiss filed by the Company's directors and its chief financial officer. The Company's directors and chief financial officer have filed a motion seeking certification of the Order by the United States District Court, so that a petition seeking permission to appeal to the Third Circuit Court of Appeals may be filed. The parties await consideration and determination by the United States District Court. While awaiting the District Court's ruling on the certification application, the Court has determined to establish a discovery schedule, which is currently in effect. The matter is therefore proceeding through pretrial discovery.

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

                                           RONSON CORPORATION


Date: November 14, 2006                    /s/ Louis V. Aronson II
                                           -------------------------------------
                                           Louis V. Aronson II, President
                                           & Chief Executive Officer

                                           (Signing as Duly Authorized
                                           Officer of the Registrant)


Date: November 14, 2006                    /s/ Daryl K. Holcomb
                                           -------------------------------------
                                           Daryl K. Holcomb, Vice President,
                                           Chief Financial Officer and
                                           Controller

                                           (Signing as Chief Financial
                                           Officer of the Registrant)