Form 10-K
period 2006-12-31
RONSON CORP
filed 2007-04-02
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                           Commission File No. 1-1031

                               RONSON CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW JERSEY                              22-0743290
      -----------------------          ------------------------------------
      (State of incorporation)         (I.R.S. Employer Identification No.)

      CAMPUS DRIVE, P.O. BOX 6707, SOMERSET, N.J.         08875
      ------------------------------------------        ----------
      (Address of principal executive office)           (Zip Code)

      Registrant's telephone number:                    (732) 469-8300
                                                        ---------------

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

Indicate by the check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).    Yes |_| No |X|

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $5,415,000 as of June 30, 2006; the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity.

As of March 22, 2007, there were 4,815,215 shares of the registrant's common stock outstanding, adjusted to reflect a 5% common stock dividend declared on February 1, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part I.

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

                                TABLE OF CONTENTS

Part I                                                                     Page
------                                                                     ----

      Item 1.  Business.                                                     4

          1A.  Risk Factors.                                                 7

           2.  Properties.                                                  11

           3.  Legal Proceedings.                                           12

           4.  Submission of Matters to a Vote of Security Holders.         14

Part II
-------

      Item 5.  Market for the Company's Common Stock and Related
               Stockholder Matters.                                         15

           6.  Selected Financial Data.                                     16

           7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                   16

           7A. Quantitative and Qualitative Disclosures about Market Risk.  26

           8.  Financial Statements and Supplementary Data.                 27

           9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.                                    28

          9A.  Controls and Procedures.                                     28

          9B.  Other Information.                                           29

Part III
--------

      Item 10. Directors, Executive Officers and Corporate Governance.      29

           11. Executive Compensation.                                      33

           12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.                  38

           13. Certain Relationships and Related Transactions, and
               Director Independence.                                       40

           14. Principal Accountant Fees and Services.                      41

Part IV
-------

      Item 15. Exhibits and Financial Statement Schedules.                  41

   Signatures.                                                              44

   Financial Statements.                                                    45

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

(b)   Financial Information about Segments.

      Refer to Note 11 of the Notes to Consolidated Financial Statements below.

(c)   Narrative Description of Business.

      (1) Consumer Products
          -----------------

      The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", and a spot remover under the product tradename "Kleenol". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. The consumer products segment has a greater than 10% customer, a distributor, supplying Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on this distributor because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to this distributor in 2006 and 2005 accounted for 13% and 14%, respectively, of Consolidated Net Sales of the Company and 23% and 24%, respectively, of Net Sales of the consumer products segment.

      Consumer products are distributed through distributors, food brokers, automotive and hardware representatives and mass merchandisers, drug chains and convenience stores in the United States and Canada. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States, Canada and Mexico. These subsidiaries' consumer products face substantial competition from other nationally distributed products and from numerous local and private label packaged products. Since Ronson Consumer Products produces packaged products in accordance with its sales forecasts, which are frequently reviewed and revised, inventory accumulation has not been a significant factor, and this segment does not have a significant order backlog. The sources and availability of raw materials for this segment's packaged products are not significant factors; however, increased costs in 2006 and 2005 associated with the rising prices of oil used in certain Ronson consumer products are a factor.

      Ronson Consumer Products also distributes seven lighter and torch products

- the "COMET" refillable butane lighter; the Ronson "WINDII" liquid fuel windproof lighter; the Ronson "AmeroFlame Ignitor", used for lighting fireplaces, barbecues, camping stoves and candles; the "AMERO LITE" blue point flame butane lighter, the "JetLite", a blue flame torch lighter, excellent in the wind as when sailing or golfing; the "Tech Torch", used for precision craft and hobby work, and soldering; and the "AERO TORCH", geared for soldering, plumbing and outdoor use requiring a larger flame. The lighter products are marketed in the United States and Canada.

      The lighter and torch products distributed by Ronson Consumer Products were each developed by the Company's research and development department. The products were sourced in Peoples Republic of China and Taiwan and are manufactured to the Company's engineering and quality specifications, with quality control inspection both at the manufacturer and at the Company's facilities in Woodbridge, New Jersey. Each of the Company's lighter and torch products is refillable using the Company's Ronsonol lighter fluid or Multi-Fill butane fuel injectors. The Company believes that several of these products are unique in the marketplace. The Company's lighter and torch products, however, face strong competition from several nationally distributed brands and unbranded imports.

      The Company recently introduced two new products, both of which are refillable using the Company's Multi-Fill butane fuel injectors. The Stardust butane candle set provides the charm of candlelight with the elegance of fine table decorations. The new Torchef butane cooking torch is specifically designed by the Company for cooking specialties in the home or professional kitchens, as well as other uses around the home. Management believes that the Stardust butane candle set is a unique product, but it faces substantial competition from wax candles. The Torchef faces substantial competition from a number of other kitchen torches, but management believes that it is also unique in the marketplace due to its design.

      Each of the Company's lighter and torch products are currently manufactured by one or two manufacturers in Peoples Republic of China and Taiwan. Since there are a number of sources of similar lighter products, management believes that other suppliers could provide lighters on comparable terms. A change of suppliers, however, could cause a delay in delivery of the Company's lighter, candle and torch products and, possibly, a short-term loss in sales which could have a short-term adverse effect on operating results.

      (2)   Aviation - Fixed Wing Operations and Fixed Wing
            -----------------------------------------------
            Services as well as Services for Helicopters
            --------------------------------------------

      Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include aircraft fueling, cargo handling, avionics, new and used aircraft sales, aircraft repairs, aircraft storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal. The facilities include a 52,000 square foot hangar/office complex, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Description of Properties, (4) Trenton, New Jersey). Ronson Aviation is also constructing a new 19,200 square foot storage hanger which is expected to be ready for occupancy in July 2007.

      Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Hawker Beechcraft Aircraft and Parts Sales and Service Center and a Cessna Aircraft service station. Ronson Aviation also became a Cirrus Aircraft service station in 2006.

      At December 31, 2006, Ronson Aviation had orders to purchase three new aircraft from Raytheon Aircraft Corporation, all of which are for resale. The total sales value of these aircraft is approximately $2,380,000. The orders are subject to cancellation by Ronson Aviation. Ronson Aviation has received orders to sell two of the aircraft in the third quarter of 2007.

      Ronson Aviation is subject to extensive competition in its activities, but Ronson Aviation is the only provider of aviation services to the private, corporate and commercial flying public at Trenton-Mercer Airport in Trenton, New Jersey.

ENVIRONMENTAL MATTERS
---------------------

      In the conduct of certain of its manufacturing operations, the Company is required to comply with various environmental statutes and regulations concerning the generation, storage and disposal of hazardous materials. Additionally, under New Jersey's "ISRA" law, operators of particular facilities classified as industrial establishments are required to ensure that their facility complies with environmental laws, including implementation of remedial action, if necessary, before selling or closing a facility.

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

RESEARCH ACTIVITIES
-------------------

      The Company's consumer products segment expensed approximately $376,000, $348,000 and $313,000, during the fiscal years ended December 31, 2006, 2005 and 2004, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

NUMBER OF EMPLOYEES
-------------------

      As of December 31, 2006, the Company and its subsidiaries employed a total of 95 persons.

CUSTOMER DEPENDENCE
-------------------

      See above under "Consumer Products".

SALES AND REVENUES
------------------

      The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                               Consumer     Aviation Operations
                               Products     and Services
                               --------     ------------
       2006                       58%             42%
       2005                       59%             41%
       2004                       59%             41%

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

      Regulatory Risks

      The Company is subject to numerous environmental laws and regulations that impose various environmental controls on its business operations, including among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon the Company's operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposal and other releases of hazardous substances. The Company believes that its expenditures related to environmental matters are not currently expected to have a material adverse effect on its financial condition, results of operations and cash flows. However, the environmental laws under which the Company operates are complicated and often increasingly more stringent, and may be applied retroactively. Accordingly, there can be no assurance that the Company will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

      Interest Rates

      The Company is exposed to changes in prevailing market interest rates affecting its interest costs and the return on its investments. All of the Company's Short-term Debt carries a variable rate of interest. The Company's outstanding Long-term Debt as of December 31, 2006, consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates and indebtedness with a variable rate of interest.

      Foreign Currency Exchange Rates

      The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 7% of its Consolidated Net Sales were in Canada.

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

      Ronson Aviation relies on Hawker Reechcraft Aircraft Corporation as its sole supplier of new piston engine(s) aircraft for sale. Loss of availability of such aircraft and delays in deliveries of aircraft have had from time to time, and may in the future temporarily have, an adverse effect on Ronson Aviation's Net Sales.

      Business Risk

      Ronson Aviation depends upon demand for general aviation services, including corporate air travel. Increased security requirements and concerns may have an effect, positive or adverse, on Ronson Aviation's future operating results, financial position and cash flows.

Item 2 - DESCRIPTION OF PROPERTIES
         -------------------------

      The following list sets forth the location and certain other information concerning the Company's manufacturing and office facilities. The Company's facilities are in relatively modern buildings which were designed for their present purpose. The Company believes its manufacturing and other facilities to be suitable for the operations conducted. In the list below, "medium" facilities are those which have between 19,000 and 100,000 square feet; and "small" facilities are those which have less than 19,000 square feet.

      The facilities in Woodbridge and South Brunswick, New Jersey, and Canada comprise the consumer products segment. The Trenton, New Jersey, facilities are used by the aviation services segment.

      (1) Woodbridge, New Jersey

      Facilities included in (a) and (b) below are owned subject to a mortgage in favor of North Fork Bank ("North Fork").

      (a) One medium facility for manufacturing consumer products. This facility is owned and is constructed of brick, steel and cinder block.

      (b) One small facility for storage. This facility is owned and is constructed of metal, cinder block and cement.

      (2) South Brunswick, New Jersey

      One small facility for shipping and storage of finished goods which is subject to a lease expiring in March 2013, with two additional three-year options.

      (3) Somerset, New Jersey

      One small facility for executive and consumer products offices. This facility is subject to a lease which expires in June 2009. The facility is constructed of metal, cinder block and cement.

      (4) Trenton, New Jersey

      (a) Two medium facilities for fixed wing operations and services and helicopter services, sales and office space leased to others. These buildings are owned and constructed of steel and concrete. The second building is currently under construction. The land on which these buildings are located is leased under a leasehold with six five-year terms automatically renewed, with the last five-year term previously expiring in November 2007. The lease may now be extended by Ronson Aviation for five additional five-year terms through November 2032, because Ronson Aviation has invested more than $1,500,000 in capital improvements.

      (b) One medium facility - "T" hangars. These structures are owned and are constructed of aluminum and concrete. The land upon which these structures are located is leased under a leasehold on the same terms as in 4 (a) above.

      (5) Mississauga, Ontario, Canada

      One small facility for sales and marketing, distribution center and storage. This facility is subject to a lease which expires in March 2011. This facility is constructed of brick and cinder block.

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

Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson, Erwin
-------------------------------------------------------------------------------
M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, Saul H. Weisman,
-----------------------------------------------------------------------------
Carl W. Dinger III and Ronson Corporation (ESX-C-101-03).
---------------------------------------------------------

      On March 25, 2003, a derivative lawsuit was filed against the directors of the Company in the Superior Court of New Jersey, Chancery Division, Essex County by Steel Partners II, L.P. and Warren G. Lichtenstein. The lawsuit alleges, among other matters, breach of fiduciary duty and an absence of disinterestedness by the defendants, and use of corporate control to advance their own interests. The lawsuit seeks monetary damages on behalf of the Company as well as equitable relief to invalidate the Company's preferred shares rights agreement and certain consulting agreements, to enjoin performance of agreements with certain directors and to require the Company's President and Chief Executive Officer to divest those shares acquired, and not to acquire additional shares while the preferred shares rights agreement has been or remains in place.

      A special litigation committee of two independent directors was created by the Board of Directors of the Company to investigate and evaluate the allegations made in the lawsuit. The committee concluded that none of the directors breached any fiduciary duty owed to the Company or its shareholders, that it is not in the best interest of the Company or its shareholders to continue legal action against the directors on any of the claims asserted in the derivative complaint and that the Company seek to dismiss the derivative action. On June 19, 2006, the court granted the motion of the Company's directors, ruling that the special litigation committee was independent, that by virtue of the special litigation committee defense all claims to the extent based upon the preferred shares rights agreement were dismissed, and that the application to dismiss the remaining claims was denied. On July 21, 2006, the court denied plaintiffs' motion to file an amended and supplemental complaint.

      On July 23, 2004, Ronson Corporation and certain of its directors filed a counterclaim and third-party complaint against Steel Partners II, L.P., Warren
G. Lichtenstein and certain close associates, namely, Jack Howard, Howard M. Lorber and Ronald Hayes. The counterclaim and third-party complaint is based upon the New Jersey Shareholders Protection Act, the Company's preferred shares rights plan, tortious interference with prospective business advantage and negligently caused economic loss, and seeks compensatory and punitive damages, costs of suit and interest, as well as entry of a judgment directing the public disclosure of all limited partners of Steel Partners II, L.P., and persons acting directly or indirectly in concert with them in connection with the acquisition or attempted acquisition of stock in, or control of, the Company, and divestiture by defendants of shares of Common Stock acquired subsequent to the initial filing on Schedule 13D by Steel Partners II, L.P. A motion to dismiss by Steel Partners, Warren Lichtenstein and Jack Howard dated November 21, 2006 has been granted by the court as to the allegations of prima facie tort and denied as to all other counts, and motions to dismiss by Howard Lorber dated October 6, 2006 and by Ronald Hayes, dated November 8, 2006, respectively, have been granted as to the allegations of unfair competition and prima facie tort and in all other respects denied.

      Discovery is now proceeding in this lawsuit, with a trial date for September 2007. The Company's directors will continue to contest and to vigorously defend against the claims asserted by plaintiffs.

Steel Partners II, L.P. v. Louis V. Aronson II, Robert A. Aronson, Barbara L.
-----------------------------------------------------------------------------
Collins, Carl W. Dinger III, Paul H. Einhorn, Erwin M. Ganz, Daryl K. Holcomb,
------------------------------------------------------------------------------
I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder and Saul H. Weisman (DMC-MF).
--------------------------------------------------------------------------------

      On or about April 14, 2005, Steel Partners II L.P. commenced an action, on its own behalf as a shareholder of the Company, in the United States District Court for the District of New Jersey, against the current directors of the Company (other than Edward E. David, Jr.), as well as Daryl K. Holcomb, the Company's chief financial officer, and Carl W. Dinger, a shareholder of and consultant to the Company. The action alleges, among other things, that defendants should be treated collectively as an "Acquiring Person" under the Company's preferred shares rights agreement, and that their acquisition and ownership of more than 12% of the outstanding stock of the Company has triggered the provisions of the preferred shares rights agreement with respect to the offering of rights to shareholders, including plaintiff (notwithstanding that in its derivative action in the Superior Court of New Jersey, Steel Partners has challenged the legality and enforceability of the Company's preferred shares rights agreement). The action alleges further that the defendants as a group have become an "interested shareholder" under the New Jersey Shareholder Protection Act, and that the defendants have violated reporting requirements under Section 13(d) of the Securities Exchange Act of 1934 and Rule 13-d promulgated by the Securities Exchange Commission by failing to disclose an alleged agreement to coordinate their purchases of the Company's stock for the purposes of placing voting control in the hands of Louis V. Aronson II and for other undisclosed purposes.

      On April 13, 2006, the court denied the motion to dismiss filed by the Company's directors and its chief financial officer in July 2005. The motion filed by the Company's directors and chief financial officer seeking certification of the order by the court, so that a petition seeking permission to appeal to the U.S. Court of Appeals for the Third Circuit may be filed, was denied on December 22, 2006.

      The Company's directors and its chief financial officer contest the allegations of this action filed by plaintiff, and intend to vigorously defend the action. The court has established a discovery schedule, and the action is proceeding through pretrial discovery.

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on November 16, 2006, the matters set forth in the Company's 2006 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

      (b) The Election of Directors by 98.0% or more of the votes cast at the meeting is summarized as follows:

      Ms. Barbara L. Collins, and Messrs. Edward E. David, and Gerard J. Quinnan were reelected for three-year terms as Class I directors, expiring at the 2009 Annual Meeting; and

      The terms of office of each of the following directors continued after the Meeting; Louis V. Aronson II, Robert A. Aronson, Paul H. Einhorn, Erwin M. Ganz,
I. Leo Motiuk, and Justin P. Walder.

      (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2006 was ratified by 99.8% of the votes cast at the Meeting.

      The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

1. ELECTION OF DIRECTORS

      Class I (term expires at 2009 Annual Meeting of Stockholders):

                                      FOR            %         WITHHELD      %
                                      ---            -         --------      -
      Barbara L. Collins              4,258,257      99.1      38,817        0.9
      Edward E. David, Jr.            4,217,009      98.1      88,065        1.9
      Gerard J. Quinnan               4,211,463      98.0      89,611        2.0

2. To ratify the appointment of DEMETRIUS & COMPANY, L.L.C., as independent auditors for the year 2006

       FOR           %           AGAINST      %         ABSTAIN      %
       ---           -           -------      -         -------      -
       4,286,511     99.8        9,469        0.2       1,094        0.0

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

2006
-------------------------------------------------------------------

Quarter                     1st        2nd        3rd       4th
-------------------------------------------------------------------

High Bid                    $5.86      $4.93      $2.33     $2.02
Low Bid                     $1.19      $1.88      $1.33     $1.52

2005
-------------------------------------------------------------------

Quarter                     1st        2nd        3rd       4th
-------------------------------------------------------------------

High Bid                    $2.02      $2.14      $1.81     $1.72
Low Bid                     $1.64      $1.41      $1.41     $1.02

      (b) At March 22, 2007, there were 2,175 stockholders of record of the Company's common stock.

      (c) Dividends -

      1. Cash dividends declared and paid by the Company in the years ended December 31, 2005 and 2004 are as follows (none in 2006):

                                 2005      2004
                                 ----      ----

            First Quarter        $0.01     $.00
            Second Quarter         .01      .01
            Third Quarter          .00      .01
            Fourth Quarter         .00      .01

      2. Stock dividends - On February 1, 2007, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock, in addition to a 5% common stock dividend declared during each of the last five fiscal years, on February 23, 2006, February 15, 2005, February 12, 2004, March 18, 2003, and March 12, 2002, respectively. Information regarding the number of shares and per share amounts has been retroactively adjusted for the stock dividends declared on the Company's common stock.

      (d) See Item 11 below for information as to securities authorized for issuance under equity compensation plans.

      (e) The following table contains information about purchases of equity securities by the Company and affiliated persons during the fourth quarter of 2006:

                      Issuer Purchases of Equity Securities

--------------------------------------------------------------------------------

                                                                                        Maximum
                                                                                      Number (or
                                                                    Total Number      Approximate
                                                                      of Shares      Dollar Value)
                                                                    Purchased as    of Shares that
                                                                       Part of        May Yet Be
                                                       Average        Publicly         Purchased
                                     Total Number       Price         Announced        Under the
                                       of Shares      Paid per        Plans or         Plans or
Period                                 Purchased        Share         Programs         Programs
---------------------------------------------------------------------------------------------------
October 1 - October 31, 2006                 --       $     --               --              --
November 1 - November 30, 2006               --             --               --              --
December 1 - December 31, 2006               --             --               --              --
                                       --------       --------        ---------        --------
Total                                        --       $     --               --              --
                                       ========       ========        =========        ========

Item 6 - SELECTED FINANCIAL DATA
         -----------------------

      The information required by this item is filed with this report in Item 15 and is incorporated herein by reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

2006 Compared to 2005

      The Company's Net Sales increased 10% in 2006 to $29,244,000 as compared to $26,563,000 in 2005.

      The Company's Earnings from Operations improved to $1,093,000 in 2006 from $888,000 in 2005.

      The Company's Earnings before Income Taxes increased by $791,000 to $289,000 in 2006 from a Loss before Income Taxes of $502,000 in 2005. The Loss before Income Taxes in 2005 included a nonrecurring loss related to the Company's sale of Ronson Aviation's charter aircraft and charter business.

      The Company's Income Tax Expenses in 2006 included a $75,000 cost due to the adjustment of the valuation allowance for deferred tax assets related to a tax planning strategy.

Ronson Consumer Products
------------------------
(in thousands)

                                                         Year Ended December 31,
                                                               2006         2005
                                                               ----         ----
Net Sales                                                   $16,870      $15,664
Earnings before interest, other items,
   intercompany charges, and taxes                            1,243        1,347
Earnings before intercompany charges
   and taxes                                                    946        1,126

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 8% in 2006 as compared to 2005 primarily due to increased sales of the Company's JetLite lighter, and to a sale in April 2006 to a customer in China. The increase of 8% in 2006 consisted of an increase of about 15% due to higher volume of products sold partially offset by a reduction of about 7% due to lower average net selling prices, due primarily to reduced selling prices on the April 2006 sale to the customer in China.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 61% in 2006 from 58% in 2005. The increase in the Cost of Sales percentage in 2006 was primarily due to a higher Cost of Sales percentage on the second quarter 2006 sale to the customer in China, and to increased material costs due to the large increases in the price of oil. The amount of the Cost of Sales at Ronson Consumer Products increased in 2006 by 13%. The increase in the amount of Cost of Sales was composed of the following:

      Increased volume of products sold                11%
      Decreased manufacturing costs                    (1)%
      Increased unit costs of products sold             3%
                                                       --
      Total increase in amount of Cost of Sales        13%
                                                       ==

      The increase in unit costs of products sold was due primarily to increases in oil prices.

      Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products decreased to 22% in 2006 from 23% in 2005 primarily due to increased Net Sales.

      Interest Expense at Ronson Consumer Products increased to $290,000 in 2006 from $195,000 in 2005 primarily due to increased Short-term Debt and Long-term Debt.

Ronson Aviation
---------------
(in thousands)

                                                         Year Ended December 31,
                                                              2006         2005
                                                              ----         ----
Net Sales                                                  $12,374      $10,899
Earnings before interest, other items,
   intercompany charges, and taxes                           1,660        1,435
Earnings before intercompany charges
   and taxes                                                 1,606        1,381
Nonrecurring loss-sale of charter aircraft
   and business                                                 --         (591)

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 14% in 2006 from 2005 primarily because Ronson Aviation had sales of new aircraft of $1,796,000 in 2006 and none in 2005.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 77% in 2006 from 76% in 2005 primarily because of the change in the mix of products sold due to the aircraft sales in 2006.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were reduced to 7% in 2006 from 8% in 2005 primarily because a decrease due to the increased sales in 2006 was partially offset by the effect of increased personnel costs.

      Interest Expense at Ronson Aviation decreased to $24,000 in 2006 from $50,000 in 2005 primarily due to reduced average Long-term Debt in 2006 because of the 2005 sale of Ronson Aviation's charter aircraft and related charter business discussed below.

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

Other Items
-----------

      The General and Administrative Expenses of Corporate and Others decreased to $1,719,000 in 2006 as compared to $1,799,000 in 2005 primarily due to reductions of certain benefits costs in 2006.

      Other-Net included pension expenses related to the Company's frozen defined benefit plans of $315,000, $308,000, and $375,000, in the years ended December 31, 2006, 2005 and 2004, respectively.

      Other-Net included $90,000 in fees charged by Bank of America in the first half of 2006 (none in 2005) due to terms of a loan amendment dated January 11, 2006 (which extended the loan agreements to January 31, 2007). Under the terms of the extension, fees were due to Bank of America, beginning on February 28, 2006, at the end of each month in which the Bank of America loans had not been repaid. The Bank of America loans were repaid on July 31, 2006.

      Other-Net also included the amortization of $40,000 in 2006 in deferred costs incurred to complete the new CIT/Commercial Services, Inc. ("CIT") and North Fork Bank ("North Fork") financing. The balance of the costs, originally totaling about $290,000, is being amortized over the terms of the loans.

      The net Other Charges of $91,000, $95,000, and $145,000 in 2006, 2005 and
2004, respectively, were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same stockholder. The net shareholder litigation expenses were included in General and Administrative Expenses in the Consolidated Statements of Operations. These litigation expenses were net of the associated insurance reimbursements.

2005 Compared to 2004

      The fourth quarter 2005 was profitable, but not sufficient to offset the one-time non-recurring loss of $591,000 on the sale in September 2005 of Ronson Aviation's charter business and Citation II Jet. Also, earnings in the fourth quarter of 2005 included a non-recurring loss of $51,000 related to a New Jersey State income tax matter from prior years. The Company would have had Net Earnings for the year 2005 had it not incurred the non-recurring losses in 2005 totaling $642,000, before income taxes.

      The Company's Net Sales were $26,563,000 in the year 2005 as compared to $28,483,000 in the year 2004. No aircraft sales were included in 2005; however, in 2004, Net Sales included sales of aircraft of $2,098,000.

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

      Net Sales of consumer products at Ronson Consumer Products were lower by 7% in 2005 as compared to 2004 primarily due to reduced sales of certain flame accessory products, composed of a 5% increase due to increased average net selling prices offset by a decline of about 12% due to reduced volume of products sold.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products decreased to 58% in 2005 from 59% in 2004. A reduction in the Cost of Sales percentage in 2005 due to the increase in average net selling prices (discussed above) was offset by increased material costs because of increases in the price of oil (used in fuels for butane refills and Ronsonol, as well as other components) and the effect of the lower Net Sales. The amount of the Cost of Sales at Ronson Consumer Products decreased in 2005 by 7%. The decrease in the amount of Cost of Sales was composed of the following:

      Reduced volume of products sold                    8%
      Decreased manufacturing costs                      1%
      Increased unit costs of products sold             (2)%
                                                        --
      Total reduction in amount of Cost of Sales         7%
                                                        ==

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

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 76% in 2005 from 77% in 2004 primarily because a decrease due to the change in the mix of products sold was partially offset by the effect of the increased cost of aircraft fuel due to higher oil prices.

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

      Other-Net included pension expenses related to the Company's frozen defined benefit plans of $308,000, $375,000, and $423,000 in the years ended December 31, 2005, 2004, and 2003, respectively.

      The net Other Charges of $95,000, $145,000, and $460,000 in 2005, 2004,
and 2003, respectively, were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same stockholder. The net shareholder litigation expenses were included in General and Administrative Expenses in the Consolidated Statements of Operations. These litigation expenses were net of the associated insurance reimbursements.

Income Taxes
------------

      In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 2006, 2005, and 2004, the Company recognized deferred income tax expenses (benefits) of $130,000,($235,000), and $154,000, respectively, primarily due to the Earnings (Losses) before Taxes.

      Current income taxes in the years ended December 31, 2006, 2005, and 2004, were presented net of credits of $17,000, $16,000, and $110,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2006, 2005 and 2004, current income tax expenses (benefits) were as follows (in thousands):

                                                        Year Ended December 31,
                                                       2006      2005      2004
                                                       ----      ----      ----

                Federal                                $ --      $ --      $ (4)
                State                                    20        38       152
                Foreign                                  72        28         9
                                                       ----      ----      ----
                           Total                       $ 92      $ 66      $157
                                                       ====      ====      ====

      At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,816,000 and federal and state alternative minimum tax credit carryforwards of $113,000. (Refer to Note 2 of the Notes to Consolidated Financial Statements.)

      For purposes of financial reporting, the Company's effective income tax rate was 77% in 2006, 34% in 2005, and 62% in 2004. The increase in the effective tax rate in 2006 was primarily due to an increase of $75,000 in the valuation allowance related to deferred tax assets. In the fourth quarter of 2006, the Company reviewed the likelihood that, using a tax planning strategy, it would be able to utilize net operating loss carryforwards of Prometcor, Inc. for purposes of State of New Jersey income taxes. The determination was made that a portion was not likely to be utilized. Therefore, in the fourth quarter of 2006, the Company increased the valuation reserve related to deferred income tax assets by $75,000, resulting in increased Income Tax Expenses. The increase in the effective tax rate in 2004 was primarily due to the provision of $122,000 for state income tax related to an assessment by the State of New Jersey for prior years.

FINANCIAL CONDITION
-------------------

      The Company's Stockholders' Equity increased to $3,626,000 at December 31, 2006, from $3,304,000 at December 31, 2005. The increase in Stockholders' Equity in 2006 was primarily due to the Net Earnings of $67,000 in 2006, and to a decrease of $356,000, net of related income tax benefits, in the Minimum Pension Liability Adjustment component of Accumulated Other Comprehensive Loss.

      The Company had a deficiency in working capital of $878,000 at December 31, 2006, as compared to a deficiency of $760,000 at December 31, 2005.

      An improvement in the Company's working capital in the quarter ended September 30, 2006 was primarily due to the Company's new loan agreements with CIT and North Fork. The new agreements provided additional working capital of about $2,920,000 in the third quarter of 2006. The improvement in working capital due to the new financing was substantially offset by capital expenditures of $2,185,000 in 2006, primarily at Ronson Aviation for the construction of a 19,200 sq. ft. hangar.

      On July 31, 2006, the Company, RCPC, Ronson-Canada and Ronson Aviation entered into a financing agreement with CIT. The new financing totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the original amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivables and inventories of the Company's subsidiaries. Amounts advanced under the CIT financing agreement are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada. The CIT financing agreement includes covenants and other terms and provisions typical for agreements of its kind. The revolving line of credit is for a period of three years. The revolving loan bears interest at prime plus one half percent and the term loans bear interest at prime plus three percent.

      At December 31, 2006 CIT provided the Company with a waiver of a covenant violation due to failure by the Company to meet a fixed charge coverage ratio for the six months ended December 31, 2006.

      The proceeds from the CIT revolving loan and term loans were utilized to repay all amounts outstanding to the Bank of America under the Company's prior revolving loan and mortgage loan agreements. The proceeds from the two term loans improved working capital by about $750,000. The new CIT financing also provided additional loan availability to the Company of about $600,000.

      On September 27, 2006, RCPC entered into a mortgage loan agreement with North Fork for $2,200,000. The mortgage loan is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, New Jersey, and the guarantees of the Company and Ronson Aviation. The loan bears interest at the fixed rate of 6.81% and is payable in monthly installments of $15,422, with a final installment of approximately $1,697,000 plus interest, on November 1, 2016.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2006, the Company's subsidiaries had unused borrowings available at December 31, 2006 of about $610,000 under the CIT line of credit described above.

      The Company's Raw Material Inventories increased at December 31, 2006, from December 31, 2005, primarily due to increased inventories at Ronson Consumer Products related to new products. The Company's Other Current Assets increased at December 31, 2006 from December 31, 2005 due primarily to increased deposits and increased prepaid insurance.

      The Company's Accounts Payable increased in 2006 primarily due to the timing of purchases and payments. The Company's Accrued Expenses decreased in 2006 primarily because the funded status of the Company's defined benefit pension plan had been a current liability of $711,000 at December 31, 2005, but improved to a prepaid pension asset at December 31, 2006, included in Other Assets. The improvement in the Plan's funded status was due to the large contributions to the plan by the Company and to the plan's favorable return on assets in 2006.

      The Company's Capital Expenditures increased to $2,185,000 in 2006, primarily at Ronson Aviation for the construction of its new 19,200 sq. ft. hangar. Ronson Aviation's property is subject to a long-term lease previously scheduled to expire in November 2007. The lease has been extended by Ronson Aviation (for up to additional 25 years) with its investment in capital improvements of more than $1,500,000. In March 2004 Ronson Aviation announced plans to proceed with an expansion of its facilities which would meet the requirements of the lease extension. At December 31, 2006, Ronson Aviation had expended approximately $2,330,000 on the improvements. Ronson Aviation expects that, as of December 31, 2006, the additional cost to complete the hangar, including $345,000 committed at December 31, 2006, is approximately $560,000.

      The Company's required contributions in 2007 to its deferred benefit pension plan will be significantly reduced from prior years. The contributions in 2007 will total about $238,000, as compared to the contributions in 2006 and 2005 of $744,000 and $847,000, respectively. Required contributions in 2008 and 2009 are currently projected to be about $114,000 and $139,000, respectively. (Future actual earnings results on the plan's assets and actuarial gains and losses will affect future required contribution amounts). The reductions in the required contributions in 2007 and future years is due primarily to the large contributions to the plan in recent years, and to improved earnings on the plan's assets, both of which have resulted in the plan reaching the full funding limit in 2006.

      On February 1, 2007, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend will be issued on April 16, 2007, to stockholders of record March 30, 2007. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

      On May 31, 2004, the Company completed the redemption of the remaining outstanding preferred stock. A total of 20,322 preferred shares were redeemed at a cost of $46,263, and 14,553 preferred shares were converted into common shares.

      The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations and to complete the construction of the Ronson Aviation hangar through internally generated funds from future net earnings and depreciation, established external financial arrangements, potential additional sources of financing and existing cash balances.

      The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 4 and 5 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                             Payments Due by Period
                                 -----------------------------------------------
Contractual                              Less than       2-3       4-5     After
Obligations                       Total     1 year     years     years   5 years
                                  -----     ------     -----     -----   -------

Long-term debt                   $3,368     $  285    $  566    $  485    $2,032
Capital lease obligations         1,114        335       518       261        --
Operating leases                  1,691        438       727       368       158
Other long-term
  obligations (1)                 1,039      1,014        25        --        --
                                 ------     ------    ------    ------    ------
Total contractual
   obligations                   $7,212     $2,072    $1,836    $1,114    $2,190
                                 ======     ======    ======    ======    ======

Pension obligations (2)                     $  238    $  253    $  403
                                            ======    ======    ======

(1) Other long-term obligations include amounts due under an employment agreement, a consulting agreement, a stock option agreement, and construction in progress.

(2) The payments of pension obligations assume necessary required contributions are made annually and that the plan incurs no actuarial or asset gains or losses. No estimate of contributions after five years can be made at this time because actuarial gains and losses cannot be estimated at this time.

      The Company will continue to incur interest expenses related to its outstanding short-term and long-term debt. In the years ended December 31, 2006, 2005, and 2004, the Company's interest expenses were $476,000, $473,000, and $367,000, respectively. The interest expense in 2006 and 2005 included about $18,000 and $71,000, respectively, related to a prior years' New Jersey State income tax matter. Management expects its interest expenses (excluding interest related to capital lease obligations) in the years ending December 31, 2007 through 2011 to be approximately (in thousands):

                  2007                         $443
                  2008-2009 (2 years)           803
                  2010-2011 (2 years)           695
                  After 2011                    621

      The estimated interest payments assume: 1) that the long-term debt and capitalized lease obligations are repaid according to the maturities; 2) the Company's revolving loans will continue through 2011 at the same terms and at the average balances of 2006; 3) interest rates remain at the December 31, 2006, levels; 4) no aircraft inventory loans will be required; and 5) interest expense related to capitalized lease obligations is excluded because it is included in the table of Contractual Obligations above.

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

Allowance For Doubtful Accounts

      The preparation of financial statements requires management to make estimates and assumptions relating to the collectibility of accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting For Sales Incentives

      The Company records sales incentives as a reduction of sales in the statements of operations. Sales incentives include rebates, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores and other promotional activity. The Company records these promotional incentives in the period during which the related product is shipped to the customer, or when the expense is incurred.

      Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. We review the assumptions and adjust the allowances quarterly. The financial statements could be materially impacted if the actual promotion costs fluctuate from the standard rate. The allowances are classified as a reduction of accounts receivable.

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

New Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R)" (SFAS No. 158). This statement, among other things, requires that the Company recognize the funded status of its defined benefit pension in the Consolidated Balance Sheet as of December 31, 2006, with changes in the funded status recognized through other comprehensive income in the year in which such changes occur. The adoption of SFAS No. 158 had no effect on the Consolidated Statements of Operations for any period presented. Refer to
Note 6 of the Notes to Consolidated Financial Statements below regarding the effect of adoption of SFAS No. 158 on the Company's Balance Sheet at December 31, 2006.

      In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115". This standard is effective for periods beginning after November 15, 2007. Therefore, the Company will adopt the provisions of the standard on January 1, 2008. SFAS 159 permits the Company to elect to measure certain of its financial instruments at either historical cost or fair value. The Company is in the process of determining what method it will choose upon adoption and, once determined, the impact, if any, adoption will have on the financial results or position of the Company.

      In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect that FIN 48 will have a material effect on the Company's Consolidated Balance Sheets or Statements of Operations.

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

      All of the Company's Short-term Debt ($2,143,000 at December 31, 2006) carries a variable rate of interest, and, therefore, the carrying value of the Short-term Debt approximates fair value. The Company's outstanding Long-term Debt as of December 31, 2006, consisted of indebtedness in the amount of $2,486,000 with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Of the Long-term Debt with fixed interest rates, the $2,195,000 mortgage loan carries a fixed rate of 6.81%. Based on the Company's average borrowings with variable interest rates during 2006 and assuming a one percentage point change in average interest rates, it is estimated that the Company's interest expense during 2006 would have increased or decreased by approximately $19,000.

      The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 7% of its Consolidated Net Sales were in Canada. As of December 31, 2006, the Company's net investment in Ronson-Canada was approximately $419,000. Because the

Company's foreign currency exchange exposure is limited to one relatively stable currency and the relatively small size of its net investment in Ronson-Canada, the Company does not consider this foreign currency exchange exposure to be material to its financial condition and results of operations. The cumulative effect of translating balance sheet accounts from the Canadian dollars into the US dollars at the current exchange rate is included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets.

      The Company, due to the nature of its operations, is also exposed to changes in the prices of fuels. In the years ended December 31, 2006 and 2005, the Company's cost of fuels included in its consumer products and its cost of aircraft fuel totaled approximately $5,636,000 and $4,956,000, respectively, or approximately 28% of Cost of Sales in each of the years ended December 31, 2006 and 2005. The prices of the fuels fluctuate more or less in conjunction with oil prices. An increase or decrease of 1% in the average cost of the Company's fuels would have increased or decreased the Company's Cost of Sales by approximately $56,000 in 2006. Cost of fuels also impacts the cost of various other components used in the Company's products. Increases in the price of fuels, to the extent the Company is not able to increase the prices of its products to its customers, could have an adverse impact on the Company's results of operations.

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

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending December 31, 2006:

(Dollars in thousands, except per share amounts)

                                                              First        Second       Third       Fourth       Total
                                                              Quarter      Quarter      Quarter     Quarter      Year
                                                              ---------------------------------------------------------------
Year ended December 31, 2006
----------------------------
Net sales                                                     $ 7,342      $ 7,841      $ 7,488     $ 6,573      $29,244
Gross profit (a)                                              $ 2,237      $ 2,385      $ 2,071     $ 2,277      $ 8,970
Net earnings (loss)                                           $    78      $    25      $    51     $   (87)     $    67
Diluted earnings (loss) per share                             $  0.02      $  0.01      $  0.01     $ (0.02)     $  0.01(e)
Cash dividends paid per common
   share                                                      $    --      $    --      $    --     $    --      $    --
Other expense included in net earnings (loss) (b), (c)        $    18      $    24      $     6     $     7      $    55

                                                              First        Second       Third       Fourth       Total
                                                              Quarter      Quarter      Quarter     Quarter      Year
                                                              ---------------------------------------------------------------
Year Ended December 31, 2005
----------------------------
Net sales                                                     $ 6,437      $ 6,069      $ 7,196     $ 6,861      $26,563
Gross Profit (a)                                              $ 1,959      $ 1,905      $ 2,297     $ 2,343      $ 8,504
Net earnings (loss)                                           $   (88)     $  (325)     $    20     $    60      $  (333)
Diluted earnings (loss) per share                             $ (0.02)     $ (0.08)     $  0.00     $  0.01      $ (0.07)(e)
Cash dividends paid per common share                          $  0.01      $  0.01      $    --     $    --      $  0.02
Other expense included in net earnings (loss) (b), (c)        $    --      $    33      $    24     $    --      $    57
Nonrecurring losses included in net earnings (loss) (d)       $    --      $   253      $   102     $    31      $   386

(a) Net Sales, less Cost of Sales, less a portion of Depreciation and Amortization.

(b)   Items are presented net of income tax effect.

(c) The costs included in the 2006 and 2005 quarters were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same shareholder.

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

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      There were no disagreements with accountants in the years ended December 31, 2006, 2005 and 2004.

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

Item 9B - OTHER INFORMATION
          -----------------

      None.

                                    PART III

Item 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          ------------------------------------------------------

(a) Identification of directors.

      The following table indicates certain information about the Company's nine
      (9) directors:

                                                                    Positions and Offices with Company
                                                                    Presently Held (other than that of
                                       Period         Term as       Director); Business Experience During
                                       Served as      Director      Past Five Years (with Company unless
Name of Director              Age      Director       Expires       otherwise noted)
----------------              ---      --------       -------       ---------------------------------------
Louis V. Aronson II .....     84       1952-          2008          President & Chief Executive Officer;
                                       Present                      Chairman of Executive Committee

Robert A. Aronson .......     57       1993-          2007          Managing Member of Independence Leather
                                       Present                      L.L.C., Mountainside, NJ, the principal
                                                                    business of which is the import of leather
                                                                    products, 1996 to present; son of the
                                                                    President & Chief Executive Officer of the
                                                                    Company.

                                                                    Positions and Offices with Company
                                                                    Presently Held (other than that of
                                       Period         Term as       Director); Business Experience During
                                       Served as      Director      Past Five Years (with Company unless
Name of Director              Age      Director       Expires       otherwise noted)
----------------              ---      --------       -------       ---------------------------------------
Barbara L. Collins ......     53       2004-          2009          Member of Compensation Committee,
                                       Present                      Nominating Committee  and Audit Committee;
                                                                    President and CEO of The Whistling Elk,
                                                                    Chester, NJ, the principal business of
                                                                    which is home furnishing and interior
                                                                    decorating, 1990 to present; Vice President
                                                                    of Human Resources of Van Heusen Retail
                                                                    Division of Phillips-Van Heusen
                                                                    Corporation, the principal business of
                                                                    which is retail apparel, 1986 to 1990.

Edward E. David, Jr. ....     82       2005-          2009          Member of the Audit Committee, Nominating
                                       Present                      Committee, and Compensation Committee;
                                                                    President, EED, Inc. the principal business
                                                                    of which is advising industry, government
                                                                    and universities on technology, research
                                                                    and innovation management, 1977 to present;
                                                                    Affiliate of The Washington Advisory Group,
                                                                    2004 to present, the principal business of
                                                                    which is providing strategic counsel and
                                                                    management advice;
                                                                    Principal and Vice President, Treasurer,
                                                                    The Washington Advisory Group, 1997 to
                                                                    2004; President, Exxon Research and
                                                                    Engineering, the principal business of
                                                                    which is research, development, engineering
                                                                    and technical service for Exxon
                                                                    Corporation, 1977 to 1985; Executive Vice
                                                                    President R&D and Planning, Gould, Inc.
                                                                    1973 to 1977; Science Advisor to the
                                                                    President of the United States, 1970-1973;
                                                                    Executive Director, Research, Bell
                                                                    Telephone Laboratories, 1950-1970; Life
                                                                    Member MIT Corporation, Member of Executive
                                                                    Committee, 1974 to Present.

                                                                    Positions and Offices with Company
                                                                    Presently Held (other than that of
                                       Period         Term as       Director); Business Experience During
                                       Served as      Director      Past Five Years (with Company unless
Name of Director              Age      Director       Expires       otherwise noted)
----------------              ---      --------       -------       ---------------------------------------
Paul H. Einhorn .........     91       2004-          2008          Chairman of Audit Committee; Management
                                       Present                      Consultant - CPA, 1985 to present;
                                                                    Director, Vice Chairman of Board and Member
                                                                    of Executive Committee, Valley National
                                                                    Bank, Passaic, NJ, 1968 to 1985; President
                                                                    and CEO, Universal Manufacturing
                                                                    Corporation, the principal business of
                                                                    which was manufacturing of fluorescent
                                                                    lighting components, 1968 to 1986.

Erwin M. Ganz ...........     77       1976-          2007          Treasurer & Assistant Secretary, January
                                       Present                      2006 to Present, Member of Executive
                                                                    Committee; Consultant for the Company, 1994
                                                                    to 2005; Executive Vice
                                                                    President-Industrial Operations, 1975 to
                                                                    1993; Chief Financial Officer, 1987 to 1993.

I. Leo Motiuk ...........     61       1999-          2008          Member of Audit Committee; Counsel, Windels
                                       Present                      Marx Lane & Mittendorf, LLP, Attorneys at
                                                                    Law, New Brunswick, NJ; Attorney, 2004 to
                                                                    present; Former partner in Shanley Fisher,
                                                                    P.C., Attorneys at Law, Morristown, NJ,
                                                                    1990 to 1999.

Gerard J. Quinnan .......     78       1996-          2009          Member of Compensation Committee, Executive
                                       Present                      Committee and Nominating  Committee;
                                                                    Consultant for the Company, 1990 to
                                                                    present, Vice President-General Manager of
                                                                    Ronson Consumer Products Corporation, 1981
                                                                    to 1990.

Justin P. Walder ........     71       1972-          2007          Secretary; Assistant Corporation Counsel;
                                       Present                      Member of Executive Committee; Principal in
                                                                    Walder, Hayden & Brogan, P.A., Attorneys at
                                                                    Law, Roseland, NJ.

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

      The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2007:

                                                         Positions and Offices
                                    Period Served        with Company;
Name                       Age      as Officer           Family Relationships
----                       ---      ----------           --------------------
Louis V. Aronson II ....   84       1953 - Present       President & Chief Executive
                                                         Officer; Chairman of the
                                                         Executive Committee; Director.

Erwin M. Ganz ..........   77       2006- Present        Treasurer & Assistant
                                                         Secretary; Director;
                                                         No family relationship

Daryl K. Holcomb .......   56       2006 - Present       Vice President, Chief
                                                         Financial Officer & Controller
                                    1996 - 2005          Vice President, Chief
                                                         Financial Officer, Controller
                                                         & Treasurer;
                                    1993 - 1996          Chief Financial Officer,
                                                         Controller & Treasurer;
                                    1988 - 1993          Controller & Treasurer;
                                                         No family relationship.

Justin P. Walder .......   71       1989 - Present       Secretary;
                                    1972 - Present       Assistant Corporation Counsel;
                                                         Director;
                                                         No family relationship.

      Messrs. L.V. Aronson and Holcomb have been employed by the Company in an executive capacity for at least the five-year period immediately preceding the date hereof. Mr. Walder has been Secretary, Assistant Corporation Counsel and Director of the Company and a principal in Walder, Hayden & Brogan, P.A., Attorneys at Law, for at least the five-year period preceding the date hereof. Mr. Ganz has been a consultant to the Company and others from 1994 to 2005. Mr. Ganz was Executive Vice President - Industrial Operations for the Company from 1975 to 1993.

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

(e) Material changes in procedures by which security holders may recommend nominees to the Company's Board of Directors:

      None.

(f) Audit Committee

      The Audit Committee of the Board of Directors reports to the Board regarding the appointment of the Company's independent public accountants, the scope and results of its annual audits, compliance with accounting and financial policies and management's procedures and policies relative to the adequacy of internal accounting controls.

      The Company's Board of Directors has adopted a written charter for the Audit Committee which can be found on the investor relations page of the Company's website www.ronsoncorp.com.

      The Audit Committee consists of four independent directors: Messrs. Einhorn (Chairman), David, and Motiuk, and Ms. Collins. Each member of the Audit Committee is an independent director, as independence is defined in the listing standards of the NASDAQ relating to audit committee members. Each member of the Audit Committee is "financially literate" as required by NASDAQ rules. The Board of Directors has determined that Mr. Einhorn, the Audit Committee Chairman, is an "audit committee financial expert" as defined by regulations adopted by the Securities and Exchange Commission and meets the qualifications of "financial sophistication" in accordance with NASDAQ rules. Stockholders should understand that these designations related to our Audit Committee members' experience and understanding with respect to certain accounting and auditing matters do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board.

Item 11 - EXECUTIVE COMPENSATION
          ----------------------

COMPENSATION DISCUSSION AND ANALYSIS

      The Compensation Committee is responsible for making recommendations to the Board regarding the executive compensation program.

      The program covers the named executive officers, all other executive officers and other key employees. The program has three principal components: base salary, annual cash incentives under the Company's Management Incentive Plan ("MIP"), and stock options under the Company's Incentive Stock Option Plans ("ISO Plans"). Mr. L.V. Aronson's base salary is determined by the terms of his employment contract dated November 24, 2003, which became effective on January 1, 2005, except for the reductions which have been offered and accepted from time to time by Mr. L.V. Aronson. The employment contract dated November 24, 2003, was preceded by an employment contract dated September 21, 1978, amended from time to time through September 19, 2001. The expiration date of the prior contract, as amended, was December 31, 2004. The amendments to Mr. L.V. Aronson's prior employment contract and the reductions offered by him and accepted from time to time by the Company have been reviewed and approved by the Compensation Committee and the Board.

      Mr. L.V. Aronson's employment contract provides for an increase in his base salary of 3.5% on January 1 of each year of the contract, subject to the Company reporting operating earnings in the year prior to the increase. Mr. L.V. Aronson waived the 3.5% increase due under the terms of the employment contract on each of January 1, 2005, 2006, and 2007. In addition, Mr. Aronson, along with several other employees and consultants with earnings over $100,000, accepted a 7% reduction in base salary on October 1, 2005.

The Compensation Committee and the Board also reviewed and approved the salaries of all of the other executive officers. Prior to the beginning of the fiscal year, the Compensation Committee and the Board reviewed and approved which employees participate in the Company's MIP and the criteria which will determine the cash awards under the plan to the participants after the close of the fiscal year. The Compensation Committee and the Board also reviewed and approved all earned awards under the Company's ISO Plans.

      The base salaries are intended to meet the requirements of the employment contract in effect for Mr. L.V. Aronson and to fairly compensate all the officers of the Company for the effective exercise of their responsibilities, their management of the business functions for which they are responsible, their extended period of service to the Company and their dedication and diligence in carrying out their responsibilities for the Company and its subsidiaries. In 2006 and prior years, the Compensation Committee and the Board, after review, have approved increases to the other executive officers.

      The Company's MIP is based on the financial performance of the Company's subsidiaries and is adopted annually, after review, for the ensuing year by the Board and the Compensation Committe. Each year the Compensation Committee and the Board sets the formula for determining incentive compensation under the MIP for the Company and each subsidiary based upon (1) the amount net sales of each subsidiary exceed thresholds established by the Compensation Committee and the Board and (2) pretax profits of each subsidiary as a percent of net sales. The Compensation Committee and the Board determines who of the Company's and its subsidiaries' key employees are eligible to participate in the MIP and what each employee's level of participation may be. The thresholds set by the Compensation Committee and the Board must be met by the end of the fiscal year in order for each eligible employee to receive an earned award under the MIP for that year.

      The stock options granted under the Company's ISO Plans are designed to create a proprietary interest in the Company among its executive officers and other key employees and reward these executive officers and other key employees directly for appreciation in the long-term price of the Company's common stock. The ISO Plans directly link the compensation of executive officers and other key employees to gains by the stockholders and encourage the executive officers, directors, and other key employees to adopt a strong stockholder orientation in their work. In 2006 no options were granted.

COMPENSATION COMMITTEE REPORT

      The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management, and, based on the review and discussions, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's 2006 annual report on Form 10-K.

Compensation Committee:
       Barbara L. Collins
       Edward E. David, Jr.
       Gerard J. Quinnan

2006 SUMMARY COMPENSATION TABLE

      The Summary Compensation Table presents compensation information for the years ended December 31, 2006, 2005, and 2004, for the Chief Executive Officer, Chief

Financial Officer, and the other executive officer of the Company whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                       Incentive
                                                       Non-Equity
                                                      Compensation       All Other
    Name and Principal                    Salary          Plan          Compensation
         Position              Year        ($)           ($)(1)          ($) (2)(3)          Total
--------------------------    ------    ----------   --------------    ---------------   -------------
Louis V. Aronson II            2006      $572,991        $53,040           $82,154        $708,185(4)
  President & Chief            2005       605,337         34,160            85,968         725,465
  Executive Officer            2004       616,120         54,484            84,717         755,321

Daryl K. Holcomb               2006      $158,100        $19,159           $11,698        $188,957
  Vice President,              2005       167,025         12,797            12,015         191,837
  Chief Financial              2004       165,000         20,020            13,079         198,099
  Officer & Controller

Erwin M. Ganz (5)              2006      $ 88,350        $21,400           $20,965        $130,715
  Treasurer and                2005            --             --           151,670 (6)     151,670
  Assistant Secretary          2004            --             --           123,680 (6)     123,680

Footnotes
---------

      1) The non-equity incentive compensation plan - management incentive plan ("MIP") results from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes.

      2) In 2006, All Other Compensation included perquisites and other personal benefits (Mr. L.V. Aronson, $34,176; Mr. Holcomb, $6,506 and Mr. Ganz, $2,755), matching credits by the Company under its Employee's Savings Plan (Mr. L.V. Aronson, $4,400, Mr. Holcomb, $3,418, and Mr. Ganz $2,127), and life insurance premiums (Mr. L.V. Aronson, $43,579, Mr. Holcomb, $1,774, and Mr. Ganz, $16,083).

      3) The types of perquisites and other personal benefits provided to the named executive officers include personal use of Company-owned autos, long-term care insurance for Mr. L.V. Aronson and Mr. Holcomb, and an expense allowance for Mr. Aronson (that was terminated on September 30, 2006 at Mr. L.V. Aronson's request).

      4) The total compensation in 2006 for Mr. L.V. Aronson would have been reduced to $609,014 on the basis that the total compensation reflected the reduction of deferred vacation pay of $99,171, waived by Mr. L.V. Aronson in the third quarter of 2006.

      5) Mr. Ganz was appointed Treasurer and Assistant Secretary on January 1, 2006.

      6) The All Other Compensation for Mr. Ganz in 2005 and 2004 included consulting fees, director's fees, and, in 2005, an inticement payment of $18,000 to rejoin the Company as Treasurer and Assistant Secretary

      7) No salaried employees of the Company accrue any benefits under the Company's defined benefit pension plan, and therefore, the Change in Pension Value column of the table is not applicable.

2006 GRANTS OF PLAN BASED AWARDS
--------------------------------

      No stock options were granted under the Company's stock option plans.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
----------------------------------------------

                                Number of Securities           Option            Option
                               Underlying Unexercised         Exercise         Expiration
       Name                    Options (#) Exercisable        Price ($)           Date
------------------------    ----------------------------    -------------    --------------
Erwin M. Ganz                          7,258                    $.891            9/12/07

2006 OPTION EXERCISES
---------------------

                                Number of Securities
                                Acquired in Exercise         Value Realized
Name                                  (#) (1)                    (2) ($)
------------------------    ---------------------------    ------------------

Daryl K. Holcomb                      23,612                     $27,883

Footnotes
---------

      (1) The number of shares acquired on exercise has been adjusted for the 5% common stock dividend declared February 1, 2007.

      (2) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

2006 PENSION BENEFITS
---------------------

                                                           Number of
                                                             Years            Present            Payments
                                                           Credited          Value of             During
                                                            Service         Accumulated            2006
       Name (1)                    Plan Name                  (#)            Benefit ($)            ($)
------------------------    -------------------------    -------------    ----------------    ---------------
Erwin M. Ganz               Ronson Corporation               24 (2)           $377,416             $48,605
                            Retirement Plan

      (1) No other named executive officer is a participant in the Company's defined benefit pension plan.

      (2) The credited service for Mr. Ganz is the period from the inception of the retirement plan to June 30, 1985, the date the benefit accruals were frozen.

2006 NON-QUALIFIED DEFERRED COMPENSATION
----------------------------------------

                                Executive          Registrant          Aggregate         Aggregate           Aggregate
                              Contributions       Contributions       Earnings in       Withdrawals/        Balance at
                                 in 2006             in 2006             2006          Distributions      December 31, 2006
      Name                         ($)                 ($)                ($)                ($)                ($)
------------------------    -----------------   -----------------   ---------------   -----------------   ---------------
Louis V. Aronson II                  --                  --                 --                -- (2)         $26,447 (1)

Footnotes
---------

      (1) The deferred compensation for Mr. L.V. Aronson represents earned, but not taken, vacation time which was earned in years prior to 1990.

      (2) In the third quarter of 2006, Mr. L.V. Aronson voluntarily waived earned vacation time, amounting to $99,171 that had not been taken by Mr. Aronson.

COMPENSATION OF DIRECTORS

      Directors who are not officers of the Company receive an annual fee of $10,000 and, in addition, are compensated at the rate of $750 for each regular meeting and $450 for each telephonic meeting of the Company's Board of Directors actually attended and $450 for each meeting of a Committee of the Company's Board of Directors actually attended. Independent directors, as defined under NASDAQ Listing Requirements, receive an additional annual fee of $1,000 as compensation for separate meetings of the independent directors. Officers receive no compensation for their services on the Board or on any Committee.

2006 DIRECTOR COMPENSATION
--------------------------

                              Fees Earned or            All Other
Name                          Paid in Cash ($)       Compensation ($)        Total ($)
-------------------------   --------------------   --------------------   --------------
Robert A. Aronson                $14,950                $    --              $14,950
Barbara L. Collins                19,100                     --               19,100
Edward E. David, Jr.              16,100                 10,000 (1)           26,100
Paul H. Einhorn                   18,200                     --               18,200
I. Leo Motiuk                     16,850                     --               16,850
Gerard J. Quinnan                 21,800                 21,367 (2)           43,167
Justin P. Walder                      --                 89,243 (3)           89,243

Footnotes
---------

      (1) Mr. David received fees for consulting services which ended on September 30, 2006.

      (2) Mr. Quinnan received fees for consulting services at a specified daily rate.

      (3) Mr. Walder received compensation in 2006 as the Company's Secretary and Assistant Corporation Counsel as follows: salary $83,700, matching credits by the Company under its Employee's Savings Plan, $1,674, and life insurance premiums, $3,869.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      On November 24, 2003, the Company and Mr. L.V. Aronson entered into a new employment agreement which became effective upon the December 31, 2004 expiration of the existing agreement. The new three-year agreement provides for a term expiring on December 31, 2007, and provides for the payment of a base salary which is to be increased 3.5% as of January 1 of each year beginning in 2005, subject to the Company reporting operating earnings in the year prior to each increase. Mr. L.V. Aronson waived the 3.5% increases due on January 1, 2005, January 1, 2006 and January 1, 2007. Effective October 1, 2005, Mr. Aronson offered and accepted a 7% reduction in his base salary provided for by the terms of his employment contract. Both the existing and new contracts also provide that the Company shall reimburse Mr. L.V. Aronson for reported expenses incurred on behalf of the Company, provide him with an automobile, and pay a death benefit equal to two years' salary. The Company has purchased term insurance, for which the Company is the sole beneficiary, to provide coverage for a substantial portion of the potential death benefit. Under the employment contract, Mr. L.V. Aronson's full compensation will continue in the event of Mr. L.V. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contracts also provide that if, following a Change in Control (as defined in the employment contract), Mr. L.V. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. L.V. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contract.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

--------------------------------------------------------------------------------

                                                                                   Number of
                                                                                   Securities
                                                                               Remaining Available
                                     Number of                                 For Future Issuance
                                  Securities to Be                                under Equity
                                    Issued upon         Weighted-average       Compensation Plans
                                    Exercise of         Exercise Price of         (excluding
                                    Outstanding            Outstanding             Securities
                                 Options, Warrants      Options, Warrants      Reflected in Column
       Plan Category                 and Rights            and Rights                 (a) )
----------------------------------------------------------------------------------------------------
                                          (a)                  (b)                    (c)
----------------------------------------------------------------------------------------------------
Equity compensation                     32,504               $ .891                  87,714
plans approved by
security holders

Equity compensation                       None                  N/A                    None
plans not approved
by security holders

Total                                   32,504               $ .891                  87,714

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
          -------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

(a) Security ownership of certain beneficial owners.

      Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

           Name and Address
             of Beneficial                   Title of        Beneficially         Percent of
                 Owner                        Class             Owned               Class
---------------------------------------    ------------    -----------------    --------------
Louis V. Aronson II                           Common         1,340,898 (1)        27.85% (1)
Campus Drive, P.O. Box 6707
Somerset, New Jersey  08875

Carl W. Dinger III                            Common           561,983 (2)        11.67% (2)
P.O. Box 150
Green Village, New Jersey  07935

Steel Partners II, L.P.                       Common           460,035 (3)         9.55% (3)
590 Madison Avenue, 32nd Floor
New York, New York  10022

(1) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 229,555 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be increased to 1,570,453 shares, or 32.61% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997, adjusted for the 5% common stock dividends declared through February 1, 2007.

(2) 561,983 shares of common stock owned directly, adjusted for the 5% common stock dividends declared through February 1, 2007. This information was from a Form 4 filed by Mr. Dinger on March 28, 2005. Mr. Dinger has provided the Company's Board of Directors an irrevocable proxy to vote these shares. (Refer to "Transactions with Management and Others" in Item 13 below.)

(3) 460,035 shares of common stock owned by Steel Partners II, L.P. Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D filed with the SEC on January 26, 2004, by Steel Partners II, L.P., and Mr. Lichtenstein, adjusted for the 5% common stock dividends declared through February 1, 2007.

(b) Security ownership of management.

      The following table shows the number of shares of common stock beneficially owned by each director, each named executive officer, and by all directors and officers as a group as of March 22, 2007, and the percentage of the total shares of common stock outstanding on March 22, 2007, owned by each individual and by the group shown in the table. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

        Name of Individual or                  Amount and Nature of
          Identity of Group                  Beneficial Ownership (2)           Percent of Class
-------------------------------------     ------------------------------     ----------------------
Louis V. Aronson II                                 1,340,898 (3)                     27.85%
Robert A. Aronson                                      16,910                            (1)
Barbara L. Collins                                      1,157                            (1)
Edward E. David, Jr.                                      551                            (1)
Paul H. Einhorn                                        10,849                            (1)
Erwin M. Ganz                                          51,475 (3)                      1.07%
I. Leo Motiuk                                          10,888                            (1)
Gerard J. Quinnan                                      13,385                            (1)
Justin P. Walder                                       80,054                          1.66%
Daryl K. Holcomb                                       64,533                          1.34%

All directors and officers as
a group (ten (10) individuals
including those named above)                        1,590,700                         32.90%

(1)   Shares owned beneficially are less than 1% of total shares outstanding.

(2) Shares listed as owned beneficially include 41,287 shares subject to option under the Ronson Corporation 1996 and 2001 Incentive Stock Option Plans as follows:

                                                         Number of Common Shares
                                                               Under Option
                                                               ------------

       Robert A. Aronson                                           2,909
       Erwin M. Ganz                                               7,258
       Justin P. Walder                                            9,573

       All directors and officers as a group (ten (10)
       individuals including those named above)                   19,740

(3) Does not include 229,555 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. L.V. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. L.V. Aronson's beneficial ownership, Mr. L.V. Aronson's beneficial ownership would be 1,570,453 shares, or 32.61% of the class; however, if the shares held by the Retirement Plan were not included in Mr. L.V. Aronson's beneficial ownership, but instead were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 281,030 shares, or 5.83% of the class.

(c) Changes in control.

      The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          ------------------------------------------------------------
          INDEPENDENCE
          ------------

(a) Transactions with management and others.

      In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period ending on April 7, 2000. The Company and Mr. Dinger entered into a second consulting agreement effective upon the expiration date of the original agreement. This agreement provided that Mr. Dinger continue to perform consulting services for the Company through April 7, 2004 at a fee of $7,000 per month. During 2004 the agreement was extended on a month-to-month basis through July 7, 2004. A new consulting agreement was effective on July 8, 2004, which provides that Mr. Dinger continue to perform consulting services at a fee of $7,000 per month for the Company for a period of thirty-six months through July 7, 2007. On January 1, 2006, Mr. Dinger's consulting fee was reduced by 7% from $7,000 per month to $6,510 per month. Mr. Dinger was compensated $78,120, $84,000, and $84,000 during each of the years ended December 31, 2006, 2005 and 2004 under the agreements.

      In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock then held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000. In 2000 Mr. Dinger granted a new option to the Company, to purchase the shares of the Company's common stock held by Mr. Dinger. The option was for a period of 48 months, expiring April 7, 2004. The cost of the option was $4,000 per month for the period of the option or until exercised. In March 2000 Mr. Dinger purchased 304,877 shares of newly issued restricted common stock of the Company at a price of $1.87 per share with a cash payment of $569,000 to the Company. During 2004 the option agreement was extended on a month-to-month basis through July 7, 2004. A new option agreement was effective on July 8, 2004. The new option granted by Mr. Dinger is for a period of 36 months, expiring on July 7, 2007. The exercise price of the option is $5.62 per share for the 561,983 shares now held by Mr. Dinger. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of each of the option agreements, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. The Company expended $48,000 for the options during each of the years ended December 31, 2006, 2005 and 2004, which were charged to Additional Paid-in Capital.

(b) Certain business relationships.

      None.

(c) Indebtedness of management.

      None.

(d) Transactions with promoters.

      Not applicable.

(e) Director independence.

      The Company's Board of Directors has determined, after considering all the relevant factors, that Ms. Collins, Messrs. David, Einhorn, Motiuk, and Quinnan are each independent directors, as "independence" is defined in the Nasdaq Marketplace Rules. Further, the Board has determined that each of the directors who serve on the Audit, Compensation, and Nominating Committees of the Board meets the definition of independence applicable to each committee as defined in the Nasdaq Marketplace Rules.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

      The fees billed for services provided to the Company by Demetrius & Company, L.L.C., for the years ended December 31, 2006 and 2005, were as follows:

                                                               2006         2005
                                                               ----         ----
Audit fees                                                  $98,325      $83,150
Audit-related fees                                               --           --
Tax fees, principally related to tax return
   preparation                                               15,427       16,000
All other fees                                                   --           --

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

      (10) Material contracts.

      On July 31, 2006, the Company, RCPC, Ronson-Canada, and Ronson Aviation entered into a financing agreement (the "Financing Agreement") with CIT. The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the amounts of $195,000 and $750,000.

The Financing Agreement and term notes are attached as Exhibits 10.1, 10.2, and
10.3 to a Form 8-K dated July 31, 2006.

      In conjunction with the new CIT term loan in the amount of $750,000, Mr. L.V. Aronson provided a secured limited personal guarantee of $250,000 to CIT. Related to Mr. L.V. Aronson's $250,000 personal limited guarantee, the Company and Mr. Aronson entered into a Contribution Agreement which provides that the Company is responsible for payments by Mr. Aronson under the guarantee and for his costs in arranging for the security. The Contribution Agreement is attached as Exhibit 10.4 to the Form 8-K dated July 31, 2006.

     On September 27, 2006, RCPC entered into a mortgage loan agreement with North Fork for $2,200,000. The mortgage loan is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ, and the guarantees of the Company and Ronson Aviation. The Mortgage and the Mortgage Promissory Note were attached as Exhibits 10.1 and 10.2 to a Form 8-K dated September 27, 2006.

     For further information on the Company's loan agreements, reference is made to Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 2006, filed with this report pursuant to Item 8, which is incorporated herein by reference.

     On November 24, 2003, the Company and Mr. Louis V. Aronson II entered into a new three-year employment agreement which became effective upon the December 31, 2004 expiration of the prior agreement. The new agreement provides for a term expiring on December 31, 2007. The new agreement was attached to the Company's Form 8-K filed January 6, 2004, as Exhibit 10(e).

     (14) The Company's code of ethics entitled, Standards of Integrity, was attached to the Company's Form 8-K dated April 27, 2004 as Exhibit 99.d.

     (20) Other documents or statements to security holders. The Ronson Corporation Notice of Meeting of Stockholders held on November 16, 2006, and Proxy Statement were filed on October 18, 2006, and are incorporated herein by reference.

     (21) Subsidiaries of the Company.

     The Company is the owner of 100% of the voting power of the following subsidiaries, each of which is included in the consolidated financial statements of the Company:

                                                  State or Other Jurisdiction
        Wholly Owned Subsidiary                       of Incorporation or
           and Business Name                              Organization
-----------------------------------------     ----------------------------------

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

      (31.1(a) and (b)) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

      (32.1) Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

      (99) Additional exhibits.

            (a) None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RONSON CORPORATION


Dated:  March 30, 2007         By:   /s/ Louis V. Aronson II
                                    --------------------------------------------
                                     Louis V. Aronson II, President &
                                     Chief Executive Officer and Director


Dated:  March 30, 2007         By:   /s/ Daryl K. Holcomb
                                    --------------------------------------------
                                     Daryl K. Holcomb, Vice President,
                                     Chief Financial Officer & Controller


Dated:  March 30, 2007         By:   /s/ Erwin M. Ganz
                                    --------------------------------------------
                                     Erwin M. Ganz, Treasurer,
                                     Assistant Secretary and Director


Dated:  March 30, 2007         By:   /s/ Justin P. Walder
                                    --------------------------------------------
                                     Justin P. Walder, Secretary and Director


Dated:  March 30, 2007         By:   /s/ Robert A. Aronson
                                    --------------------------------------------
                                     Robert A. Aronson, Director


Dated:  March 30, 2007         By:   /s/ Barbara L. Collins
                                    --------------------------------------------
                                     Barbara L. Collins, Director


Dated:  March 30, 2007         By:   /s/ Edward E. David
                                    --------------------------------------------
                                     Edward E. David, Director


Dated:  March 30, 2007         By:   /s/ Paul H. Einhorn
                                    --------------------------------------------
                                     Paul H. Einhorn, Director


Dated:  March 30, 2007         By:   /s/ I. Leo Motiuk
                                    --------------------------------------------
                                     I. Leo Motiuk, Director


Dated:  March 30, 2007         By:   /s/ Gerard J. Quinnan
                                    --------------------------------------------
                                     Gerard J. Quinnan, Director

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2006

                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
----------------------------------------------------

Dollars in thousands (except per share data)

                                          2006        2005         2004        2003        2002
                                          ----        ----         ----        ----        ----
Net sales                              $29,244     $26,563      $28,483     $26,740     $23,601

Earnings (loss) from continuing
   operations                          $    67     $  (333)     $   193     $   703     $    42

Total assets                           $14,720     $12,654      $13,942     $12,603     $12,888

Long-term obligations                  $ 4,020     $ 2,717      $ 2,898     $ 3,317     $ 4,321

Per common share (1,2):
   Earnings (loss) from continuing
      operations:
      Basic                            $  0.01     $ (0.07)     $  0.04     $  0.16     $  0.01
      Diluted                          $  0.01     $ (0.07)     $  0.04     $  0.15     $  0.01
   Cash dividends declared (3)         $    --     $  0.02      $  0.03     $    --     $    --

(1) Basic Net Earnings (Loss) per Common Share provides for quarterly cumulative preferred dividends with no conversion of preferred shares to common shares. Diluted Net Earnings (Loss) per Common Share assumes no provision for the quarterly cumulative preferred dividends with full conversion of all preferred shares to common shares and includes the dilutive effect of outstanding stock options. The assumed conversion of preferred to common and the stock options were anti-dilutive for the years ended December 31, 2005 and 2002, and therefore, were excluded from the computation of Diluted Net Earnings (Loss) Per Common Share for those years.

(2) A 5% stock dividend on the Company's outstanding common stock was declared on February 1, 2007, payable on April 16, 2007. Previously, 5% stock dividends on the Company's outstanding common stock were issued on April 15, 2006, 2005, 2004, 2003, and 2002.

(3) Cash dividends of $0.01 per share were paid on March 15, 2005, and on June 17, 2005. Cash dividends of $0.01 per share were paid on June 18, September 18, and December 17, 2004.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Operations - Years Ended
       December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Stockholders' Equity - Years Ended
       December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows - Years Ended
       December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and
Stockholders of Ronson Corporation

We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ronson Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 30, 2007

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     ---------------------------
     Dollars in thousands


                                     ASSETS
                                     ------
                                                                December 31,
                                                             -----------------
                                                               2006      2005
                                                               ----      ----

CURRENT ASSETS:
Cash and cash equivalents ................................   $   294   $   414
Accounts receivable, less allowances for doubtful accounts
   of : 2006, $102 and 2005, $107 ........................     1,876     1,832
Inventories:
   Finished goods ........................................     1,820     1,625
   Work in process .......................................        15        22
   Raw materials .........................................       960       908
                                                             -------   -------
                                                               2,795     2,555


Other current assets .....................................     1,231     1,072
                                                             -------   -------
                  TOTAL CURRENT ASSETS ...................     6,196     5,873


PROPERTY, PLANT AND EQUIPMENT:
Land .....................................................         6         6
Buildings and improvements ...............................     5,479     5,374
Machinery and equipment ..................................     6,718     6,515
Construction in progress .................................     2,454       555
                                                             -------   -------
                                                              14,657    12,450

Less accumulated depreciation and amortization ...........     8,885     8,335
                                                             -------   -------
                                                               5,772     4,115


OTHER ASSETS .............................................     2,752     2,666
                                                             -------   -------
                                                             $14,720   $12,654
                                                             =======   =======

                 See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     ---------------------------
     Dollars in thousands (except share data)

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                                      December 31,
                                                             ----------------------------
                                                                 2006            2005
                                                                 ----            ----

CURRENT LIABILITIES:
Short-term debt ..........................................   $      2,143    $      1,500
Current portion of long-term debt ........................            285             155
Current portion of lease obligations .....................            276             252
Accounts payable .........................................          2,360           2,134
Accrued expenses .........................................          2,010           2,592
                                                             ------------    ------------
                  TOTAL CURRENT LIABILITIES ..............          7,074           6,633

LONG-TERM DEBT ...........................................          3,083           1,550
LONG-TERM LEASE OBLIGATIONS ..............................            686             918
OTHER LONG-TERM LIABILITIES ..............................            251             249

COMMITMENTS AND CONTINGENCIES ............................             --              --

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares

Common stock, par value $1
                                       2006        2005
                                       ----        ----
   Authorized shares ............   11,848,106  11,848,106
   Reserved shares ..............       32,504     93,095
   Issued (including treasury) ..    4,900,014   4,846,792           4,900          4,847
Additional paid-in capital ...............................         29,878          29,932
Accumulated deficit ......................................        (28,266)        (28,333)
Accumulated other comprehensive loss .....................         (1,289)         (1,545)
                                                             ------------    ------------
                                                                    5,223          4,901
Less cost of treasury shares:
    2006 and 2005, 84,799 ................................          1,597           1,597
                                                             ------------    ------------
                  TOTAL STOCKHOLDERS' EQUITY .............          3,626           3,304
                                                             ------------    ------------
                                                             $     14,720   $     12,654
                                                             ============   ============

                 See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
Dollars in thousands (except per share data)

                                                                           Year Ended December 31,
                                                                      ---------------------------------
                                                                        2006        2005         2004
                                                                        ----        ----         ----
NET SALES ........................................................    $ 29,244    $ 26,563     $ 28,483
                                                                      --------    --------     --------

Cost and expenses:
    Cost of sales ................................................      19,807      17,455       18,884
    Selling, shipping and advertising ............................       3,714       3,583        3,526
    General and administrative ...................................       4,014       3,899        4,088
    Depreciation and amortization ................................         616         738          772
                                                                      --------    --------     --------
                                                                        28,151      25,675       27,270
                                                                      --------    --------     --------
EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INTEREST AND OTHER ITEMS ..............................       1,093         888        1,213
                                                                      --------    --------     --------

Other expense:
    Interest expense .............................................         476         473          367
    Nonrecurring loss - sale of charter aircraft & business ......          --         591           --
    Other-net ....................................................         328         326          342
                                                                      --------    --------     --------
                                                                           804       1,390          709
                                                                      --------    --------     --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES ..........................................         289        (502)         504

Income tax provisions (benefit) ..................................         222        (169)         311
                                                                      --------    --------     --------

NET EARNINGS (LOSS) ..............................................    $     67    $   (333)    $    193
                                                                      ========    ========     ========

NET EARNINGS (LOSS) PER COMMON SHARE:

Basic ............................................................    $   0.01    $  (0.07)    $   0.04
                                                                      ========    ========     ========

Diluted ..........................................................    $   0.01    $  (0.07)    $   0.04
                                                                      ========    ========     ========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
For the Years Ended December 31, 2006, 2005 and 2004
Dollars in thousands

                                         12%
                                      Cumulative                                     Accumulated                            Compre-
                                     Convertible            Additional                  Other      Treasury                 hensive
                                      Preferred    Common    Paid-in   Accumulated  Comprehensive   Stock                   Income
                                        Stock      Stock     Capital     Deficit        Loss       (at cost)     Total      (Loss)
                                      ----------  --------  ---------- -----------  -------------  ---------   --------    --------
Balance at December 31, 2003           $     --   $  4,775   $ 30,058    $(27,965)    $ (1,796)    $ (1,597)   $  3,475
                                       --------   --------   --------    --------     --------     --------    --------

Net earnings - 2004                                                           193                                   193    $    193
                                                                                                                           --------
Dividends                                                                    (125)                                 (125)
Translation adjustment, net of tax                                                                                               63
Other comprehensive loss on swap                                                                                                (10)
Pensions, net of tax                                                                                                            302
                                                                                                                           --------
Other comprehensive income                                                                 355                      355         355
                                                                                                                           --------
Comprehensive income                                                                                                       $    548
                                                                                                                           ========
Fair value of stock options granted,
     net of tax                                                     3                                                 3
Shares issued for:
     Stock options exercised                            53         13                                                66
     Preferred shares converted                         19        (19)                                               --
Preferred shares redeemed                                         (27)        (19)                                  (46)
Stock option purchased                                            (48)                                              (48)
                                       --------   --------   --------    --------     --------     --------    --------
Balance at December 31, 2004                 --      4,847     29,980     (27,916)      (1,441)      (1,597)      3,873
                                       --------   --------   --------    --------     --------     --------    --------

Net loss - 2005                                                              (333)                                 (333)   $   (333)
                                                                                                                           --------
Dividends                                                                     (84)                                  (84)
Translation adjustment, net of tax                                                                                               10
Other comprehensive gain on swap                                                                                                 23
Pensions, net of tax                                                                                                           (137)
                                                                                                                           --------
Other comprehensive  loss                                                                 (104)                    (104)       (104)
                                                                                                                           --------
Comprehensive loss                                                                                                         $   (437)
                                                                                                                           ========
Stock option purchased                                            (48)                                              (48)
                                       --------   --------   --------    --------     --------     --------    --------
Balance at December 31, 2005                 --      4,847     29,932     (28,333)      (1,545)      (1,597)      3,304
                                       --------   --------   --------    --------     --------     --------    --------

Net earnings - 2006                                                            67                                    67    $     67
                                                                                                                           --------
Translation adjustment, net of tax                                                                                              (48)
Other comprehensive loss on swap                                                                                                (13)
Pensions, net of tax                                                                                                            356
                                                                                                                           --------
Other comprehensive  income                                                                295                      295         295
                                                                                                                           --------
Comprehensive income                                                                                                       $    362
                                                                                                                           ========
Adjustment to initially apply FASB
 Statement No. 158, net of tax                                                             (39)                     (39)
Shares issued for:
     Stock options exercised                            53         (6)                                               47
Stock option purchased                                            (48)                                              (48)
                                       --------   --------   --------    --------     --------     --------    --------
Balance at December 31, 2006           $     --   $  4,900   $ 29,878    $(28,266)    $ (1,289)    $ (1,597)   $  3,626
                                       ========   ========   ========    ========     ========     ========    ========

                                                SHARE ACTIVITY
                                    --------------------------------------
                                        12%
                                    Cumulative
                                    Convertible
                                     Preferred      Common       Treasury
                                       Stock        Stock         Stock
                                    -----------   ----------    ----------
Balance at December 31, 2003            34,875     4,774,670        84,775
Shares issued for:
     Stock options exercised                          52,638
     Preferred shares converted        (14,553)       19,484            17
Preferred shares redeemed              (20,322)
                                    ----------    ----------    ----------
Balance at December 31, 2004                --     4,846,792        84,792
Treasury shares                                                          7
                                    ----------    ----------    ----------
Balance at December 31, 2005                --     4,846,792        84,799
Shares issued for:
     Stock options exercised                          53,222
                                    ----------    ----------    ----------
Balance at December 31, 2006                --     4,900,014        84,799
                                    ==========    ==========    ==========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Dollars in thousands

                                                                             Year Ended December 31,
                                                                       ----------------------------------
                                                                         2006         2005         2004
                                                                         ----         ----         ----
Cash Flows from Operating Activities:
Net earnings (loss) ...............................................    $     67     $   (333)    $    193
Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization .................................         656          738          772
    Deferred income tax provisions (benefit) ......................         130         (235)         154
    Loss on disposal of assets ....................................          --           97           --
    Increase (decrease) in cash from changes in:
       Accounts receivable ........................................         (49)          49          293
       Inventories ................................................        (240)        (221)        (431)
       Other current assets .......................................        (185)         291         (148)
       Accounts payable ...........................................         231          343          183
       Accrued expenses ...........................................         129         (279)        (193)
       Other non-current assets and other long-term
         liabilities ..............................................        (221)        (108)         (23)
    Net change in pension-related accounts ........................        (398)        (507)        (264)
    Effect of exchange rate changes ...............................         (81)          10           63
    Discontinued operations .......................................          --           --           (5)
                                                                       --------     --------     --------
       Net cash provided by  (used in) operating activities .......          39         (155)         594
                                                                       --------     --------     --------

Cash Flows from Investing Activities:
Capital expenditures ..............................................      (2,185)        (597)        (687)
Proceeds from sale of property, plant & equipment .................          12        1,600           --
                                                                       --------     --------     --------
       Net cash provided by (used in) investing activities ........      (2,173)       1,003         (687)
                                                                       --------     --------     --------

Cash Flows from Financing Activities:
Proceeds from short-term debt .....................................       2,526          750        3,219
Proceeds from long-term debt ......................................       3,145           --           --
Proceeds from issuance of common stock ............................          47           --           65
Payments of long-term debt ........................................      (1,518)        (738)        (324)
Payments of long-term lease obligations ...........................        (255)        (224)         (86)
Payments of short-term debt .......................................      (1,883)        (689)      (2,627)
Payments of dividends .............................................          --          (84)        (125)
Redemption of preferred stock .....................................          --           --          (46)
Cost of stock option agreement ....................................         (48)         (48)         (48)
                                                                       --------     --------     --------
       Net cash provided by (used in) financing activities ........       2,014       (1,033)          28
                                                                       --------     --------     --------
Net decrease in cash and cash equivalents .........................        (120)        (185)         (65)

Cash and cash equivalents at beginning of year ....................         414          599          664
                                                                       --------     --------     --------
Cash and cash equivalents at end of year ..........................    $    294     $    414     $    599
                                                                       ========     ========     ========

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

      Fair Value of Financial Instruments - The Company's financial instruments include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and short-term and long-term debt. The book values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and short-term debt are representative of their fair values due to the short-term maturity of these instruments. The Company's term loans with CIT Group/Commercial Services, Inc. ("CIT") are at variable interest rates and, therefore, their book values are considered representative of their fair values.

      The Company's mortgage loan with North Fork Bank ("North Fork") has an approximate fair market value of $2,216,000 at December 31, 2006 as compared to its book value of $2,195,000. The book value of the Company's other long-term debt is considered to approximate its fair value based on current market rates and conditions (refer to Note 4).

      Derivative Financial Instruments - Prior to July 31, 2006, the Company utilized a derivative instrument, an interest rate swap, to modify the Company's exposure to interest rate risk. The Company accounted for this derivative instrument under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 required that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivatives that are designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value with any changes recognized immediately in the Statements of Consolidated Operations. By policy, the Company has not historically entered into derivative financial instruments for trading purposes or for speculation.

      The Company's prior interest rate swap agreement had effectively modified the Company's exposure to interest risk by converting a portion of the Company's floating-rate long-term debt to a fixed rate. Based on criteria defined in SFAS 133, the interest rate swap was considered a cash flow hedge and was 100% effective. The interest rate swap was marked to market in the balance sheet. The mark-to-market value of the cash flow hedge was recorded in Other Non-current Assets or Other Long-term Liabilities and the offsetting gains or losses in Accumulated Other Comprehensive Loss.

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

      Declaration of 5% Common Stock Dividend - The Company's Board of Directors on February 1, 2007, declared a 5% stock dividend on the Company's outstanding common stock. The 5% stock dividend is payable on April 16, 2007, to stockholders of record March 30, 2007. The 5% stock dividend will increase the outstanding common shares of the Company by about 228,000 to about 4,815,000 shares.

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

      Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $376,000, $348,000, and $313,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

      Shipping and Handling Costs - The Company records shipping and handling costs within Selling, Shipping, and Advertising Expenses. Such costs amounted to about $1,660,000, $1,659,000, and $1,595,000, for the years ended December 31,
2006, 2005, and 2004, respectively.

      Advertising Expenses - Costs of advertising are expensed as incurred and amounted to approximately $202,000, $159,000, and $164,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

      Accrued Expenses - On December 31, 2006, Accrued Expenses included accrued vacation pay and other compensation of $684,000. No other item amounted to greater than 5% of total current liabilities. At December 31, 2006 and 2005, Accrued Expenses included accrued expenses of discontinued operations of $319,000 and $318,000, respectively.

      Other Current Assets - On December 31, 2006, Other Current Assets included deferred income tax assets of $668,000. No other item amounted to greater than 5% of total current assets.

      Stock Options - In 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. The Company has elected to apply the prospective method as permitted by SFAS No. 148. Accordingly, all options granted on and after January 1, 2003 are charged against income at their fair value. Those issued prior to adoption are accounted for on the intrinsic method in accordance with Accounting Principles Board Opinion (APB) No. 25. See
Note 9 to the Consolidated Financial Statements.

      Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                 Year Ended December 31, 2006
                                                                       Per Share
                                               Earnings     Shares      Amount
                                               --------     ------      ------
                                                              (2)         (2)
BASIC ......................................    $   67       4,788      $ 0.01
   Effect of dilutive securities,
       stock options .......................        --          38
                                                ------      ------
DILUTED ....................................    $   67       4,826      $ 0.01
                                                ======      ======      ======

                                                 Year Ended December 31, 2005
                                                                       Per Share
                                                 Loss       Shares      Amount
                                                ------      ------      ------
                                                              (2)         (2)
BASIC ......................................    $ (333)      4,762      $(0.07)
   Effect of dilutive securities,
       stock options (1) ...................        --          --
                                                ------      ------
DILUTED ....................................    $ (333)      4,762      $(0.07)
                                                ======      ======      ======

                                                 Year Ended December 31, 2004
                                                                       Per Share
                                               Earnings     Shares      Amount
                                               --------     ------      ------
                                                              (2)         (2)
Net earnings ...............................    $  193
Less accrued dividends on
  preferred stock ..........................        (2)
                                                ------
   BASIC ...................................    $  191       4,722      $ 0.04
                                                ======      ======      ======
Effect of dilutive securities (1):
  Stock options ............................    $   --          74
  Cumulative convertible
   preferred stock .........................         2          19
                                                ------      ------
   DILUTED .................................    $  193       4,815      $ 0.04
                                                ======      ======      ======

      (1) The stock options were anti-dilutive for the year ended December 31, 2005 and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings (Loss) per Common Share for that year.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2007.

      At December 31, 2006, the Company had outstanding approximately 4,815,000 shares of common stock, after the 5% stock dividend declared on February 1, 2007.

Note 2. INCOME TAXES:

      At December 31, 2006, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $3,816,000, expiring as follows: $1,478,000 in 2010 to 2012; $1,379,000 in 2018 to 2020; and $959,000 in
2021 to 2026. The Company also had available federal and state alternative minimum tax credit carryforwards of approximately $113,000.

      The income tax expenses (benefits) consisted of the following (in thousands):

                                                        Year Ended December 31,
                                                       2006      2005      2004
                                                       ----      ----      ----
Current:
   Federal .......................................    $  --     $  --     $  (4)
   State .........................................       20        38       152
   Foreign .......................................       72        28         9
                                                      -----     -----     -----
                                                         92        66       157
                                                      -----     -----     -----
Deferred:
   Federal .......................................       64      (212)      144
   State .........................................       60       (23)       10
   Foreign .......................................        6        --        --
                                                      -----     -----     -----
                                                        130      (235)      154
                                                      -----     -----     -----
Income tax expenses (benefits) net ...............    $ 222     $(169)    $ 311
                                                      =====     =====     =====

      Current income taxes in the years ended December 31, 2006, 2005, and 2004, were presented net of credits of $17,000, $16,000, and $110,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109.

      The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax expenses was as follows (in thousands):

                                                                 Year Ended December 31,
                                                                2006      2005      2004
                                                                ----      ----      ----
Tax expense amount computed using statutory rate ..........    $  99     $(170)    $ 171
State taxes, net of federal benefit .......................        4        10       110
Operations outside the US .................................       11        (3)      (10)
Discontinued operations and other .........................      108        (6)       40
                                                               -----     -----     -----
  Income tax expenses (benefits) net ......................    $ 222     $(169)    $ 311
                                                               =====     =====     =====

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                  December 31,
                                                                 2006      2005
                                                                ------    ------
Deferred income tax assets:
 Inventories, principally due to additional costs
   inventoried for tax purposes pursuant to the Tax
   Reform Act of 1986 and valuation reserves for
   financial reporting purposes .............................   $  128    $  122
 Compensation and compensated absences, principally
   due to the accrual for financial reporting purposes ......      249       199
 Accrual of projected environmental costs, principally
   related to Prometcor's compliance with NJDEP .............      199       201
 Net operating loss carryforwards ...........................    1,731     1,704
 Alternative minimum tax credit carryforwards ...............      113       104
 Unrecognized net loss on pension plan ......................      841     1,077
 Other ......................................................      400       382
                                                                ------    ------
   Total gross deferred income tax assets ...................    3,661     3,789
   Less valuation allowance .................................      135       119
                                                                ------    ------
   Net deferred income tax assets ...........................    3,526     3,670
                                                                ------    ------

Deferred income tax liabilities:
 Pension expense, due to contributions in excess of
   net accruals .............................................    1,036       865
 Other ......................................................       70        85
                                                                ------    ------
   Total gross deferred income tax liabilities ..............    1,106       950
                                                                ------    ------
   Net deferred income taxes ................................   $2,420    $2,720
                                                                ======    ======

      A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $3,650,000 in the years prior to the expiration of the net operating loss carryforwards in 2026. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax asset is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards.

      The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                   December 31,
                                                                  2006      2005
                                                                  ----      ----
Current:
   Other current assets ....................................    $  469    $  495
   Current assets of discontinued operations ...............       199       199
                                                                ------    ------
   Total current ...........................................       668       694
                                                                ------    ------
Long Term:
   Other assets ............................................       927     1,127
   Other assets of discontinued operations .................       825       899
                                                                ------    ------
   Total long term: ........................................     1,752     2,026
                                                                ------    ------
Total net deferred income tax assets .......................    $2,420    $2,720
                                                                ======    ======

Note 3.  SHORT-TERM DEBT:

            Composition (in thousands):
                                                                   December 31,
                                                                  2006      2005
                                                                  ----      ----
Revolving loans, CIT .................................          $2,143    $   --
Revolving loans, Bank of America .....................              --     1,500
                                                                ------    ------
                                                                $2,143    $1,500
                                                                ======    ======

      On July 31, 2006, the Company, RCPC, Ronson-Canada, and Ronson Aviation entered into a financing agreement (the "Financing Agreement") for RCPC, Ronson Aviation and Ronson-Canada. The revolving loan balance with CIT at December 31, 2006, was $2,143,000. The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the original amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The revolving line of credit carries an interest rate of prime plus one half (8.75% in the U.S. and 6.50% in Canada at December 31, 2006) and the two term loans carry interest at the rate of prime plus 3% (11.25%) at December 31, 2006. The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries. Amounts advanced under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada. The Financing Agreement includes covenants and other terms and provisions typical for agreements of its kind. The revolving line of credit is for a period of three years. In conjunction with one of the CIT term loans in the original amount of $750,000, Mr. Louis V. Aronson II, the Company's President and CEO, provided a secured limited personal guaranty of $250,000 to CIT.

      The proceeds from the CIT revolving loan and term loans were utilized to repay all amounts outstanding to the Bank of America under the Company's prior revolving loan and mortgage loan agreements. The new CIT financing also provided additional loan availability to the Company of about $600,000.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2006, the Company's subsidiaries had unused borrowings available at December 31, 2006 of about $610,000 under the CIT line of credit described above. (Refer to Note 4 below for information regarding the book value of assets pledged as collateral for the debt above.)

      At December 31, 2006, CIT provided the Company with a waiver of a covenant violation due to failure by the Company to meet a fixed charge coverage ratio for the six months ended December 31, 2006.

      At December 31, 2006, the weighted average interest rate for the total short-term debt was 8.59%.

Note 4. LONG-TERM DEBT:

      Composition (in thousands):

                                                                   December 31,
                                                                  2006      2005
                                                                  ----      ----
Mortgage loan payable, North Fork (a) ......................    $2,195    $   --
Mortgage loan payable, Bank of America (b) .................        --     1,241
Note payable, lessor (c) ...................................       220       396
Term notes payable, CIT (d) ................................       882        --
Term notes payable, other ..................................        71        68
                                                                ------    ------
                                                                 3,368     1,705
Less portion in current liabilities ........................       285       155
                                                                ------    ------
Balance of long-term debt ..................................    $3,083    $1,550
                                                                ======    ======

      (a) On September 27, 2006, RCPC entered into a mortgage loan agreement with North Fork for $2,200,000. The mortgage loan is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. The loan bears interest at the rate of 6.81% and is payable in monthly installments of $15,422, including interest, with a final installment of approximately $1,697,000, plus interest, on November 1, 2016.

      (b) In May 1999 the Company, RCPC and Bank of America entered into an agreement, in the original amount of $1,760,000, which refinanced an existing Mortgage Loan agreement on the RCPC property in Woodbridge, New Jersey. The mortgage loan was repaid in total from the proceeds of the CIT revolving loans (refer to Note 3 above).

      (c) The Equipment and Trademark term loan balances with CIT, referred to in Note 3 above, were $182,000 and $700,000, respectively, at December 31, 2006.

      (d) As part of the lease agreement for its new warehouse, effective March 1, 2004, RCPC entered into a term note payable to the lessor in the original amount of $440,000. The note, with a balance of $220,000 on December 31, 2006, bears interest at the rate of 8.25% and is payable in monthly installments of $3,787 including interest through February 2013. The note is secured by the leasehold improvements in the warehouse.

      At December 31, 2006, fixed assets with a net book value of $2,651,000, accounts receivable and inventories of $4,791,000, and intangible assets with a net book value of $250,000 are pledged as collateral for the debt detailed in Notes 3 and 4.

      Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $3,100,000 at December 31, 2006, substantially all of which were restricted as to transfer to the Company and its subsidiaries due to various covenants of their debt agreements at December 31, 2006.

      Long-term debt matures as follows: 2007, $285,000; 2008, $291,000; 2009,
$275,000; 2010, $271,000; 2011, $214,000; and 2012-2016, $2,032,000.

Note 5. LEASE OBLIGATIONS:

      Lease expenses consisting principally of office and warehouse rentals, totaled $573,000, $601,000, and $602,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

      At December 31, 2006, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                                  Operating   Capitalized
                                                      Total       Leases      Leases
                                                      -----       ------      ------
Year Ending December 31:
2007 .............................................    $  773      $  438      $  335
2008 .............................................       706         421         285
2009 .............................................       539         306         233
2010 .............................................       418         213         205
2011 .............................................       211         155          56
2012 .............................................       158         158          --
                                                      ------      ------      ------
Total obligations ................................    $2,805      $1,691      $1,114
                                                      ======      ======
Less: Amount representing interest ...............                               152
                                                                              ------
Present value of capitalized lease obligations                                $  962
                                                                              ======

Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                                   December 31,
                                                                  2006      2005
                                                                  ----      ----
Machinery and equipment ....................................    $1,483    $1,513
Less accumulated amortization ..............................       220       185
                                                                ------    ------
                                                                $1,263    $1,328
                                                                ======    ======

      Ronson Aviation leases land under a leasehold originally consisting of six five-year terms automatically renewed, with the last five-year term expiring in November 2007. The lease may now be extended by Ronson Aviation for up to five additional five-year terms through November 2032, during the five-year term ending November 2007, because Ronson Aviation has invested over $1,500,000 in capital improvements.

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

      Plan assets primarily included common stocks (69%), fixed income securities (11%), cash and money market accounts (7%), a guaranteed annuity contract (4%), and 229,555 shares of common stock of the Company (9%). The stock of the Company held by the Plan was valued at $445,000 and $286,000 at December 31, 2006 and 2005, respectively.

      The benefit obligations below are equal to the accumulated benefit obligations. The following table sets forth the plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                                         Year Ended December 31,
                                                                                2006        2005
                                                                                ----        ----
Change in Benefit Obligation:
   Benefit obligation at beginning of year ..............................     $4,764      $4,824
   Service cost .........................................................         26          31
   Interest cost ........................................................        262         266
   Actuarial loss .......................................................         60         242
   Benefits paid ........................................................       (434)       (599)
                                                                              ------      ------
   Benefit obligation at end of year ....................................      4,678       4,764
                                                                              ------      ------


Change in Plan Assets:
   Fair value of plan assets at beginning of year .......................      4,053       3,826
   Actual return on plan assets .........................................        598         (21)
   Employer contributions ...............................................        744         847
   Benefits paid ........................................................       (434)       (599)
                                                                              ------      ------
   Fair value of plan assets at end of year .............................      4,961       4,053
                                                                              ------      ------
   Funded status at end of year .........................................     $  283      $ (711)
                                                                              ======      ======

Amounts recognized in the Consolidated Balance Sheets Consist of:
   Current liabilities ..................................................     $   --      $ (711)
   Non Current Assets ...................................................        283          --
                                                                              ------      ------
   Net amount recognized ................................................     $  283      $ (711)
                                                                              ======      ======

      The weighted-average assumptions used in the benefit obligations were as follows:

                                                                          Year Ended December 31,
                                                                                 2006        2005
                                                                                 ----        ----
Discount rate ...........................................................        5.5%        5.5%

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                        Year Ended December 31,
                                                       2006      2005      2004
                                                       ----      ----      ----
Components of net periodic benefit cost:
   Service cost ..................................    $  26     $  31     $  26
   Interest cost .................................      262       266       274
   Expected return on plan assets ................     (202)     (191)     (160)
   Amortization of prior service cost ............        5         6        14
   Recognized actuarial loss .....................      255       226       264
                                                      -----     -----     -----
   Net pension expense ...........................    $ 346     $ 338     $ 418
                                                      =====     =====     =====

      The weighted average assumptions used in computing the net period benefit cost were as follows:

                                                         Year Ended December 31,
                                                         2006     2005     2004
                                                         ----     ----     ----
Discount rate ........................................   5.5%     5.5%     5.5%
Expected long-term rate of return on plan assets .....   5.0%     5.0%     5.0%

      The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $213,000 and $5,000, respectively. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $2,000.

      Contributions to the pension plan during 2007 are expected to be approximately $238,000.

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

              Incremental Effect of Applying FASB Statement No. 158
           on Individual Line Items in the Consolidated Balance Sheet
                                December 31, 2006
                                 (in thousands)

                                           Before                                   After
                                      Application                             Application
                                 of Statement 158        Adjustments     of Statement 158
                                 ----------------        -----------     ----------------
Other Assets:
  Intangible pension asset                 $   65             $  (65)              $   --
  Prepaid pension asset                       283                 --                  283
  Deferred income tax assets                1,726                 26                1,752

Accumulated other
  comprehensive loss                       (1,250)               (39)              (1,289)

Total stockholders' equity                  3,665                (39)               3,626

      The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $62,000, $62,000, and $71,000 for this plan were recorded in 2006, 2005 and 2004, respectively.

Note 7. COMMITMENTS AND CONTINGENCIES:

      In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The full extent of the costs and time required for completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2006, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

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

      The Company is involved in a shareholder's derivative action and a second lawsuit filed by the same shareholder. The Company incurred approximately $91,000, $95,000, and $145,000 in net legal costs related to the matters in 2006, 2005, and 2004, respectively. These costs were net of the associated insurance reimbursements. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate at this time the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings.

      The Company is involved in various lawsuits, claims, and tax audits. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company's financial position.

      The Company has an employment contract with an officer of the Company which expires on December 31, 2007. Base salary in the year 2007 is $572,991, with future increases subject to the Company reporting operating earnings in the year prior to each increase. The base salary in 2007 reflects a 7% reduction offered and accepted by Mr. Louis V. Aronson effective October 1, 2005, and the increases due to Mr. Louis V. Aronson under the terms of the contract on January 1, 2006 and January 1, 2007 were waived by him. The contract also provides for additional compensation and benefits, including a death benefit equal to two years' salary. The Company has purchased term insurance for which the Company is the sole beneficiary to provide coverage for a substantial portion of the potential death benefit.

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

Note 9. STOCK OPTIONS:

      The Company has two incentive stock option plans which provide for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers, directors and other key employees of the Company and its subsidiaries at not less than 100% of the fair market value on the date on which options are granted. On November 27, 2001, the stockholders approved the adoption of the Company's 2001 Incentive Stock Option Plan which provides for the grant of options for up to 167,512 shares of common stock. In August 1996 the stockholders approved the adoption of the Company's 1996 Incentive Stock Option Plan which provides for the grant of options for up to 134,009 shares of common stock. Options may no longer be granted under the 1996 Incentive Stock Option Plan. Options granted under the plans are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

                                                     Year Ended December 31,
                                                     2006       2005        2004
                                                     ----       ----        ----
Risk-free interest rate                             4.69%      4.31%       3.15%
Dividend yield                                         0%         0%          0%
Volatility factor - expected market price of
  Company's common stock                             0.63       0.46        0.47
Weighted average expected life of options         5 years    5 years     5 years

      A summary of the Company's stock option activity and related information for the three years ended December 31, 2006, were as follows:

                                                                   Weighted
                                                Number of          Average
                                                 options        Exercise Price
                                              -------------   ------------------
Outstanding at 12/31/03 ..................       158,074            $ 1.084
  Granted ................................        12,763            $ 0.804
  Exercised ..............................       (52,638)           $ 1.231
  Expired ................................       (12,125)           $ 1.810
                                                 -------

Outstanding at 12/31/04 ..................       106,074            $ 0.893
  Granted ................................            --                 --
  Exercised ..............................            --                 --
  Expired ................................       (12,979)           $ 0.893
                                                 -------

Outstanding at 12/31/05 ..................        93,095            $ 0.894
  Granted ................................            --                 --
  Exercised ..............................       (53,221)           $ 0.895
  Expired ................................        (7,370)           $ 0.899
                                                 -------

Outstanding at 12/31/06 ..................        32,504            $ 0.891
                                                 =======            =======

Exercisable at 12/31/06 ..................        32,504            $ 0.891
                                                 =======            =======

      Weighted average fair value of options granted during the year for options on which the exercise price:

      Equals the market price on the grant date                    N/A
      Exceeds the market price on the grant date                   N/A

      Exercise prices for options outstanding as of December 31, 2006, were $.891 per share. The weighted average contractual life of those options was .75 years.

Note 10. STATEMENTS OF CASH FLOWS:

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                 Year Ended December 31,
                                                                2006      2005      2004
                                                                ----      ----      ----
Cash Payments for:
   Interest ...............................................   $  502    $  397    $  324
   Income taxes ...........................................      152        30       225

Financing & Investing Activities Not Affecting Cash:
   Capital lease obligations incurred .....................       49       373     1,055
   Leasehold improvements financed by lessor ..............       --        --       440
   Equipment financed by seller ...........................       55        47        62

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

Financial information by industry segment is summarized below (in thousands):

                                                             2006        2005        2004
                                                             ----        ----        ----
Net sales:
  Consumer Products ..................................    $16,870     $15,664     $16,768
  Aviation Services ..................................     12,374      10,899      11,715
                                                          -------     -------     -------
    Consolidated .....................................    $29,244     $26,563     $28,483
                                                          =======     =======     =======

Earnings (loss) before interest, other items,
  and intercompany charges:
  Consumer Products ..................................    $ 1,243     $ 1,347     $ 1,807
  Aviation Services ..................................      1,660       1,435       1,253
                                                          -------     -------     -------
  Total Reportable Segments ..........................      2,903       2,782       3,060
  Corporate and others ...............................     (1,719)     (1,799)     (1,702)
  Other charges ......................................        (91)        (95)       (145)
                                                          -------     -------     -------
    Consolidated .....................................    $ 1,093     $   888     $ 1,213
                                                          =======     =======     =======

Interest expense:
  Consumer Products ..................................    $   290     $   195     $   112
  Aviation Services ..................................         24          50         100
                                                          -------     -------     -------
  Total Reportable Segments ..........................        314         245         212
  Corporate and others ...............................        162         228         155
                                                          -------     -------     -------
    Consolidated .....................................    $   476     $   473     $   367
                                                          =======     =======     =======

Depreciation and amortization:
  Consumer Products ..................................    $   412     $   379     $   289
  Aviation Services ..................................        199         324         449
                                                          -------     -------     -------
  Total Reportable Segments ..........................        611         703         738
  Corporate and others ...............................         45          35          34
                                                          -------     -------     -------
    Consolidated .....................................    $   656     $   738     $   772
                                                          =======     =======     =======
Earnings (loss) before intercompany charges and taxes:
  Consumer Products ..................................    $   946     $ 1,126     $ 1,691
  Aviation Services ..................................      1,606       1,381       1,158
                                                          -------     -------     -------
  Total Reportable Segments ..........................      2,552       2,507       2,849
  Corporate and others ...............................     (2,172)     (2,272)     (2,200)
  Other charges ......................................        (91)        (95)       (145)
  Nonrecurring loss ..................................         --        (642)         --
                                                          -------     -------     -------
    Consolidated .....................................    $   289     $  (502)    $   504
                                                          =======     =======     =======

Segment assets:
  Consumer Products ..................................    $ 7,640     $ 7,224     $ 6,586
  Aviation Services ..................................      4,506       2,745       4,689
                                                          -------     -------     -------
  Total Reportable Segments ..........................     12,146       9,969      11,275
  Corporate and others ...............................      1,550       1,594       1,511
  Discontinued operations ............................      1,024       1,092       1,156
                                                          -------     -------     -------
    Consolidated .....................................    $14,720     $12,655     $13,942
                                                          =======     =======     =======

Segment expenditures for long-lived assets:
  Consumer Products ..................................    $   155     $   625     $ 1,883
  Aviation Services ..................................      2,032         379         298
                                                          -------     -------     -------
  Total Reportable Segments ..........................      2,187       1,004       2,181
  Corporate and others ...............................        102          13          62
                                                          -------     -------     -------
    Consolidated .....................................    $ 2,289     $ 1,017     $ 2,243
                                                          =======     =======     =======

      Geographic information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                                                        Year Ended December 31,
                                                      2006       2005       2004
                                                      ----       ----       ----
Net sales (1):
  United States ...............................    $25,831    $24,580    $26,752
  Canada ......................................      1,949      1,635      1,488
  Other foreign countries .....................      1,464        348        243
                                                   -------    -------    -------
                                                   $29,244    $26,563    $28,483
                                                   =======    =======    =======

                                                        December 31,
                                                      2006       2005
                                                      ----       ----
Long-lived assets:
  United States ...............................     $5,732     $4,093
  Canada ......................................         40         22
                                                    ------     ------
                                                    $5,772     $4,115
                                                    ======     ======

      (1) Net sales are attributed to countries based on location of customer.

      Information regarding the Company's net sales by product category was as follows (in thousands):

                                                        Year Ended December 31,
                                                      2006       2005       2004
                                                      ----       ----       ----
Packaged fuels, flints, lighters
  and torches .................................    $16,803    $15,574    $16,685
Other consumer products .......................         67         90         83
Aircraft ......................................      1,796         --      2,098
Charter services (2) ..........................         --        358        768
Aviation fuels and other aviation
  products and services .......................     10,578     10,541      8,849
                                                   -------    -------    -------
                                                   $29,244    $26,563    $28,483
                                                   =======    =======    =======

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

      For the years ended December 31, 2006, 2005 and 2004, Net Sales which amounted to approximately $3,809,000, $3,697,000, and $3,665,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to one customer. As of December 31, 2006 and 2005, accounts receivable from that customer amounted to approximately 29% and 15%, respectively, of Consolidated Accounts Receivable. No other customer accounted for more than 10% of Consolidated Net Sales, for the years ended December 31, 2006, 2005 and 2004, or more than 10% of Consolidated Accounts Receivable at December 31, 2006 and 2005.

Note 12. ACCUMULATED OTHER COMPREHENSIVE LOSS:

      Comprehensive loss (income) is included in the Statements of Consolidated Stockholders' Equity. The components of Accumulated Other Comprehensive Loss as shown on the Consolidated Balance Sheets were as follows (in thousands):

                                              Foreign                                   Cash        Accumulated
                                             Currency       Minimum       Prior         Flow           Other
                                            Translation     Pension      Service       Hedging     Comprehensive
                                            Adjustments    Liability       Cost       Adjustment       Loss
                                            -----------    ---------       ----       ----------       ----
Balance at December 31, 2003 ..........       $   12        $1,784        $   --        $   --        $1,796
Current period change .................         (105)         (504)           --            16          (593)
Income tax expense
  (benefit) ...........................           42           202            --            (6)          238
                                              ------        ------        ------        ------        ------
Balance at December 31, 2004 ..........          (51)        1,482            --            10         1,441
Current period change .................          (17)          228            --           (37)          174
Income tax expense
  (benefit) ...........................            7           (91)           --            14           (70)
                                              ------        ------        ------        ------        ------
Balance at December 31, 2005 ..........          (61)        1,619            --           (13)        1,545
Current period change .................           81          (592)           65            21          (425)
Income tax expense
  (benefit) ...........................          (33)          236           (26)           (8)          169
                                              ------        ------        ------        ------        ------
Balance at December 31, 2006 ..........       $  (13)       $1,263        $   39        $   --        $1,289
                                              ======        ======        ======        ======        ======

Note 13. CONCENTRATIONS:

      During 2006 and at December 31, 2006, the Company and two of its subsidiaries had cash deposits in banks in excess of FDIC insured limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

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

Note 14. RELATED PARTY TRANSACTIONS:

      In October 1998 the Company entered into a consulting agreement with Mr. Carl W. Dinger III, a greater than 5% shareholder of the Company. The agreement provided that Mr. Dinger perform certain consulting services for the Company for a period ending on April 7, 2000. The Company and Mr. Dinger entered into a second consulting agreement effective upon the expiration date of the original agreement. This agreement provided that Mr. Dinger continue to perform consulting services for the Company through April 7, 2004 at a fee of $7,000 per month. During 2004 the agreement was extended on a month-to-month basis through July 7, 2004. A new consulting agreement was effective on July 8, 2004, which provides that Mr. Dinger continue to perform consulting services at a fee of $7,000 per month for the Company for a period of thirty-six months through July 7, 2007. On January 1, 2006, Mr. Dinger's consulting fee was reduced by 7% from $7,000 per month to $6,510 per month. Mr. Dinger was compensated $78,120, $84,000, and $84,000 during each of the years ended December 31, 2006, 2005 and 2004, respectively, under the agreements.

      In October 1998 Mr. Dinger granted an option to the Company to purchase the 186,166 shares of the Company's common stock then held by Mr. Dinger. The option was for a period of 18 months expiring on April 7, 2000. In 2000 Mr. Dinger granted a new option to the Company, to purchase the shares of the Company's common stock held by Mr. Dinger. The option was for a period of 48 months, expiring April 7, 2004. The cost of the option was $4,000 per month for the period of the option or until exercised. In March 2000 Mr. Dinger purchased 304,877 shares of newly issued restricted common stock of the Company at a price of $1.87 per share. During 2004 the option agreement was extended on a month-to-month basis through July 7, 2004. A new option agreement was effective on July 8, 2004. The new option granted by Mr. Dinger is for a period of 36 months, expiring on July 7, 2007. The exercise price of the option is $5.62 per share for the 561,983 shares now held by Mr. Dinger. The cost of the option is $4,000 per month for the period of the option or until exercised. As part of each of the option agreements, Mr. Dinger has granted the Board of Directors of the Company an irrevocable proxy to vote the optioned shares during the term of the option. The Company expended $48,000 for the options during each of the years ended December 31, 2006, 2005 and 2004, which were charged to Additional Paid-in Capital. At December 31, 2006, the fair value of the option was approximately $3,000, using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 5.01%, a dividend yield of 0%, volatility of 63%, and the option life of .5 years. The fair value of $3,000 compares to $23,000, the present value of the 6 remaining payments under the contract, discounted at the Company's incremental borrowing rate of 8.75%.

      The Company incurred costs for consulting services under agreements with two directors of the Company (three in 2005) of $31,000, $112,000, and $128,000, in the years ended December 31, 2006, 2005 and 2004, respectively. The Company incurred costs for printing services from Michael Graphics, Inc., of $67,000, $57,000, and $82,000 in the years ended December 31, 2006, 2005, and 2004, respectively. A greater than 10% shareholder of Michael Graphics, Inc., is the son-in-law of the Company's president.

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

            Schedule I      Condensed Financial Information of Company

            Schedule II     Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Ronson Corporation:

Under date of March 30, 2007, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006 as contained in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 30, 2007

             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    RONSON CORPORATION
--------------------------------------------------------------------------------

     CONDENSED BALANCE SHEETS
       (dollars in thousands)


                                    ASSETS
                                    ------
                                                      December 31,
                                                  --------------------
                                                    2006        2005
                                                    ----        ----
CURRENT ASSETS:
Cash ..........................................   $     10    $     --
Other current assets ..........................        288         304
                                                  --------    --------
         Total Current Assets .................        298         304

Property, plant, and equipment ................        266         227
Less accumulated depreciation and amortization         173         178
                                                  --------    --------
                                                        93          49
Other assets ..................................      5,355       5,382
                                                  --------    --------
TOTAL ASSETS ..................................   $  5,746    $  5,735
                                                  ========    ========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt .............   $     18    $     21
Accounts payable ..............................        257         144
Other current liabilities .....................        217       1,161
                                                  --------    --------
         Total Current Liabilities ............        492       1,326

Long-term debt ................................         27           7
Other long term liabilities ...................      1,601       1,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock ..................................      4,900       4,847
Additional paid-in capital ....................     29,878      29,932
Accumulated deficit ...........................    (28,266)    (28,333)
Accumulated other comprehensive loss ..........     (1,289)     (1,545)
                                                  --------    --------
                                                     5,223       4,901
Less cost of treasury shares:
   2006 and 2005, 84,799 ......................      1,597       1,597
                                                  --------    --------
                                                     3,626       3,304
                                                  --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....   $  5,746    $  5,735
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

             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   2006      2005       2004
                                                 -------   -------    -------

Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation) ........................   $ 2,380   $ 1,586    $ 2,449
                                                 -------   -------    -------

Costs and expenses:
    General and administrative expenses ......     1,810     1,893      1,847
    Interest expense (includes intercompany
       interest expense of  $75, $100 and $100
       in 2006, 2005 and 2004, respectively,
       eliminated in consolidation) ..........       162       228        155
    Non-operating expense - net ..............       291       296        343
                                                 -------   -------    -------
                                                   2,263     2,417      2,345
                                                 -------   -------    -------

EARNINGS (LOSS) BEFORE INCOME TAXES
    AND EQUITY IN NET EARNINGS
    OF SUBSIDIARIES ..........................       117      (831)       104

Income tax provisions (benefit) ..............        69      (367)       144

Equity in net earnings of subsidiaries .......        19       131        233
                                                 -------   -------    -------
NET EARNINGS (LOSS) ..........................   $    67   $  (333)   $   193
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

              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2006       2005       2004
                                                        -------    -------    -------

Cash Flows from Operating Activities:
Net earnings (loss) .................................   $    67    $  (333)   $   193
Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
    Equity in net earnings of subsidiaries ..........       (19)      (131)      (233)
    Depreciation and amortization ...................        45         35         34
    Deferred income tax expenses (benefit) ..........       164       (214)       102
    Decrease in cash from changes in
       current assets and current liabilities .......      (232)       (77)       (43)
    Increase in net advances to (from) subsidiaries .       435      1,352        565
    Net change in pension-related accounts ..........      (429)      (538)      (307)
    Other ...........................................        35         37       (104)
                                                        -------    -------    -------
       Net cash provided by operating activities ....        66        131        207
                                                        -------    -------    -------

Cash Flows from Investing Activities:
Capital expenditures ................................       (48)       (13)        --
Proceeds from disposal of property, plant & equipment        12         --         --
                                                        -------    -------    -------
       Net cash used in investing activities ........       (36)       (13)        --
                                                        -------    -------    -------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock ..............        47         --         65
Payments of long-term lease obligations .............        --         --         (5)
Payments of long-term debt ..........................       (19)       (21)       (13)
Payments of dividends ...............................        --        (84)      (125)
Redemption of preferred stock .......................        --         --        (46)
Cost of stock option agreement ......................       (48)       (48)       (48)
                                                        -------    -------    -------
       Net cash used in financing activities ........       (20)      (153)      (172)
                                                        -------    -------    -------
Net increase (decrease) in cash .....................        10        (35)        35

Cash at beginning of year ...........................        --         35         --
                                                        -------    -------    -------

Cash at end of year .................................   $    10    $    --    $    35
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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           RONSON CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A: Condensed Financial Statements.

      The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

      The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 4,900,014 and 4,846,792 were outstanding at December 31, 2006 and 2005, respectively, adjusted for a 5% stock dividend declared February 1, 2007.

NOTE B: Other Assets and Other Liabilities.

                                                                  December 31,
                                                                 (in thousands)
                                                                2006        2005
                                                                ----        ----

         Other Assets
            Investment in subsidiaries                        $4,196      $4,165
            Deferred income tax assets, net                      663         890
            Other                                                496         327
                                                              ------      ------
                                                              $5,355      $5,382
                                                              ======      ======

         Other Liabilities
            Net advances from subsidiaries                    $1,592      $1,098
            Other                                                  9          --
                                                              ------      ------
                                                              $1,601      $1,098
                                                              ======      ======

            Investment in subsidiaries was eliminated in consolidation. The net advances from subsidiaries of $1,061,000 and $1,098,000 at December 31, 2006 and 2005, respectively, were eliminated in consolidation.

NOTE C: Unrecognized Net Loss on Pension Plans.

      FAS #87 requires that if the additional minimum liability recorded exceeds unrecognized prior service cost and the unrecognized net obligation at transition, that difference, an unrecognized net loss, is to be reported, net of tax, as a separate component of Stockholders' Equity. This unrecognized net loss is being amortized over future periods as a component of pension expense.

NOTE D: Income Taxes.

      The Company and its domestic subsidiaries have elected to allocate consolidated federal income taxes on the separate return method. Under this method of allocation, income tax expenses (benefits) are allocated to the Company and each subsidiary based on its taxable income (loss) and net operating loss carryforwards.

      In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 2006, 2005 and 2004, the Company and its subsidiaries recorded the expenses (benefits) of net deferred income tax assets of $128,000, $(235,000), and $154,000, respectively, of which $164,000, $(214,000), and $102,000, respectively, were allocated to the Company.

NOTE E: Statements of Cash Flows.

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Condensed Statements of Cash Flows.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                       Additions
                                               ------------------------
                                  Balance at    Charged to  Charged to                     Balance
                                 beginning of   costs and     other                        at end
             Description            period      expenses     accounts    Deductions (1)   of period
------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended 12/31/06             $      107   $       --   $       --   $        5      $      102
  Year ended 12/31/05             $       84   $       48   $       --   $       25      $      107
  Year ended 12/31/04             $       76   $       54   $       --   $       46      $       84


(1) Uncollectible accounts written off, net of recoveries.