Form 10-Q
period 2007-03-31
RONSON CORP
filed 2007-05-15
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                                 --------------

                          Commission File Number 1-1031
                                                 ------

                               RONSON CORPORATION
===============================================================================
             (Exact name of registrant as specified in its charter)


          New Jersey                                           22-0743290
===============================================================================
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


       Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875
===============================================================================
                    (Address of principal executive offices)

                                 (732) 469-8300
===============================================================================
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of March 31, 2007, there were 4,815,295 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------


                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION:

       ITEM 1 - FINANCIAL STATEMENTS:

                      CONSOLIDATED BALANCE SHEETS:
                        MARCH 31, 2007 AND DECEMBER 31, 2006               3

                      CONSOLIDATED STATEMENTS OF OPERATIONS:
                        QUARTER ENDED MARCH 31, 2007 AND 2006              4

                      CONSOLIDATED STATEMENTS OF CASH FLOWS:
                        QUARTER ENDED MARCH 31, 2007 AND 2006              5

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK                                   13

       ITEM 4 - CONTROLS AND PROCEDURES                                   14

PART II - OTHER INFORMATION:

       ITEM 1 - LEGAL PROCEEDINGS                                         14

       ITEM 1A- RISK FACTORS                                              16

       ITEM 6 - EXHIBITS                                                  16

SIGNATURES                                                                17

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                    March 31,      December 31,
                                                      2007            2006
                                                  -------------   -------------
                                                   (unaudited)
                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                        $          46   $         294
 Accounts receivable, net                                 1,786           1,876
 Inventories:
  Finished goods                                          1,956           1,820
  Work in process                                            76              15
  Raw materials                                             784             960
                                                  -------------   -------------
                                                          2,816           2,795
 Other current assets                                     1,488           1,231
                                                  -------------   -------------
          TOTAL CURRENT ASSETS                            6,136           6,196
                                                  -------------   -------------

Property, plant and equipment, at cost:
 Land                                                         6               6
 Buildings and improvements                               5,491           5,479
 Machinery and equipment                                  6,749           6,718
 Construction in progress                                 2,767           2,454
                                                  -------------   -------------
                                                         15,013          14,657
Less accumulated depreciation and amortization            9,026           8,885
                                                  -------------   -------------
                                                          5,987           5,772

Other assets                                              2,893           2,752
                                                  -------------   -------------
                                                  $      15,016   $      14,720
                                                  =============   =============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt                                  $       2,465   $       2,143
 Current portion of long-term debt and leases               552             561
 Accounts payable                                         2,576           2,360
 Accrued expenses                                         1,976           2,010
                                                  -------------   -------------
          TOTAL CURRENT LIABILITIES                       7,569           7,074
                                                  -------------   -------------

Long-term debt and leases                                 3,638           3,769
Other long-term liabilities                                 246             251

STOCKHOLDERS' EQUITY:
 Common stock                                             4,900           4,900
 Additional paid-in capital                              29,874          29,878
 Accumulated deficit                                    (28,358)        (28,266)
 Accumulated other comprehensive loss                    (1,256)         (1,289)
                                                  -------------   -------------
                                                          5,160           5,223
 Less cost of treasury shares                             1,597           1,597
                                                  -------------   -------------
          TOTAL STOCKHOLDERS' EQUITY                      3,563           3,626
                                                  -------------   -------------
                                                  $      15,016   $      14,720
                                                  =============   =============
See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (in thousands of dollars, except per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    2007            2006
                                                ------------    ------------
NET SALES                                       $      6,097    $      7,342
                                                ------------    ------------

Cost and expenses:
 Cost of sales                                         4,048           4,988
 Selling, shipping and advertising                       925             918
 General and administrative                              926             963
 Depreciation and amortization                           146             153
 Other (earnings) charges                                (35)             30
                                                ------------    ------------
                                                       6,010           7,052
                                                ------------    ------------

EARNINGS FROM OPERATIONS                                  87             290
                                                ------------    ------------

Other expense:
 Interest expense                                        131             101
 Other-net                                                90              58
                                                ------------    ------------
                                                         221             159
                                                ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                     (134)            131

Income tax provision (benefit)                           (42)             53
                                                ------------    ------------

NET EARNINGS (LOSS)                             $        (92)   $         78
                                                ============    ============


EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                          $      (0.02)   $       0.02
                                                ============    ============

 Diluted                                        $      (0.02)   $       0.02
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

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                     2007          2006
                                                                  ----------    ----------
Cash Flows from Operating Activities:
Net earnings (loss)                                               $      (92)   $       78
Adjustments to reconcile net earnings (loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization                                           188           153
 Stock option expense                                                      6            --
 Deferred income tax expense (benefit)                                   (63)           16
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                                  (6)          487
  Other non-current assets and other long-term
   liabilities                                                           (28)          (19)
 Net change in pension-related accounts                                  (71)         (203)
 Effect of exchange rate changes                                           4           (18)
                                                                  ----------    ----------
            Net cash provided by (used in) operating activities          (62)          494
                                                                  ----------    ----------

Cash Flows from Investing Activities:
 Capital expenditures                                                   (356)         (147)
                                                                  ----------    ----------
      Net cash used in investing activities                             (356)         (147)
                                                                  ----------    ----------


Cash Flows from Financing Activities:
 Proceeds from short-term debt                                           514           250
 Payments of short-term debt                                            (192)         (200)
 Payments of long-term debt                                              (72)          (39)
 Payments of long-term lease obligations                                 (68)          (63)
 Cost of stock option agreement                                          (12)          (12)
                                                                  ----------    ----------
            Net cash provided by (used in) financing activities          170           (64)
                                                                  ----------    ----------

Net increase (decrease) in cash and cash equivalents                    (248)          283

Cash and cash equivalents at beginning of period                         294           414
                                                                  ----------    ----------

Cash and cash equivalents at end of period                        $       46    $      697
                                                                  ==========    ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE QUARTER ENDED MARCH 31, 2007 (UNAUDITED)
                ------------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

       Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 2007 and 2006, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2:  PER COMMON SHARE DATA
         ---------------------

       The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                Quarter Ended March 31,
                                 -----------------------------------------------------
                                            2007                        2006
                                 -------------------------   -------------------------
                                                     Per                         Per
                                                    Share              Shares   Share
                                  Loss     Shares   Amount   Earnings   (2)     Amount
                                 ------    ------   ------   --------  ------   ------
BASIC                            $  (92)    4,815   $ (.02)   $   78    4,763   $  .02
                                 ======    ======   ======    ======   ======   ======
Effect of dilutive securities,
   Stock options (1)                           --                          54
                                           ------                      ------

DILUTED                          $  (92)    4,815   $ (.02)   $   78    4,817   $  .02
                                 ======    ======   ======    ======   ======   ======

       (1) Stock options were anti-dilutive for the three months ended March 31, 2007, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for that period.

       (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2007.

Note 3:  SHORT-TERM DEBT
         ---------------

       On July 31, 2006, the Company, Ronson Consumer Products Corporation ("RCPC"), Ronson Corporation of Canada Ltd.("Ronson-Canada"), and Ronson Aviation, Inc. ("Ronson Aviation"), entered into a financing agreement (the "Financing Agreement") with CIT Group/Commercial Services, Inc. ("CIT"). The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the original amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The revolving line of credit carries an interest rate of prime plus one half (8.75% in the U.S. and

6.50% in Canada at March 31, 2007) and the two term loans carry interest at the rate of prime plus 3% (currently 11.25%). The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries.

       At March 31, 2007, CIT provided the Company with a waiver of a covenant violation due to failure by the Company to meet a fixed charge coverage ratio for the nine months ended March 31, 2007.


Note 4:  LONG-TERM DEBT
         --------------

       On September 27, 2006, RCPC entered into a mortgage loan agreement with North Fork Bank ("North Fork")for $2,200,000. The mortgage loan had a balance of $2,186,000 at March 31, 2007 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. The loan bears interest at the rate of 6.81% and is payable in monthly installments of $15,422, including interest, with a final installment of approximately $1,697,000, plus interest, on November 1, 2016.

       The Equipment and Trademark term loan balances with CIT, referred to in
Note 3 above, were $172,000 and $663,000, respectively, at March 31, 2007.

       In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with the final payment due at the end of the initial nine-year term. At March 31, 2007, the total balance payable on this lease agreement was $210,000.


Note 5:  CONTINGENCIES
         -------------

       In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The full extent of the costs and the time required for the completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at March 31, 2007, and December 31, 2006, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

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

Financial information by industry segment is summarized below (in thousands):

                                                     Quarter Ended
                                                       March 31,
                                                ------------------------
                                                   2007          2006
                                                ----------    ----------
Net sales:
  Consumer Products                             $    3,558    $    4,176
  Aviation Services                                  2,539         3,166
                                                ----------    ----------
    Consolidated                                $    6,097    $    7,342
                                                ==========    ==========
Earnings from operations:
  Consumer Products                             $      137    $      383
  Aviation Services                                    390           356
                                                ----------    ----------
       Total reportable segments                       527           739
  Corporate and others                                (475)         (419)
  Other (charges) earnings                              35           (30)
                                                ----------    ----------
    Consolidated                                $       87    $      290
                                                ==========    ==========

Earnings (loss) before
 intercompany charges and income taxes:
  Consumer Products                             $       (5)   $      340
  Aviation Services                                    382           357
                                                ----------    ----------
  Total reportable segments                            377           697
  Corporate and others                                (546)         (536)
  Other (charges) earnings                              35           (30)
                                                ----------    ----------
             Consolidated                       $     (134)   $      131
                                                ==========    ==========

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

       Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                                    Quarter Ended March 31, 2007 and 2006
                                    -------------------------------------


                                                                                 Cash          Accumulated
                                 Foreign         Unrecog-                        Flow            Other
                                 Currency         nized           Prior         Hedging         Compre-
                                Translation      Pension         Service        Adjust-         hensive
                                Adjustments        Loss            Cost          ments            Loss
                               ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2006   $        (13)   $      1,263    $         39   $         --    $      1,289
Current period change                    (4)            (52)             --             --             (56)
Income tax expense                        2              21              --             --              23
                               ------------    ------------    ------------   ------------    ------------
Balance at March 31, 2007      $        (15)   $      1,232    $         39   $         --    $      1,256
                               ============    ============    ============   ============    ============

Balance at December 31, 2005   $        (61)   $      1,619             $--   $        (13)   $      1,545
Current period change                    30             (64)             --            (10)            (44)
Income tax expense                      (12)             26              --              4              18
                               ------------    ------------    ------------   ------------    ------------
Balance at March 31, 2006      $        (43)   $      1,581             $--   $        (19)   $      1,519
                               ============    ============    ============   ============    ============

Note 8:  STATEMENTS OF CASH FLOWS
         ------------------------

       Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

       Supplemental disclosures of cash flow information are as follows (in thousands):

                                        Quarter Ended
                                          March 31,
                                    -------------------
                                      2007       2006
                                    --------   --------
Cash Payments for:
     Interest                       $    154   $     92
     Income Taxes                         --         --

 Financing & Investing Activities
  Not Affecting Cash: None


Note 9:  RETIREMENT PLANS
         ----------------

       The Company's Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):


                                   Quarter Ended
                                     March 31,
                                 ----------------
                                  2007      2006
                                 ------    ------

Service cost                     $    6    $    8
Interest cost                        64        66
Expected return on plan assets      (68)      (48)
Recognized actuarial losses          53        64
Recognized prior service cost         1         2
                                 ------    ------
Net pension expense              $   56    $   92
                                 ======    ======

     Contributions to the pension plan during 2007 are expected to be as follows (in thousands):

    Paid in the three months ended March 31, 2007                     $127
    Expected to be paid in the balance of 2007                         111
                                                                      ----

    Total expected to be paid in the year ending December 31, 2007    $238
                                                                      ====

Note 10:  FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
          ----------------------------------------------

       Mr. Carl W. Dinger III has granted an option to the Company to purchase the 561,983 shares now held by Mr. Dinger at an exercise price of $5.62 per share. The cost of the option is $4,000 per month for the period of the option or until exercised. At March 31, 2007, the fair value of the option was approximately zero using the Black-Scholes option pricing model. Key assumptions included: a risk-free interest rate of 4.86%, a dividend yield of 0.00%, volatility of 62.84%, and the option life of three months. The fair value of zero compares to $12,000, the present value of the three remaining payments under the contract, discounted at the Company's incremental borrowing rate of 8.75%. (Refer to Note 3 of Notes to Consolidated Financial Statements above.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

       First Quarter 2007 compared to First Quarter 2006.

       The Company's Net Sales declined to $6,097,000 in the first quarter of 2007 as compared to $7,342,000 in the first quarter of 2006. In the first quarter of 2007, the Company's Earnings from Operations were $87,000 as compared to $290,000 in the first quarter of 2006. The Company reported a Net Loss of $92,000 in the first quarter of 2007 as compared to Net Earnings of $78,000 in the first quarter of 2006.

Ronson Consumer Products
------------------------
(in thousands)
                                                   Quarter Ended
                                                     March 31,
                                                ------------------
                                                  2007       2006
                                                -------    -------

          Net sales                             $ 3,558    $ 4,176
          Earnings from operations                  137        383
          Earnings (loss) before income taxes
                 and intercompany charges            (5)       340

       Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 15% in the first quarter of 2007 as compared to the first quarter of 2006, primarily due to reduced sales of the Company's flame accessory products. This decrease of 15% consisted of a decrease of about 17% due to lower volume of products sold, partially offset by an increase of about 2% due to increased average net selling prices.

       Cost of Sales as a percentage of Net Sales, at Ronson Consumer Products increased to 62% in the first quarter of 2007 from 59% in the first quarter of 2006 due primarily to lower volume of products sold. The amount of the Cost of Sales decreased by about 10% due almost entirely to lower sales volume.

       Selling, Shipping and Advertising Expense at Ronson Consumer Products, as a percentage of Net Sales, increased to 26% in the first quarter of 2007 from 22% in the first quarter of 2006 primarily due to the lower sales in the first quarter of 2007. General and Administrative Expenses, as a percentage of Net Sales, were lower at 6% in the first quarter of 2007 as compared to 8% in the first quarter of 2006, primarily due to reduced personnel costs and to reduced bad debt expenses because of the collection of previously reserved delinquent accounts in the first quarter of 2007.

       Interest Expenses at Ronson Consumer Products increased to $109,000 in the first quarter of 2007 from $56,000 in the first quarter of 2006 due to the higher levels of debt as a result of the CIT and North Fork financing.

Ronson Aviation
---------------
(in thousands)                              Quarter Ended
                                               March 31,
                                            ---------------
                                             2007     2006
                                            ------   ------

Net sales                                   $2,539   $3,166
Earnings from operations                       390      356
Earnings before income taxes
    and intercompany charges                   382      357


       Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 20% in the first quarter of 2007 from the first quarter of 2006 primarily due to the sale of an aircraft in the first quarter of 2006 (none in the first quarter of 2007).

       Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 73% in the first quarter of 2007 from 80% in the first quarter of 2006. The decrease in the Cost of Sales percentage in 2007 was primarily due to the aircraft sales in 2006.

       Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 10% in the first quarter of 2007 compared to 8% in the first quarter of 2006, primarily due to the decreased sales in 2007.

Other Items
-----------

       The Other Earnings in the first quarter of 2007 of $35,000 were the insurance proceeds, in excess of the legal fees incurred in the quarter, related to stockholder litigation. The Other (Charges) in the first quarter of 2006 of $30,000 were the legal fees incurred related to litigation by one stockholder. (Refer to Item 1 of Part II of this Form 10-Q).

       The General and Administrative Expenses of Corporate and Others increased to $475,000 in the first quarter of 2007 from $419,000 in the first quarter of 2006 primarily due to increased professional fees, increased personnel costs, and increased stockholder related expenses.

       Other-net increased in the first quarter of 2007 from the first quarter of 2006 primarily due to the increased amortization of deferred loan costs related to the CIT and North Fork financing.

FINANCIAL CONDITION

       The Company's Stockholders' Equity decreased to $3,563,000 at March 31, 2007 from $3,626,000 at December 31, 2006. The decrease of $63,000 in Stockholders' Equity was primarily due to the Net Loss in the first quarter of 2007. The Company had a deficiency in working capital of $1,433,000 at March 31, 2007, as compared to $878,000 at December 31, 2006. The decline in working capital was primarily due to the Capital Expenditures of $356,000, mostly at Ronson Aviation, in the first quarter of 2007, and to the Net Loss in the first quarter of 2007.

       At March 31, 2007, CIT provided the Company with a waiver of a covenant violation because the Company did not meet a fixed charge coverage ratio for the nine months ended March 31, 2007.

       Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at March 31, 2007, the Company's subsidiaries had unused borrowings available at March 31, 2007 of about $477,000 under the CIT line of credit.

       The Company's Capital Expenditures increased to $356,000 in the first quarter of 2007 primarily at Ronson Aviation for the construction of its new 19,200 sq. ft. hangar. As of March 31, 2007, Ronson Aviation had expended approximately $2,650,000 on the improvements. Ronson Aviation expects that, as of March 31, 2007, the additional cost to complete the hangar is approximately $500,000.

       On February 1, 2007, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend was issued on April 16, 2007, to stockholders of record March 30, 2007. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

       The Company has continued to meet its obligations as they have matured and management believes that the Company will continue to meet its obligations and will complete the construction of the Ronson Aviation hangar through internally generated funds from future net earnings and depreciation, established external financial arrangements, potential additional sources of financing and existing cash balances.


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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

       There has been no significant change in the Company's exposure to market risk during the first three months of 2007. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, incorporated herein by reference.

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

       Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson,
       -------------------------------------------------------------------------
Erwin M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, Saul H.
--------------------------------------------------------------------------
Weisman, Carl W. Dinger III and Ronson Corporation (ESX-C-101-03).
------------------------------------------------------------------

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

       Steel Partners II, L.P. v. Louis V. Aronson II, Robert A. Aronson,
       ------------------------------------------------------------------
Barbara L. Collins, Carl W. Dinger III, Paul H. Einhorn, Erwin M. Ganz, Daryl K.
--------------------------------------------------------------------------------
Holcomb, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder and Saul H. Weisman
-------------------------------------------------------------------------------
(DMC-MF).
---------

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

       Juraj Kosco and Maria Kosco vs. Ronson Consumer Products Corporation,
       ---------------------------------------------------------------------
Ronson Corporation, Industrial Waste Management, Inc., Cuno Incorporated, XYZ
-----------------------------------------------------------------------------
Corporations #1-10 (fictitious parties), John and/or Jane Does #1-10 (fictitious
--------------------------------------------------------------------------------
individuals).
-------------

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

ITEM 1A - RISK FACTORS
          ------------

       There were no material changes in the three months ended March 31, 2007, in the risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2006.


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


                                           RONSON CORPORATION



Date:  May 15, 2007                        /s/ Louis V. Aronson II
                                           -------------------------------------
                                           Louis V. Aronson II, President
                                           & Chief Executive Officer

                                           (Signing as Duly Authorized
                                           Officer of the Registrant)



Date:  May 15, 2007                        /s/ Daryl K. Holcomb
                                           -------------------------------------
                                           Daryl K. Holcomb, Vice President,
                                           Chief Financial Officer and
                                           Controller

                                           (Signing as Chief Financial
                                           Officer of the Registrant)