Form 10-Q
period 2007-06-30
RONSON CORP
filed 2007-08-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                                 -------------

                          Commission File Number 1-1031
                                                 ------

                              RONSON CORPORATION
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                                   22-0743290
     -----------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)


       Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 469-8300
       -------------------------------------------------------------------
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

As of June 30, 2007, there were 4,518,000 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS:
                  JUNE 30, 2007 AND DECEMBER 31, 2006                        3

             CONSOLIDATED STATEMENTS OF OPERATIONS:
                  QUARTER ENDED JUNE 30, 2007 AND 2006                       4
                  SIX MONTHS ENDED JUNE 30, 2007 AND 2006                    5

             CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  SIX MONTHS ENDED JUNE 30, 2007 AND 2006                    6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                13

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                            17

    ITEM 4 - CONTROLS AND PROCEDURES                                        17


PART II - OTHER INFORMATION:

    ITEM 1 - LEGAL PROCEEDINGS                                              17

    ITEM 1A - RISK FACTORS                                                  20

    ITEM 6 - EXHIBITS                                                       20

SIGNATURES                                                                  20

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                             June 30,      December 31,
                                                               2007            2006
                                                           ------------    ------------
                                                            (unaudited)
             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                 $        189    $        294
 Accounts receivable, net                                         1,667           1,876
 Inventories:
  Finished goods                                                  1,959           1,820
  Work in process                                                    74              15
  Raw materials                                                     596             960
                                                           ------------    ------------
                                                                  2,629           2,795
 Other current assets                                             1,392           1,231
                                                           ------------    ------------
     TOTAL CURRENT ASSETS                                         5,877           6,196
                                                           ------------    ------------

Property, plant and equipment, at cost:
 Land                                                                 6               6
 Buildings and improvements                                       5,513           5,479
 Machinery and equipment                                          6,791           6,718
 Construction in progress                                         2,869           2,454
                                                           ------------    ------------
                                                                 15,179          14,657
Less accumulated depreciation and amortization                    9,184           8,885
                                                           ------------    ------------
                                                                  5,995           5,772

Other assets                                                      2,961           2,752
                                                           ------------    ------------
                                                           $     14,833    $     14,720
                                                           ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt                                           $      2,346    $      2,143
 Current portion of long-term debt and leases                       669             561
 Accounts payable                                                 2,700           2,360
 Accrued expenses                                                 1,998           2,010
                                                           ------------    ------------
     TOTAL CURRENT LIABILITIES                                    7,713           7,074
                                                           ------------    ------------

Long-term debt and leases                                         3,515           3,769
Other long-term liabilities                                         246             251

STOCKHOLDERS' EQUITY:
 Common stock                                                     4,900           4,900
 Additional paid-in capital                                      29,868          29,878
 Accumulated deficit                                            (28,603)        (28,266)
 Accumulated other comprehensive loss                            (1,209)         (1,289)
                                                           ------------    ------------
                                                                  4,956           5,223
 Less cost of treasury shares                                     1,597           1,597
                                                           ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                                   3,359           3,626
                                                           ------------    ------------
                                                           $     14,833    $     14,720
                                                           ============    ============

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------
                (in thousands of dollars, except per share data)
                                   (Unaudited)


                                                                 Quarter Ended
                                                                    June 30,
                                                              ------------------
                                                                2007       2006
                                                              -------    -------

NET SALES                                                     $ 6,543    $ 7,841
                                                              -------    -------

Cost and expenses:
 Cost of sales                                                  4,587      5,341
 Selling, shipping and advertising                                873        985
 General and administrative                                     1,033      1,036
 Depreciation and amortization                                    142        151
 Other (earnings) charges                                          (8)        40
                                                              -------    -------
                                                                6,627      7,553
                                                              -------    -------

EARNINGS (LOSS) FROM OPERATIONS                                   (84)       288
                                                              -------    -------

Other expense:
 Interest expense                                                 123        103
 Other-net                                                         79        152
                                                              -------    -------
                                                                  202        255
                                                              -------    -------

EARNINGS (LOSS) BEFORE INCOME TAXES                              (286)        33

Income tax provision (benefit)                                    (41)         8
                                                              -------    -------

NET EARNINGS (LOSS)                                           $  (245)   $    25
                                                              =======    =======


EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                        $ (0.05)   $  0.01
                                                              =======    =======

 Diluted                                                      $ (0.05)   $  0.01
                                                              =======    =======



See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------
                (in thousands of dollars, except per share data)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2007        2006
                                                            --------    --------

NET SALES                                                   $ 12,640    $ 15,183
                                                            --------    --------

Cost and expenses:
 Cost of sales                                                 8,635      10,329
 Selling, shipping and advertising                             1,798       1,903
 General and administrative                                    1,959       1,999
 Depreciation and amortization                                   288         304
 Other (earnings) charges                                        (43)         70
                                                            --------    --------
                                                              12,637      14,605
                                                            --------    --------

EARNINGS FROM OPERATIONS                                           3         578
                                                            --------    --------

Other expense:
 Interest expense                                                254         204
 Other-net                                                       169         210
                                                            --------    --------
                                                                 423         414
                                                            --------    --------

EARNINGS (LOSS) BEFORE INCOME TAXES                             (420)        164

Income tax provision (benefit)                                   (83)         61
                                                            --------    --------

NET EARNINGS (LOSS)                                         $   (337)   $    103
                                                            ========    ========


EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                      $  (0.07)   $   0.02
                                                            ========    ========

 Diluted                                                    $  (0.07)   $   0.02
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


                                                               Six Months Ended
                                                                   June 30,
                                                             -------------------
                                                               2007       2006
                                                              -----      -----
Cash Flows from Operating Activities:
Net earnings (loss)                                          $  (337)   $   103
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                                   367        304
 Stock option expense                                             12         --
 Deferred income tax benefits                                   (142)       (39)
 Exchange gain                                                    --        (36)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                         542      1,036
  Other non-current assets and other long-term
   liabilities                                                   (75)       136
 Net change in pension-related accounts                          (35)      (317)
                                                             -------    -------
      Net cash provided by operating activities                  332      1,187
                                                             -------    -------

Cash Flows from Investing Activities:
 Capital expenditures                                           (483)      (701)
 Proceeds from disposal of property, plant & equipment            --         11
                                                             -------    -------
      Net cash used in investing activities                     (483)      (690)
                                                             -------    -------


Cash Flows from Financing Activities:
 Proceeds from short-term debt                                   600        368
 Payments of short-term debt                                    (397)      (300)
 Proceeds from long-term debt                                    131         --
 Payments of long-term debt                                     (154)      (226)
 Payments of long-term lease obligations                        (137)      (124)
 Stock options exercised                                          --         28
 Cost of stock option agreement                                  (24)       (24)
                                                             -------    -------
      Net cash provided by (used in) financing activities         19       (278)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents            (132)       219

Effect of exchange rates on cash                                  27         31

Cash and cash equivalents at beginning of period                 294        414
                                                             -------    -------

Cash and cash equivalents at end of period                   $   189    $   664
                                                             =======    =======




See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 FOR THE QUARTER ENDED JUNE 30, 2007 (UNAUDITED)
                 -----------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

      Basis of Financial Statement Presentation - The information as of and for the three and six month periods ended June 30, 2007 and 2006, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

      This quarterly report should be read in conjunction with Ronson Corporation's ("the Company's") Annual Report on Form 10-K.

      New Authoritative Accounting Pronouncements - The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Note 2:  PER COMMON SHARE DATA
         ---------------------

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):


                                          Quarter Ended June 30,
                       --------------------------------------------------------------
                                   2007                             2006
                       ---------------------------    -------------------------------

                                             Per                                Per
                                            Share                              Share
                         Loss     Shares    Amount    Earnings    Shares (2)   Amount
                       -------    ------   -------    --------    ----------  -------
   BASIC                $(245)     4,815    $(.05)      $25          4,781      $.01
                        =====      =====    =====       ===          =====      ====
Effect of dilutive
   securities,
   stock options (1)                  --                                53
                                   -----                             -----

   DILUTED              $(245)     4,815    $(.05)      $25          4,834      $.01
                        =====      =====    =====       ===          =====      ====


                                          Six Months Ended June 30,
                       --------------------------------------------------------------
                                  2007                              2006
                       ---------------------------    -------------------------------

                                             Per                                Per
                                            Share                              Share
                        Loss      Shares    Amount    Earnings    Shares (2)   Amount
                       -------    ------    ------    --------    ----------   ------
   BASIC                $(337)     4,815    $(.07)      $103        4,772       $.02
                        =====      =====    =====       ====        =====       ====
Effect of dilutive
   securities,
   stock options (1)                  --                               53
                                   -----                            -----
   DILUTED              $(337)     4,815    $(.07)      $103        4,825       $.02
                        =====      =====    =====       ====        =====       ====

      (1) Stock options were anti-dilutive for the quarter and six months ended June 30, 2007, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for those periods. The numbers of potentially anti-dilutive securities were 15,000 and 16,000 in the second quarter and first half of 2007, respectively.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2007.

Note 3:  SHORT-TERM DEBT
         ---------------

      On July 31, 2006, the Company, Ronson Consumer Products Corporation ("RCPC"), Ronson Corporation of Canada Ltd.("Ronson-Canada"), and Ronson Aviation, Inc. ("Ronson Aviation") entered into a financing agreement (the "Financing Agreement") with CIT Group/Commercial Services, Inc. ("CIT"). The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The revolving line of credit carries an interest rate of prime plus one half (8.75% in the U.S. and 6.50% in Canada at June 30, 2007) and the two term loans carry interest at the rate of prime plus 3% (currently 11.25%). The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries.

      At June 30, 2007, CIT provided the Company with a waiver of a covenant violation due to failure by the Company to meet a fixed charge coverage ratio for the twelve months ended June 30, 2007.

Note 4:  LONG-TERM DEBT
         --------------

      On September 27, 2006, RCPC entered into a mortgage loan agreement with North Fork Bank ("North Fork") for $2,200,000. The mortgage loan had a balance of $2,177,000 at June 30, 2007 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. The loan bears interest at the rate of 6.81% and is payable in monthly installments of $15,422, including interest, with a final installment of approximately $1,697,000, plus interest, on November 1, 2016.

      The Equipment and Trademark term loan balances with CIT, referred to in
Note 3 above, were $163,000 and $621,000, respectively, at June 30, 2007.

      Effective May 31, 2007, Ronson Aviation entered into a subordinated loan agreement dated May 30, 2007, with EPIC Aviation, LLC ("EPIC"), Ronson Aviation's aircraft fuel supplier, for up to $500,000 in order to complete the construction of a new 19,000 square ft. aircraft storage hangar. The loan is secured by the aircraft hangar and guaranteed by the Company. The loan bears interest at the rate of 6.0% per annum, and is payable through application of a $.0725 per gallon surcharge on all fuel purchased by Ronson Aviation from EPIC with a final payment due no later than June 5, 2013, and is subordinated to the Company's facilities with CIT. At June 30, 2007, the balance due under this loan agreement was $124,000.

      In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with the final payment due at the end of the initial nine-year term. At June 30, 2007, the total balance payable on this lease agreement was $204,000.

Note 5:  CONTINGENCIES
         -------------

      In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. ("Prometcor"). Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The full extent of the costs and the time required for the completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at June 30, 2007 and December 31, 2006 was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit.

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

Financial information by industry segment is summarized below (in thousands):

                                       Quarter Ended         Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------

                                     2007        2006        2007        2006
                                   --------    --------    --------    --------
Net sales:
  Consumer Products                $  3,093    $  5,073    $  6,651    $  9,249
  Aviation Services                   3,450       2,768       5,989       5,934
                                   --------    --------    --------    --------
    Consolidated                   $  6,543    $  7,841    $ 12,640    $ 15,183
                                   ========    ========    ========    ========
Earnings (loss) from operations:
  Consumer Products                $    (25)   $    349    $    112    $    732
  Aviation Services                     448         418         838         774
                                   --------    --------    --------    --------
  Total reportable segments             423         767         950       1,506
  Corporate and others                 (515)       (439)       (990)       (858)
  Other (charges) earnings                8         (40)         43         (70)
                                   --------    --------    --------    --------
    Consolidated                   $    (84)   $    288    $      3    $    578
                                   ========    ========    ========    ========
Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products                $   (151)   $    228    $   (156)   $    568
  Aviation Services                     439         395         821         752
                                   --------    --------    --------    --------
  Total reportable segments             288         623         665       1,320
  Corporate and others                 (582)       (550)     (1,128)     (1,086)
  Other (charges) earnings                8         (40)         43         (70)
                                   --------    --------    --------    --------
    Consolidated                   $   (286)   $     33    $   (420)   $    164
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

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                      Quarter Ended June 30, 2007 and 2006
                      ------------------------------------

                                                                                    Accumulated
                               Foreign        Unrecog-              Cash            Other
                               Currency       nized      Prior      Flow            Compre-
                               Translation    Pension    Service    Hedging         hensive
                               Adjustments    Loss       Cost       Adjustments     Loss
                               -----------    --------   -------    -----------     -----------

Balance at March 31, 2007         $(15)        $1,232      $39         $  --           $1,256
Current period change              (23)           (52)      (4)           --              (79)
Income tax expense                   9             21        2            --               32
                                  ----         ------      ---         -----           ------
Balance at June 30, 2007          $(29)        $1,201      $37         $  --           $1,209
                                  ====         ======      ===         =====           ======

Balance at March 31, 2006         $(43)        $1,581      $--         $ (19)          $1,519
Current period change              (21)           (64)      --            (5)             (90)
Income tax expense                   8             25       --             2               35
                                  ----         ------      ---         -----           ------
Balance at June 30, 2006          $(56)        $1,542      $--         $ (22)          $1,464
                                  ====         ======      ===         =====           ======


                     Six Months Ended June 30, 2007 and 2006
                     ---------------------------------------

                                                                                   Accumulated
                               Foreign        Unrecog-               Cash          Other
                               Currency       nized       Prior      Flow          Compre-
                               Translation    Pension     Service    Hedging       hensive
                               Adjustments    Loss        Cost       Adjustments   Loss
                               -----------    --------    -------    -----------   -----------
Balance at December 31, 2006      $(13)        $1,263       $39         $ --         $1,289
Current period change              (27)          (104)       (4)          --           (135)
Income tax expense                  11             42         2           --             55
                                  ----        -------       ---         ----        -------
Balance at June 30, 2007          $(29)        $1,201       $37         $ --         $1,209
                                  ====        =======       ===         ====        =======

Balance at December 31, 2005      $(61)        $1,619       $--         $(13)        $1,545
Current period change                9           (128)       --          (15)          (134)
Income tax expense                  (4)            51        --            6             53
                                  ----        -------       ---         ----        -------
Balance at June 30, 2006          $(56)        $1,542       $--         $(22)        $1,464
                                  ====        =======       ===         ====        =======


Note 8:  STATEMENT OF CASH FLOWS
         -----------------------

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):


                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                      2007     2006
                                                      ----     ----
Cash Payments for:
    Interest                                          $303     $192
    Income Taxes                                        85       87

 Financing & Investing Activities
  Not Affecting Cash:
    Capital lease obligations incurred                  14       33
    Equipment purchases financed by seller              --       60

Note 9:  RETIREMENT PLANS
         ----------------

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                 Quarter Ended       Six Months Ended
                                                    June 30,             June 30,
                                               ----------------      -----------------
                                                2007       2006       2007       2006
                                               -----      -----      -----      -----
       Service cost                            $   6      $   6      $  12      $  12
       Interest cost                              64         66        129        132
       Expected return on plan assets            (68)       (51)      (136)      (102)
       Recognized actuarial losses                53         64        106        128
       Recognized prior service cost               1          1          2          3
                                               -----      -----      -----      -----
           Net pension expense                 $  56      $  86      $ 113      $ 173
                                               =====      =====      =====      =====

Contributions to the pension plan during 2007 are expected as follows (in thousands):

      Paid in the six months ended June 30, 2007                             $148
      Expected to be paid in the balance of 2007                               91
                                                                             ----
      Total expected to be paid in the year ending December 31, 2007         $239
                                                                             ====

Note 10:  FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
          ----------------------------------------------

      Mr. Carl W. Dinger III had granted an option to the Company to purchase the 561,983 shares now held by Mr. Dinger at an exercise price of $5.62 per share. The cost of the option was $4,000 per month for the period of the option or until exercised. On June 30, 2007, the option expired.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
---------------------

      Second Quarter 2007 compared to Second Quarter 2006 and First Half 2007 compared to First Half 2006.

      The Company's Net Sales declined to $6,543,000 in the second quarter of 2007 from $7,841,000 in the second quarter of 2006. The Net Sales decreased to $12,640,000 in the first half of 2007 from $15,183,000 in the first half of 2006. The Net Sales in the second quarter and first half of 2006 included a sale totaling $957,000 to a customer in China.

      The Company had Earnings from Operations of $3,000 in the first half of 2007 as compared to $578,000 in the first half of 2006. The Company had an operating loss of $(84,000) in the second quarter of 2007 as compared to operating earnings in the second quarter of 2006 of $288,000. The Company's Income Tax benefits in the second quarter and first half of 2007 were after an additional $67,000 charge to net earnings due to the adjustment of the valuation allowance for deferred tax assets related to a tax planning strategy. The Company had Net Losses in the second quarter and first half of 2007 of $(245,000) and $(337,000), respectively, as compared to Net Earnings of $25,000 and $103,000 in the same periods of 2006.

Ronson Consumer Products
------------------------                     Quarter Ended        Six Months Ended
(in thousands)                                  June 30,              June 30,
                                          ------------------     ------------------

                                           2007        2006       2007        2006
                                          ------      ------     ------      ------
  Net sales                               $3,093      $5,073     $6,651      $9,249
  Earnings (loss) from operations            (25)        349        112         732
  Earnings before income taxes
    and intercompany charges                (151)        228       (156)        568

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 39% in the second quarter of 2007 compared to the second quarter of 2006 and by 28% in the first half of 2007 compared to the first half of 2006. The decreases in Net Sales in the second quarter of 2007 and in the first half of 2007 were due primarily to the Company's second quarter 2006 sale to the customer in China and to decreased sales of the flame accessories products. The second quarter 2006 sale to a customer in China increased the Net Sales in the 2006 periods as compared to the 2007 periods. In addition, we now believe a significant portion of the sizable April 2006 sale to China was shipped back into the USA despite the prohibition and understanding with the Chinese customer that this would not happen. The shipment back to the USA from China has reduced the Company's sales of its flame accessories products, disrupted our USA market and will not recur.

      The decrease of 39% in the second quarter of 2007 consisted of a decrease of about 46% due to lower volume of products sold partially offset by an increase of about 7% due to higher average net selling prices. The decrease of 28% in the first half consisted of a decrease of about 33% due to lower volume of products sold partially offset by an increase of about 5% due to higher average net selling prices. The lower average net selling prices in the second quarter and first half of 2006 were due primarily to reduced selling prices on the 2006 sale to the customer in China.

      At Ronson Consumer Products, Cost of Sales, as a percentage of Net Sales, decreased to 62% in the second quarter of 2007 from 65% in the second quarter of 2006 and decreased to 62% in the first half of 2007 from 63% in the first half of 2006. The decrease in the Cost of Sales percentage in the second quarter and first half of 2007 were primarily due to a 2006 higher Cost of Sales percentage on the second quarter 2006 sale to the customer in China and to reduced manufacturing costs, partially offset by increased material costs due to higher prices of oil used in fuels for butane refills and Ronsonol as well as other purchased components. The amount of the Cost of Sales at Ronson Consumer Products decreased by 42% in the second quarter of 2007 from the second quarter 2006 and decreased in the first half of 2007 from the first half of 2006 by 29%. These decreases in the amount of Cost of Sales were composed of the following:

                                                Quarter Ended     Six Months Ended
                                                June 30, 2007      June 30, 2007
                                                -------------     ----------------
Decreased volume of products sold                    41%                  28%
Decreased manufacturing costs                         2%                   1%
Increase in unit costs of products sold              (1)%                 --
                                                     --                   --
Total decrease (%) in amount of Cost of Sales        42%                  29%
                                                     ==                   ==


      The increase in unit costs of product sold is due primarily to increased prices of oil as discussed above.

      Ronson Consumer Products Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 27% in the second quarter of 2007 from 19% in the second quarter of 2006 and increased to 26% in the first half of 2007 from 21% in the first half of 2006. These increases in the Selling, Shipping, and Advertising percentages in 2007 were primarily due to lower Net Sales in 2007. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 7% in the first half of 2007 from the first half of 2006 primarily because the increase in the percentage due to decreased Net Sales was offset by reduced personnel costs and by reduced bad debt expense because of the collection of previously reserved delinquent accounts in 2007.

      Interest Expenses at Ronson Consumer Products increased to $207,000 in the first half of 2007 from $118,000 in the first half of 2006 due to the higher levels of debt as a result of the CIT and North Fork financing.

Ronson Aviation
---------------                           Quarter Ended        Six Months Ended
(in thousands)                               June 30,              June 30,
                                       -------------------   -------------------
                                         2007       2006       2007       2006
                                       --------   --------   --------   --------
Net sales                                $3,450     $2,768     $5,989     $5,934
Earnings from operations                    448        418        838        774
Earnings before income taxes
   and intercompany charges                 439        395        821        752

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 25% in the second quarter of 2007 from the second quarter of 2006 and by 1% in the first half of 2007 from the first half of 2006. The increase in the second quarter of 2007 was primarily due to the sale of an aircraft (none in the second quarter of 2006). The increase in sales in the first half of 2007 was primarily due to increased sales of aircraft services.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 78% in the second quarter of 2007 from 73% in the second quarter of 2006. The higher Cost of Sales percentage in the second quarter of 2007 was primarily due to changes in the mix of products and services sold because of the aircraft sale in the second quarter of 2007. The Cost of Sales percentage was lower in the first half of 2007 at 75% as compared to 77% in the first half of 2006. The decrease was primarily due to a change in the mix of products and services sold.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in the first half of 2007 and in the first half of 2006.

Other Items
-----------

      The Other Earnings in the second quarter and first half of 2007 of $8,000 and $43,000, respectively, were the insurance proceeds in excess of the legal fees incurred related to stockholder litigation. The Other (Charges) in the second quarter and first half of 2006 of $40,000 and $70,000, respectively, were the legal fees incurred, net of related insurance proceeds, related to litigation by one stockholder (Refer to Item 1 of Part II of this Form 10-Q).

      The General and Administrative Expenses of Corporate and Others increased to $990,000 in the first half of 2007 from $858,000 in the first half of 2006 primarily due to increased professional fees and increased stockholder related expenses.

      Other-net decreased in the second quarter and first half of 2007 from the second quarter and first half of 2006 primarily due to reduced expenses of frozen pension plans and because the amortization in 2007 of deferred loan costs related to the CIT and North Fork financing in 2007 was lower than the fees paid to Bank of America in 2006.

Income Taxes
------------

      The Company's Income Tax Benefits in the second quarter and first half of 2007 of $41,000 and $83,000, respectively, were reduced by $67,000 due to an increase in the valuation allowance related to deferred tax assets. In the second quarter of 2007, the Company reviewed the likelihood that, using a tax planning strategy, it would be able to utilize net operating loss carryforwards of Prometcor, Inc. for purposes of State of New Jersey income taxes. The determination was made that a portion was not likely to be utilized. Therefore, in the second quarter of 2007, the Company increased the valuation reserve related to deferred income tax assets by $67,000, resulting in decreased Income Tax Benefits.

FINANCIAL CONDITION

      The Company's Stockholders' Equity decreased to $3,359,000 at June 30, 2007, from $3,626,000 at December 31, 2006. The decrease of $267,000 in
Stockholders' Equity was primarily due to the Net Loss in the first half of 2007. The Company had a deficiency in working capital of $1,836,000 at June 30, 2007, as compared to $878,000 at December 31, 2006. The decline in working capital was primarily due to the Capital Expenditures of $497,000 mostly at Ronson Aviation for the construction of the new hangar in the first half of 2007, to payments of Long-Term Debt and Long-Term Leases in the first half of 2007 and to the Net Loss in the first half of 2007.

      At June 30, 2007, CIT provided the Company with a waiver of a covenant violation because the Company did not meet a fixed charge coverage ratio for the twelve months ended June 30, 2007. The waiver included a change in the terms of the revolving loan limiting the maximum amount that may be borrowed on raw material inventory at RCPC. If the Company were to be unable to comply with the above covenant or be unable to obtain a waiver of compliance, an event of default would occur under the CIT Financing Agreement. The event of default would, in turn, be an event of default under the North Fork mortgage loan. If the Company did not comply with the above covenant and not obtain a waiver of compliance, the Company's lenders may accelerate payment of the term loans and mortgage loan, and CIT may cease making advances under the revolving loan.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at June 30, 2007, the Company's subsidiaries had unused borrowings available at June 30, 2007 of about $308,000 under the CIT line of credit.

      The Company's Capital Expenditures increased to $497,000 in the first half of 2007 primarily at Ronson Aviation for the construction of its new 19,200 sq. ft. hangar. As of June 30, 2007, Ronson Aviation had expended approximately $2,750,000 on the improvements. Ronson Aviation expects that, as of June 30, 2007, the additional cost to complete the hangar is approximately $460,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

       There has been no significant change in the Company's exposure to market risk during the first six months of 2007. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, incorporated herein by reference.

ITEM 4 - CONTROLS AND PROCEDURES
         -----------------------

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after the evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were adequate, are designed to ensure that material information related to the Company and its consolidated subsidiaries would be made known to the above officers, are effective and provide reasonable assurance that they will meet their objectives.

      (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the most recently completed quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Steel Partners II, L.P., et al v. Louis V. Aronson II, Robert A. Aronson, Erwin
-------------------------------------------------------------------------------
M. Ganz, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder, Saul H.
--------------------------------------------------------------------
Weisman, Carl W. Dinger III and Ronson Corporation (ESX-C-101-03).
-----------------------------------------------------------------

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

      With the exception of expert discovery, discovery has now been completed, with a trial date set for September, 2007. If the matter is not resolved, the Company's directors will continue to contest and vigorously defend against the claims asserted by plaintiffs. However, there have been intensified settlement discussions, and it is anticipated that the directors will shortly be considering whether to approve or disapprove a proposed resolution of the matter. Any proposed resolution will be subject to Court review on notice to shareholders.

      Steel Partners II, L.P. v. Louis V. Aronson II, Robert A. Aronson, Barbara
      --------------------------------------------------------------------------
L. Collins, Carl W. Dinger III, Paul H. Einhorn, Erwin M. Ganz, Daryl K.
------------------------------------------------------------------------
Holcomb, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder and Saul H. Weisman
-------------------------------------------------------------------------------
(DMC-MF).
--------

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

      The Company's directors and its chief financial officer contest the allegations of the Complaint filed by plaintiff and will continue to vigorously defend the action, if it goes forward, through pretrial discovery which is in its early stages. However, it is anticipated that if the first legal proceeding, described above, is resolved, this action will be dismissed by the plaintiff against all defendants.

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

ITEM 1A - RISK FACTORS
          ------------

      There were no material changes in the six months ended June 30, 2007, in the risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2006.

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


                                             RONSON CORPORATION


Dated: August 14, 2007                       /s/ Louis V. Aronson II
                                             -----------------------------------
                                             Louis V. Aronson II
                                             President & Chief Executive Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)


Dated: August 14, 2007                       /s/ Daryl K. Holcomb
                                             -----------------------------------
                                             Daryl K. Holcomb
                                             Vice President, Chief Financial
                                             Officer and Controller

                                             (Signing as Chief Financial
                                             Officer of the Registrant)