Form 10-Q
period 2007-09-30
RONSON CORP
filed 2007-11-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007
                                               ------------------

                          Commission File Number 1-1031
                                                 ------

                               RONSON CORPORATION
     =====================================================================
             (Exact name of registrant as specified in its charter)


               New Jersey                                   22-0743290
     =====================================================================
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


       Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 469-8300
     =====================================================================
              (Registrant's telephone number, including area code)

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

As of September 30, 2007, there were 4,842,417 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

       ITEM 1 - FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS:
                  SEPTEMBER 30, 2007 AND DECEMBER 31, 2006                    3

                CONSOLIDATED STATEMENTS OF OPERATIONS:
                  QUARTER ENDED SEPTEMBER 30, 2007 AND 2006                   4
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006               5

                CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006               6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                13

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                            17

       ITEM 4 - CONTROLS AND PROCEDURES                                      17

PART II - OTHER INFORMATION:

       ITEM 1 - LEGAL PROCEEDINGS                                            18

       ITEM 1A- RISK FACTORS                                                 20

       ITEM 6 - EXHIBITS                                                     20

SIGNATURES                                                                   20

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                 September 30,   December 31,
                                                     2007            2006
                                                 ------------    ------------
                                                 (unaudited)
                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $         63    $        294
 Accounts receivable, net                               1,864           1,876
 Inventories:
  Finished goods                                        1,849           1,820
  Work in process                                          79              15
  Raw materials                                           878             960
                                                 ------------    ------------
                                                        2,806           2,795
 Other current assets                                   1,258           1,231
                                                 ------------    ------------
        TOTAL CURRENT ASSETS                            5,991           6,196
                                                 ------------    ------------

Property, plant and equipment, at cost:
 Land                                                       6               6
 Buildings and improvements                             5,526           5,479
 Machinery and equipment                                6,836           6,718
 Construction in progress                               3,256           2,454
                                                 ------------    ------------
                                                       15,624          14,657
Less accumulated depreciation and amortization          9,341           8,885
                                                 ------------    ------------
                                                        6,283           5,772

Other assets                                            3,081           2,752
                                                 ------------    ------------
                                                 $     15,355    $     14,720
                                                 ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt                                 $      2,284    $      2,143
 Current portion of long-term debt and leases             660             561
 Accounts payable                                       3,351           2,360
 Accrued expenses                                       1,953           2,010
                                                 ------------    ------------
        TOTAL CURRENT LIABILITIES                       8,248           7,074
                                                 ------------    ------------

Long-term debt and leases                               3,633           3,769
Other long-term liabilities                               238             251

STOCKHOLDERS' EQUITY:
 Common stock                                           4,927           4,900
 Additional paid-in capital                            29,865          29,878
 Accumulated deficit                                  (28,801)        (28,266)
 Accumulated other comprehensive loss                  (1,158)         (1,289)
                                                 ------------    ------------
                                                        4,833           5,223
 Less cost of treasury shares                           1,597           1,597
                                                 ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                      3,236           3,626
                                                 ------------    ------------
                                                 $     15,355    $     14,720
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

                                                              Quarter Ended
                                                              September 30,
                                                         -----------------------
                                                           2007            2006
                                                         -------         -------

NET SALES                                                $ 6,606         $ 7,488
                                                         -------         -------
Cost and expenses:
 Cost of sales                                             4,696           5,302
 Selling, shipping and advertising                           922             869
 General and administrative                                  897             910
 Depreciation and amortization                               139             156
 Other charges                                                61              10
                                                         -------         -------
                                                           6,715           7,247
                                                         -------         -------

EARNINGS (LOSS) FROM OPERATIONS                             (109)            241
                                                         -------         -------

Other expense:
 Interest expense                                            119             123
 Other-net                                                    89              22
                                                         -------         -------
                                                             208             145
                                                         -------         -------

EARNINGS (LOSS) BEFORE INCOME TAXES                         (317)             96

Income tax provision (benefit)                              (119)             45
                                                         -------         -------

NET EARNINGS (LOSS)                                      $  (198)        $    51
                                                         =======         =======


EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                   $ (0.04)        $  0.01
                                                         =======         =======

 Diluted                                                 $ (0.04)        $  0.01
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

                                                           Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                          2007            2006
                                                        --------        --------

NET SALES                                               $ 19,246        $ 22,671
                                                        --------        --------

Cost and expenses:
 Cost of sales                                            13,331          15,631
 Selling, shipping and advertising                         2,720           2,772
 General and administrative                                2,856           2,909
 Depreciation and amortization                               427             460
 Other charges                                                18              80
                                                        --------        --------
                                                          19,352          21,852
                                                        --------        --------

EARNINGS (LOSS) FROM OPERATIONS                             (106)            819
                                                        --------        --------

Other expense:
 Interest expense                                            373             327
 Other-net                                                   258             232
                                                        --------        --------
                                                             631             559
                                                        --------        --------

EARNINGS (LOSS) BEFORE INCOME TAXES                         (737)            260

Income tax provision (benefit)                              (202)            106
                                                        --------        --------

NET EARNINGS (LOSS)                                     $   (535)       $    154
                                                        ========        ========


EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                  $  (0.11)       $   0.03
                                                        ========        ========

 Diluted                                                $  (0.11)       $   0.03
                                                        ========        ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (in thousands of dollars)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                               2007       2006
                                                             -------    -------
Cash Flows from Operating Activities:
Net earnings (loss)                                          $  (535)   $   154
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                                   547        472
 Stock option expense                                             12         --
 Deferred income tax benefits                                   (265)       (32)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                         907        105
  Other non-current assets and other long-term
   liabilities                                                  (111)      (137)
 Net change in pension-related accounts                          (21)      (430)
 Exchange (gain) loss                                             --        (78)
                                                             -------    -------
        Net cash provided by operating activities                534         54
                                                             -------    -------

Cash Flows from Investing Activities:
 Capital expenditures                                           (904)    (1,229)
 Proceeds from disposal of property, plant & equipment            --         11
                                                             -------    -------
      Net cash used in investing activities                     (904)    (1,218)
                                                             -------    -------


Cash Flows from Financing Activities:
 Proceeds from short-term debt                                   637      1,125
 Payments of short-term debt                                    (496)    (1,868)
 Proceeds from long-term debt                                    394      3,145
 Payments of long-term debt                                     (239)    (1,449)
 Payments of long-term lease obligations                        (206)      (190)
 Stock options exercised                                          24         36
 Cost of stock option agreement                                  (24)       (36)
                                                             -------    -------
        Net cash provided by financing activities                 90        763
                                                             -------    -------

Net decrease in cash and cash equivalents                       (280)      (401)

Effect of exchange rate changes on cash                           49         41

Cash and cash equivalents at beginning of period                 294        414
                                                             -------    -------

Cash and cash equivalents at end of period                   $    63    $    54
                                                             =======    =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
              FOR THE QUARTER ENDED SEPTEMBER 30, 2007 (UNAUDITED)
              ----------------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

       Basis of Financial Statement Presentation - The information as of and for the three and nine month periods ended September 30, 2007 and 2006, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2:  PER COMMON SHARE DATA
         ---------------------

       The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                             Quarter Ended September 30,
                         -----------------------------------------------------------------
                                       2007                              2006
                         -------------------------------    ------------------------------
                                                  Per                               Per
                                                 Share                             Share
                           Loss       Shares     Amount     Earnings   Shares(2)   Amount
                         --------    --------   --------    --------   ---------  --------
     BASIC               $   (198)      4,831   $   (.04)   $     51      4,802   $    .01
                         ========    ========   ========    ========   ========   ========
Effect of dilutive
     securities,
     stock options (1)                     --                                26
                                     --------                          --------

     DILUTED             $   (198)      4,831   $   (.04)   $     51      4,828   $    .01
                         ========    ========   ========    ========   ========   ========

                                           Nine Months Ended September 30,
                         -----------------------------------------------------------------
                                       2007                              2006
                         -------------------------------    ------------------------------
                                                  Per                               Per
                                                 Share                             Share
                           Loss       Shares     Amount     Earnings   Shares(2)   Amount
                         --------    --------   --------    --------   ---------  --------
     BASIC               $   (535)      4,821   $   (.11)   $    154      4,782   $    .03
                         ========    ========   ========    ========   ========   ========
Effect of dilutive
     securities,
     stock options (1)                     --                                43
                                     --------                          --------
     DILUTED             $   (535)      4,821   $   (.11)   $    154      4,825   $    .03
                         ========    ========   ========    ========   ========   ========

(1) Stock options were anti-dilutive for the quarter and nine months ended September 30, 2007, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for those periods. The numbers of potentially anti-dilutive securities were 8,000 and 14,000 in the third quarter and nine months of 2007, respectively.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2007.

Note 3:  SHORT-TERM DEBT
         ---------------

       On July 31, 2006, the Company, Ronson Consumer Products Corporation ("RCPC"), Ronson Corporation of Canada Ltd.("Ronson-Canada"), and Ronson Aviation, Inc. ("Ronson Aviation"), entered into a financing agreement (the "Financing Agreement") with CIT Group/Commercial Services, Inc. ("CIT"). The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The revolving line of credit carries an interest rate of prime plus one half (8.25% in the U.S. and 6.75% in Canada at September 30, 2007) and the two term loans carry interest at the rate of prime plus 3% (currently 10.75%). The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries.

       At September 30, 2007, CIT provided the Company with a waiver of a covenant violation due to failure by the Company to meet a fixed charge coverage ratio for the twelve months ended September 30, 2007.

Note 4:  LONG-TERM DEBT
         --------------

       On September 27, 2006, RCPC entered into a mortgage loan agreement with the North Fork Bank ("North Fork") for $2,200,000. The mortgage loan had a balance of $2,169,000 at September 30, 2007 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. The loan bears interest at the rate of 6.81% and is payable in monthly installments of $15,422, including interest, with a final installment of approximately $1,697,000, plus interest, on November 1, 2016.

       The Equipment and Trademark term loan balances with CIT, referred to in
Note 3 above, were $153,000 and $583,000, respectively, at September 30, 2007.

       Effective May 31, 2007, Ronson Aviation entered into a subordinated loan agreement dated May 30, 2007, with EPIC Aviation, LLC ("EPIC"), Ronson Aviation's aircraft fuel supplier, for up to $500,000 in order to complete the construction of a new 19,000 square ft. aircraft storage hangar. The loan is secured by the aircraft hangar and guaranteed by the Company. The loan bears interest at the rate of 6.0% per annum, and is payable through application of a $.0725 per gallon surcharge on all fuel purchased by Ronson Aviation from EPIC with a final payment due no later than June 5, 2013, and is subordinated to the Company's facilities with CIT. At September 30, 2007, the balance due under this loan agreement was $372,000; and $113,000 had not yet been requested by Ronson Aviation to be advanced.

       In March 2004 a lease agreement became effective for a warehouse facility utilized by RCPC for finished goods storage and product shipments. In connection with the lease, the landlord provided improvements totaling $440,000. The landlord provided RCPC with a long-term loan for the improvements, bearing interest at 8.25%, payable at $4,800 per month, including interest, with the final payment due at the end of the initial nine-year term. At September 30, 2007, the total balance payable on this lease agreement was $198,000.

Note 5:  CONTINGENCIES
         -------------

        In December 1989 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, Ronson Metals Corporation, subsequently renamed

Prometcor, Inc. ("Prometcor"). Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations. The full extent of the costs and the time required for the completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection ("NJDEP"). The liability for these estimated costs and expenses as recorded in the financial statements at September 30, 2007, and December 31, 2006, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs is discounted at approximately $600,000 above the lower limit. The long-term portion of the environmental liability related to Prometcor was discounted at the rate of 6% per annum. The aggregate undiscounted amount was approximately $273,000 as compared to the discounted amount of $181,000. The current portion, which would be expected to be expended in the year a plan is approved by the NJDEP, is $318,000. The undiscounted amount of the long-term portion is expected to be expended at the rate of about $24,000 in the first year following the approval by the NJDEP of a plan; about $11,000/year for an additional eighteen years; and about $10,000/year for an additional ten years.

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

       The Company is involved in a shareholder derivative lawsuit filed in 2003 and a second lawsuit against the Company's directors and chief financial officer filed in April 2005, both filed by the same shareholder. In October 2007, the two lawsuits were settled without liability of the Company or other defendants, subject to approval by the New Jersey Superior Court. The Company believes that its directors' and officers' liability insurance coverage is adequate to meet the future direct costs of the litigation; however, the Company is not able to estimate, at this time, the extent to which it will incur additional legal or other expenses, which may be substantial, in connection with these proceedings should the settlement not be approved by the court.

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

Financial information by industry segment is summarized below (in thousands):

                                       Quarter Ended         Nine Months Ended
                                       September 30,           September 30,
                                   --------------------    --------------------
                                     2007        2006        2007        2006
                                   --------    --------    --------    --------
Net sales:
  Consumer Products                $  3,413    $  3,645    $ 10,064    $ 12,894
  Aviation Services                   3,193       3,843       9,182       9,777
                                   --------    --------    --------    --------
    Consolidated                   $  6,606    $  7,488    $ 19,246    $ 22,671
                                   ========    ========    ========    ========
Earnings (loss) from operations:
  Consumer Products                $    (17)   $    203    $     95    $    935
  Aviation Services                     359         419       1,197       1,193
                                   --------    --------    --------    --------
  Total reportable segments             342         622       1,292       2,128
  Corporate and others                 (390)       (371)     (1,380)     (1,229)
  Other charges                         (61)        (10)        (18)        (80)
                                   --------    --------    --------    --------
    Consolidated                   $   (109)   $    241    $   (106)   $    819
                                   ========    ========    ========    ========
Earnings (loss) before
  intercompany charges and
  income taxes:
  Consumer Products                $   (147)   $    191    $   (303)   $    759
  Aviation Services                     348         411       1,169       1,163
                                   --------    --------    --------    --------
  Total reportable segments             201         602         866       1,922
  Corporate and others                 (457)       (496)     (1,585)     (1,582)
  Other charges                         (61)        (10)        (18)        (80)
                                   --------    --------    --------    --------
  Consolidated                     $   (317)   $     96    $   (737)   $    260
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

       Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):


                                     Quarter Ended September 30, 2007 and 2006
                                     -----------------------------------------

                                                                                 Cash Flow      Accumulated
                              Foreign Currency  Unrecognized        Prior         Hedging          Other
                                Translation        Pension        Service         Adjust-      Comprehensive
                                 Adjustments        Loss            Cost           ments           Loss
                                ------------    ------------    ------------    ------------   ------------
Balance at June 30, 2007        $        (29)   $      1,201    $         37    $         --   $      1,209
Current period change                    (22)            (54)             (9)             --            (85)
Income tax expense                         9              22               3              --             34
                                ------------    ------------    ------------    ------------   ------------
Balance at September 30, 2007   $        (42)   $      1,169    $         31    $         --   $      1,158
                                ============    ============    ============    ============   ============
Balance at June 30, 2006        $        (56)   $      1,542    $         --    $        (22)  $      1,464
Current period change                     53             (64)             --              37             26
Income tax expense                       (21)             26              --             (15)           (10)
                                ------------    ------------    ------------    ------------   ------------
Balance at September 30, 2006   $        (24)   $      1,504    $         --    $         --   $      1,480
                                ============    ============    ============    ============   ============

                                   Nine Months Ended September 30, 2007 and 2006
                                   ---------------------------------------------

                                                                                 Cash Flow      Accumulated
                              Foreign Currency  Unrecognized        Prior         Hedging          Other
                                Translation        Pension        Service         Adjust-      Comprehensive
                                 Adjustments        Loss            Cost           ments           Loss
                                ------------    ------------    ------------    ------------   ------------
Balance at December 31, 2006    $        (13)   $      1,263    $         39    $         --    $      1,289
Current period change                    (49)           (158)            (13)             --            (220)
Income tax expense                        20              64               5              --              89
                                ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2007   $        (42)   $      1,169    $         31    $         --    $      1,158
                                ============    ============    ============    ============    ============
Balance at December 31, 2005    $        (61)   $      1,619    $         --    $        (13)   $      1,545
Current period change                     62            (192)             --              22            (108)
Income tax expense                       (25)             77              --              (9)             43
                                ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2006   $        (24)   $      1,504    $         --    $         --    $      1,480
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


    Supplemental disclosures of cash flow information are as follows (in thousands):

                                                              Nine Months Ended
                                                                September 30,
                                                               ---------------
                                                                2007     2006
                                                               ------   ------
Cash Payments for:
     Interest                                                  $  451   $  313
     Income Taxes                                                  86      130

 Financing & Investing Activities
  Not Affecting Cash:
     Capital lease obligations incurred                            14       50
     Equipment purchases financed by seller                        --       54

Note 9:  RETIREMENT PLANS
         ----------------

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                     Quarter Ended         Nine Months Ended
                                     September 30,           September 30,
                                 --------------------    --------------------
                                   2007        2006        2007        2006
                                 --------    --------    --------    --------
Service cost                     $      6    $      6    $     18    $     19
Interest cost                          64          66         193         197
Expected return on plan assets        (69)        (51)       (205)       (152)
Recognized actuarial losses            54          64         160         191
Recognized prior service cost           2           1           4           4
                                 --------    --------    --------    --------
  Net pension expense            $     57    $     86    $    170    $    259
                                 ========    ========    ========    ========

Contributions to the pension plan during 2007 are expected as follows (in thousands):

       Paid in the nine months ended September 30, 2007                 $   190
       Expected to be paid in the balance of 2007                            48
                                                                        -------

       Total expected to be paid in the year ending December 31, 2007   $   238
                                                                        =======

Note 10:  FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
          ----------------------------------------------

       Mr. Carl W. Dinger III had granted an option to the Company to purchase the 561,983 shares now held by Mr. Dinger at an exercise price of $5.62 per share. The cost of the option was $4,000 per month for the period of the option or until exercised. On July 7, 2007, the option expired.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

Third quarter 2007 compared to Third Quarter 2006 and Nine Months 2007 compared to Nine Months 2006.

The Company's Net Sales were $6,606,000 in the third quarter of 2007 compared to $7,488,000 in the third quarter of 2006. The Net Sales were $19,246,000 in the nine months of 2007 compared to $22,671,000 in the nine months of 2006. The Net Sales in the nine months 2006 included a sale totaling about $1 million to a distributor in China.

The Company had a Loss from Operations of $106,000 in the nine months of 2007 as compared to Earnings from Operations of $819,000 in the nine months of 2006. The Company had an operating loss of $109,000 in the third quarter of 2007 as compared to operating earnings in the third quarter of 2006 of $241,000. The Company's Income Tax Benefits in the nine months of 2007 were reduced to $202,000 after an additional $67,000 charge to Net Earnings due to the adjustment of the valuation allowance for deferred tax assets related to a tax planning strategy. The Company reported Net Losses in the third quarter and nine months of 2007 of $198,000 and $535,000, respectively, as compared to Net Earnings of $51,000 and $154,000 in the same periods of 2006.

In October 2007, the Company and Steel Partners II, L.P., announced the resolution of all litigation between them, including all claims between Steel Partners and present and former directors and officers of the Company. The settlement, which is subject to approval by the New Jersey Superior Court, will bring to a conclusion almost 4-1/2 years of judicial disputes. In addition to disposition of the New Jersey Superior Court lawsuit, the settlement will include the dismissal by Steel Partners of a separate action that it instituted in its own name, not derivatively, in Federal Court in New Jersey in 2004. The Net Earnings (Loss) in each of the periods were after the net legal costs incurred related to these two lawsuits.


Ronson Consumer Products
------------------------
(in thousands)
                                         Quarter Ended       Nine Months Ended
                                         September 30,         September 30,
                                     --------------------   --------------------
                                       2007        2006       2007        2006
                                     --------    --------   --------    --------

Net sales                            $  3,413    $  3,645   $ 10,064    $ 12,894
Earnings (loss) from operations           (17)        203         95         935
Earnings (loss) before income taxes
   and intercompany charges              (147)        191       (303)        759

       Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 6% in the third quarter of 2007 compared to the third quarter of 2006 and decreased by 22% in the nine months of 2007 compared to the nine months of 2006. The decrease of 22% in Net Sales in the nine months of 2007 was due primarily to a second quarter 2006 sale of about $1 million to a distributor in China. The decrease in Net Sales in the third quarter of 2007 was due primarily to lower sales of the Company's flame accessory products. The decrease of 6% in the third quarter of 2007 consisted of a decrease of about 9% due to lower volume of products sold partially offset by an increase of about 3% due to higher average net selling prices. The decrease of 22% in the nine months consisted of a decrease of about 26% due to lower volume of products sold partially offset by an increase of about 4% due to higher average net selling prices. The higher average net selling prices in the nine months of 2007 were due primarily to reduced selling prices on the sale to the distributor in China in the second quarter of 2006.

       At Ronson Consumer Products, Cost of Sales, as a percentage of Net Sales, increased to 64% in the third quarter of 2007 from 60% in the third quarter of 2006 and increased to 63% in the nine months of 2007 from 62% in the nine months of 2006. The increase in the Cost of Sales percentage in the third quarter was primarily due to increased material costs due to large increases in the price of oil, used in fuels for butane refills and Ronsonol as well as other purchased components, and to the lower Net Sales in the period. The increase in the Cost of Sales percentage in the nine months of 2007 was primarily due to the increased material costs and the lower Net Sales, partially offset by a higher Cost of Sales percentage on the second quarter 2006 sale to the distributor in China. The amount of the Cost of Sales at Ronson Consumer Products decreased by 1% in the third quarter of 2007 from the third quarter 2006 and decreased by 21% in the nine months of 2007 from the nine months of 2006. These changes in the amount of Cost of Sales were composed of the following:

                                                Quarter    Nine Months
                                                -------    -----------
Decreased volume of products sold                  (7)%       (21)%
Decreased manufacturing costs                      (3)         (3)
Increase in unit costs of products sold             9           3
                                                  ---         ---
Total change in amount of
    Cost of Sales - (decrease)                     (1)%       (21)%
                                                  ===         ===

       The increases in the periods of 2007 in unit costs of product sold were due primarily to increased prices of oil as discussed above.

       Ronson Consumer Products' Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 26% in the third quarter of 2007 from 24% in the third quarter of 2006 and increased to 26% in the nine months of 2007 from 21% in the nine months of 2006. These increases in the Selling, Shipping, and Advertising percentages in 2007 were primarily due to lower Net Sales in 2007. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 7% in the nine months of 2007 from the nine months of 2006 primarily because the increase in the percentage due to decreased Net Sales was offset by reduced personnel costs and by reduced bad debt expense because of the collection in 2007 of previously reserved delinquent accounts.

    Interest Expense at Ronson Consumer Products increased to $304,000 in the nine months of 2007 from $186,000 in the nine months of 2006 due to the higher levels of debt as a result of the CIT and North Fork financing, which became effective in the third quarter of 2006.

Ronson Aviation
---------------
(in thousands)                    Quarter Ended       Nine Months Ended
                                  September 30,         September 30,
                               -------------------   -------------------
                                 2007       2006       2007       2006
                               --------   --------   --------   --------

Net sales                      $  3,193   $  3,843   $  9,182   $  9,777
Earnings from operations            359        419      1,197      1,193
Earnings before income taxes
    and intercompany charges        348        411      1,169      1,163

       Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 17% in the third quarter of 2007 from the third quarter of 2006 and by 6% in the nine months of 2007 from the nine months of 2006. The decreases in the third quarter and nine months of 2007 were primarily due to reduced sales of new aircraft in 2007.

       Ronson Aviation's Cost of Sales, as a percentage of Net Sales, decreased to 79% in the third quarter of 2007 from 81% in the third quarter of 2006. The cost of sales percentage was lower in the nine months of 2007 at 77% as compared to 78% in the nine months of 2006. The decreases were primarily due to a change in the mix of products and services sold because of the lower aircraft sales in 2007.

       Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 9% in the nine months of 2007 from 8% in the nine months of 2006 primarily due to the lower Net Sales in 2007.

Other Items
-----------

       The Other Charges in each of the periods were the legal fees incurred, net of related insurance proceeds, related to stockholder litigation (Refer to Item 1 of Part II of this Form 10-Q). In October 2007, the Company and Steel Partners II, L.P., announced the resolution of all litigation between them, including all claims between Steel Partners and present and former directors and officers of the Company. The settlement, which is subject to approval by the New Jersey Superior Court, will bring to a conclusion almost 4-1/2 years of judicial disputes. In addition to disposition of the New Jersey Superior Court lawsuit, the settlement will include the dismissal by Steel Partners of a separate action that it instituted in its own name, not derivatively, in Federal Court in New Jersey in 2004.

        The General and Administrative Expenses of Corporate and Others increased to $1,380,000 in the nine months of 2007 from $1,229,000 in the nine months of 2006 and $390,000 in the third quarter of 2007 from $371,000 in the third quarter of 2006. The increases were primarily because the expenses in the 2006 periods were reduced by $99,000 as a result of the waiver by the Company's President and CEO of vacation time accrued by him, but not taken, which was earned by him in periods prior to 1990.

        Other-net increased in the third quarter and nine months of 2007 from the third quarter and nine months of 2006 primarily because reduced expenses of frozen pension plans were more than offset by other income in the periods of 2006 from gains realized on foreign currency transactions.

       INCOME TAXES
       ------------

       The Company's Income Tax Benefits in the nine months of 2007 of $202,000, were reduced by $67,000 due to an increase in the valuation allowance related to deferred tax assets. In the second quarter of 2007, the Company reviewed the likelihood that, using a tax planning strategy, it would be able to utilize net operating loss carryforwards of Prometcor, Inc. for purposes of State of New Jersey income taxes. The determination was made that a portion was not likely to be utilized. Therefore, in the second quarter of 2007, the Company increased the valuation reserve related to deferred income tax assets by $67,000, resulting in decreased Income Tax Benefits.

FINANCIAL CONDITION
-------------------

       The Company's Stockholders' Equity decreased to $3,236,000 at September 30, 2007, from $3,626,000 at December 31, 2006. The decrease of $390,000 in
Stockholders' Equity was primarily due to the Net Loss in the nine months of 2007. The Company had a deficiency in working capital of $2,257,000 at September 30, 2007, as compared to a deficiency of $878,000 at December 31, 2006. The decline in working capital was primarily due to the Capital Expenditures of $904,000 mostly at Ronson Aviation for the construction of the new 19,200 square ft. hangar in the nine months of 2007, to payments of Long-Term Debt and Long-Term Leases in the nine months of 2007 and to the Net Loss in the nine months of 2007.

       At September 30, 2007, CIT provided the Company with a waiver of a covenant violation because the Company did not meet a fixed charge coverage ratio for the twelve months ended September 30, 2007. The waiver included a change in the terms of the revolving loan providing that the Company's trademarks are included to the collateral for the revolving loan and both term loans. The trademarks had previously collateralized one of the Company's term loans with CIT. In addition, the fixed charge coverage ratio covenant was amended so that the required ratio at December 31, 2007, will be for the three-month period (instead of the previous twelve-month period) ending December 31, 2007. If the Company were to be unable to comply with the above covenant or be unable to obtain a waiver of compliance, an event of default would occur under the CIT Financing Agreement. The event of default would, in turn, be an event of default under the North Fork mortgage loan. If the Company did not comply with the above covenant and not obtain a waiver of compliance, the Company's lenders may accelerate payment of the term loans and mortgage loan, and CIT may cease making advances under the revolving loan.

       In the third quarter of 2007, the Company's President and CEO provided a loan to the Company of $30,000, due on demand with interest at the prime rate.

       On November 13, 2007, Ronson Aviation entered into a loan agreement with Bank of the West for a short-term loan of $500,000 due on May 1, 2008. The loan bears interest at the rate of the Bank of the West's prime rate plus .75% and is guaranteed by the Company and EPIC Aviation LLC, the fuel supplier of Ronson Aviation. The proceeds are being used primarily to reduce the Company's accounts payable and accrued expenses.

       The Company's Accounts Payable increased in the nine months of 2007 primarily due to Capital Expenditures at Ronson Aviation and to increases in the import of lighter and torch products for Ronson Consumer Products.

       The Company's Capital Expenditures increased to $904,000 in the nine months of 2007 primarily at Ronson Aviation for the construction of its new 19,200 sq. ft. hangar. As of September 30, 2007, Ronson Aviation had expended approximately $3,130,000 on the new hangar. Ronson Aviation expects that, as of September 30, 2007, the additional cost to complete the hangar is approximately $128,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

        There has been no significant change in the Company's exposure to market risk during the first nine months of 2007. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, incorporated herein by reference.

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

       Although discovery, except for expert discovery, had been completed and the matter had a trial date for September, 2007, the parties intensified settlement discussions that had begun many months earlier, and, on October 12, 2007, finalized a settlement - subject to Court approval - which in form and substance was acceptable to Ronson and the individual defendants.

       In accordance with the Notice to Shareholders required by the court, the settlement terms, as indicated in the Joint Press Release issued on October 16, 2007, can be reviewed in detail on Ronson's website, www.ronsoncorp.com, and on
                                                     ------------------
the SEC website, www.sec.gov.
                 -----------

       The settlement is subject to approval of the Superior Court of New Jersey, and by the Order dated October 12, 2007, the court has provided for the filing and service of objections, if any, to the settlement, and for a final settlement hearing on December 4, 2007.

       Steel Partners II, L.P. v. Louis V. Aronson II, Robert A. Aronson,
       ------------------------------------------------------------------
Barbara L. Collins, Carl W. Dinger III, Paul H. Einhorn, Erwin M. Ganz, Daryl K.
--------------------------------------------------------------------------------
Holcomb, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder and Saul H. Weisman
-------------------------------------------------------------------------------
(DMC-MF)
--------

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

       In connection with the settlement of the State Court action referred to above (ESX-101-03), it is a term and condition of that settlement that this Federal Court action will be dismissed by the plaintiff against all defendants with prejudice and without costs. As indicated above, the State court is holding a settlement hearing on December 4, 2007, at which time it will determine whether or not to approve the settlement of the State Court action. While this action has been administratively dismissed, in the event the State Court action settlement is approved, a formal Stipulation of Dismissal of the Federal Court action will be filed.

       Juraj Kosco and Maria Kosco vs. Ronson Consumer Products Corporation,
       ---------------------------------------------------------------------
Ronson Corporation, Industrial Waste Management, Inc., Cuno Incorporated, XYZ
-----------------------------------------------------------------------------
Corporations #1-10 (fictitious parties), John and/or Jane Does #1-10 (fictitious
--------------------------------------------------------------------------------
individuals)
------------

       The plaintiffs, a former employee and his spouse, claim damages for burns and other injuries allegedly received in an accident occurring during the employee's performance of his job. The lawsuit was filed in the Superior Court of New Jersey, Law Division, Middlesex County, on February 10, 2005, and claims damages totaling $10,000,000. The claimant has received, and is receiving, workers' compensation benefits related to the incident. In August, the Company's motion for summary judgment dismissing the case against the Company was granted.

ITEM 1A - RISK FACTORS
          ------------

        There were no material changes in the nine months ended September 30, 2007, in the risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2006.

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


                                              RONSON CORPORATION



Date:  November 14, 2007                      /s/ Louis V. Aronson II
                                              ----------------------------------
                                              Louis V. Aronson II, President
                                              & Chief Executive Officer

                                              (Signing as Duly Authorized
                                              Officer of the Registrant)



Date:  November 14, 2007                      /s/ Daryl K. Holcomb
                                              ----------------------------------
                                              Daryl K. Holcomb, Vice President,
                                              Chief Financial Officer and
                                              Controller

                                              (Signing as Chief Financial
                                              Officer of the Registrant)