Form 10-K
period 2007-12-31
RONSON CORP
filed 2008-03-31
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
                                                              --------------

      Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
      Title of each class                               on which registered
      -------------------                               ---------------------
      Common Stock par value                            Nasdaq Capital Market
      $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the
Act).
Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by the check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The aggregate market value of common equity held by non-affiliates of the registrant was approximately $3,961,000 as of June 30, 2007; the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity.

      As of March 21, 2008, there were 5,083,539 shares of the registrant's common stock outstanding, adjusted to reflect a 5% common stock dividend declared on February 1, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part I.

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

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
Part I
------

   Item 1.          Business.                                                         4

        1A.         Risk Factors.                                                     7

        2.          Properties.                                                      11

        3.          Legal Proceedings.                                               12

        4.          Submission of Matters to a Vote of Security Holders.             14

Part II
-------

   Item 5.          Market for the Company's Common Stock, Related Stockholder
                    Matters and Issuer Purchases of Equity Securities.               14

        6.          Selected Financial Data.                                         15

        7.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.                                       16

        7A.         Quantitative and Qualitative Disclosures about Market Risk.      26

        8.          Financial Statements and Supplementary Data.                     27

        9.          Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.                                        28

        9A.(T)      Controls and Procedures.                                         28

        9B.         Other Information.                                               29

Part III
--------

   Item 10.         Directors, Executive Officers and Corporate Governance.          29

        11.         Executive Compensation.                                          32

        12.         Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters.                      37

        13.         Certain Relationships and Related Transactions, and Director
                    Independence.                                                    39

        14.         Principal Accountant Fees and Services.                          39

Part IV
-------

   Item 15.         Exhibits and Financial Statement Schedules.                      40

Signatures.                                                                          42

Financial Statements.                                                                43

                                     PART I
                                     ------

Item 1 - DESCRIPTION OF BUSINESS
         -----------------------

(a)   General Development of Business.

      The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928.

      The Company is engaged principally in the following businesses:

      1.    Consumer Products; and

      2.    Aviation-Fixed Wing and Helicopter Services.

      The Company's common shares are listed on the Nasdaq Capital Market. The Company's common shares are quoted under the symbol RONC.

(b)   Financial Information about Segments.

      Refer to Note 11 of the Notes to Consolidated Financial Statements below.

(c)   Narrative Description of Business.

      (1) Consumer Products
          -----------------

      The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, a multi-use penetrant spray lubricant product under the tradename "Multi-Lube", and a spot remover under the product tradename "Kleenol". In addition, the Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. The consumer products segment has a greater than 10% customer, a distributor, supplying Ronson's products to numerous retailers. Management does not believe that this segment is substantially dependent on this distributor because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to this distributor in 2006 accounted for 13% of Consolidated Net Sales of the Company (less than 10% in 2007). Sales to this distributor in 2007 and 2006, accounted for 18% and 24%, respectively, of Net Sales of the consumer products segment.

      Consumer products are distributed through distributors, food brokers, automotive and hardware representatives and mass merchandisers, drug chains and convenience stores in the United States and Canada. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States, Canada and Mexico. These subsidiaries' consumer products face substantial competition from other nationally distributed products and from numerous local and private label packaged products. Since Ronson Consumer Products produces packaged products in accordance with its sales forecasts, which are frequently reviewed and revised, inventory accumulation has not been a significant factor, and this segment does not have a significant order backlog. The sources and availability of raw materials for this segment's packaged products are not significant factors; however, increased costs in 2007, 2006, and 2005 associated with the rising prices of oil used in certain Ronson consumer products are a factor.

      Ronson Consumer Products also distributes six lighter and torch products
- the "COMET" refillable butane lighter; the Ronson "WINDLITE" Ronsonol fuel windproof lighter; three Ronson "Multi-Purpose Lighters" (MPL), used for lighting fireplaces, barbecues, camping stoves and candles; the "JetLite", a blue flame torch lighter, excellent in the wind as when sailing or golfing; the "Tech Torch" Auto Start, used for precision craft and hobby work, and soldering; and the "AERO TORCH", geared for soldering, plumbing and outdoor use requiring a larger flame. The lighter products are marketed in the United States, Canada and Mexico.

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

      (2) Aviation - Fixed Wing and Helicopter Services
          ---------------------------------------------

      Ronson Aviation, Inc. ("Ronson Aviation"), a wholly owned subsidiary of the Company, headquartered at Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies. Services include aircraft fueling, cargo handling, avionics, new and used aircraft sales, aircraft repairs, aircraft storage and office rental. This subsidiary's facility is located on 18 acres, exclusive of four acres on which Ronson Aviation has a first right of refusal. The facilities include a 52,000 square foot hangar/office complex, a new 19,200 sq. ft. storage hangar, two aircraft storage units ("T" hangars) and a 58,500 gallon fuel storage complex (refer to Item 2-Description of Properties, (4) Trenton, New Jersey). The new aircraft hangar was completed and approved for occupancy in November 2007.

      Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations. Ronson Aviation is an authorized Hawker Beechcraft Aircraft and Parts Sales and Service Center and a Cessna Aircraft service station. Ronson Aviation became a Cirrus Aircraft service station in 2006.

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

      In December 1989 the Company adopted a plan to discontinue the operations in 1990 of one of its facilities, Prometcor, Inc. ("Prometcor") located in Newark, New Jersey, and to comply with all applicable laws. In October 1994 Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection ("NJDEP") as to its environmental compliance activities at its Newark facility. As the result of sampling and the evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and 1997, areas of contamination in the groundwater below a section of the property were identified. The sampling and delineation were undertaken and may resume in the future in this area of the property. No plan related to the groundwater issue has yet been approved by the NJDEP. Long-term monitoring of groundwater may be required. The extent of the remaining costs associated with groundwater is not determinable until testing and remediation have been completed and accepted by the NJDEP.

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

PATENTS AND TRADEMARKS
----------------------

      The Company maintains numerous patents and trademarks for varying periods in the United States, Canada, Mexico and a limited number of other countries. While both industry segments may benefit from the Company's name as a registered trademark, the patents and trademarks which are held principally benefit the consumer products segment of the Company's business. The "Ronson" brand is of major value to the Company; however, its book value, as reported in the Company's Consolidated Balance Sheets, is nominal, at less than $100.

SEASONALITY AND METHODS OF COMPETITION
--------------------------------------

      No material portion of the Company's business is seasonal. The Company uses various methods of competition as appropriate in both of its industry segments, such as price, service and product performance.

RESEARCH ACTIVITIES
-------------------

      The Company's consumer products segment expensed approximately $371,000, $376,000, and $348,000, during the fiscal years ended December 31, 2007, 2006 and 2005, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

NUMBER OF EMPLOYEES
-------------------

      As of December 31, 2007, the Company and its subsidiaries employed a total of 90 persons.

CUSTOMER DEPENDENCE
-------------------

      See above under "Consumer Products".

SALES AND REVENUES
------------------

      The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                           Consumer      Aviation Operations
                           Products         and Services
                           --------      -------------------
      2007                    53%                47%
      2006                    58%                42%
      2005                    59%                41%

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

      *     the rising prices of oil, an ingredient in Ronson fuels:

      * the introduction of new products and line extensions by the Company or its competitors;

      * the Company's ability to control its internal costs and the cost of raw materials;

      * the effectiveness and amount of the Company's advertising, marketing and promotional programs;

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

      * the ability of the Company to obtain and retain sufficient sources of financing to have adequate working capital.

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

      Interest Rates

      The Company is exposed to changes in prevailing market interest rates affecting its interest costs and the return on its investments. All of the Company's Short-term Debt carries a variable rate of interest. The Company's outstanding Long-term Debt as of December 31, 2007, consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates and indebtedness with a variable rate of interest.

      Foreign Currency Exchange Rates

      The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 8% of its Consolidated Net Sales were in Canada.

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

Ronson Consumer Products:

      Component Supply Risk

      Ronson Consumer Products depends upon its vendors for the supply of the primary components for its flame accessory and chemical products. Certain of these components are subject to significant price volatility beyond the control or influence of the Company, primarily related to oil prices. In that regard, petroleum products have had significant price volatility in the past and may in the future. Rising oil prices can also impact the Company's cost of transporting its products. The Company has historically been successful in managing its component costs and product pricing to maintain historical gross margins. Additionally, the Company has generally found alternative sources of constituent chemicals for its products readily available. As component and raw material costs are the main contribution to cost of goods sold for all of the Company's products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company's products. Increases in the prices for the components could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

      Reliance on Supply Chain

      Several of Ronson Consumer Products' lighter and torch products is manufactured by a single vendor. Since there are a number of sources of similar lighter products, the Company believes that other suppliers could provide lighters and torches on comparable terms. The loss of any of these suppliers or manufacturers could, however, temporarily disrupt or interrupt the production of the Company's products.

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

      Some of the Company's consumer products are associated in part with tobacco. These products are also utilized for other purposes such as replacing the match. The Company's research and development department is continuing to develop products utilizing the Company's fuels with products not associated with tobacco. The potential further decline in smoking, however, may have a negative impact on the Company.

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

      Business Risk

      Ronson Aviation depends upon demand for general aviation services, including corporate air travel. Increased security requirements and concerns may have an effect, positive or adverse, on Ronson Aviation's future operating results, financial position and cash flows. Increased congestion and delays at airports in the NY/NJ metro area may also have an effect, either positive or negative on Ronson Aviation's operating results.

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

      (1) Woodbridge, New Jersey

      Facilities included in (a) and (b) below are owned subject to a mortgage in favor of Capital One, N.A. ("Capital One").

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

      (3) Somerset, New Jersey

      One small facility for executive and consumer products offices. This facility is subject to a lease which now expires in June 2010. The facility is constructed of metal, cinder block and cement.

      (4) Trenton, New Jersey

      (a) Two medium facilities for fixed wing and helicopter services, sales and office space leased to others. These buildings are owned and constructed of steel and concrete. The land on which these buildings are located is leased under a leasehold with five five-year terms automatically renewed, with the last five-year term expiring in November 2032. The lease was extended in 2007 by Ronson Aviation for five additional five-year terms through November 2032, because Ronson Aviation invested more than $1,500,000 in capital improvements.

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

      In accordance with the Notice to Shareholders required by the court, the settlement terms, as indicated in the Joint Press Release issued on October 16, 2007, can be reviewed in detail on Ronson's website, www.ronsoncorp.com, and on the
                                               ------------------
SEC website, www.sec.gov.

      The settlement is subject to approval of the Superior Court of New Jersey, and by the Order dated October 12, 2007, the court has provided for the filing and service of objections, if any, to the settlement, and for a final settlement hearing on December 4, 2007. A Final judgement approving the settlement and dismissing all proceedings with prejudice and without costs was entered by the Court on December 4, 2007.

      Steel Partners II, L.P. v. Louis V. Aronson II, Robert A. Aronson,
      ------------------------------------------------------------------
      Barbara L. Collins, Carl W. Dinger III, Paul H. Einhorn, Erwin M. Ganz,
      -----------------------------------------------------------------------
      Daryl K. Holcomb, I. Leo Motiuk, Gerard J. Quinnan, Justin P. Walder and
      ------------------------------------------------------------------------
      Saul H. Weisman (DMC-MF)
      ------------------------

      On or about April 14, 2005, Steel Partners II L.P. commenced an action, on its own behalf as a shareholder of the Company, in the United States District Court for the District of New Jersey, against the current directors of the Company (other than Edward E. David, Jr.), as well as Daryl K. Holcomb, the Company's chief financial officer, and Carl W. Dinger, a shareholder of the Company. The action alleges, among other things, that defendants should be treated collectively as an "Acquiring Person" under the Company's preferred shares rights agreement, and that their acquisition and ownership of more than 12% of the outstanding stock of the Company has triggered the provisions of the preferred shares rights agreement with respect to the offering of rights to shareholders, including plaintiff (notwithstanding that in its derivative action in the Superior Court of New Jersey, Steel Partners has challenged the legality and enforceability of the Company's preferred shares rights agreement). The action alleges further that the defendants as a group have become an "interested shareholder" under the New Jersey Shareholder Protection Act, and that the defendants have violated reporting requirements under Section 13(d) of the Securities Exchange Act of 1934 and Rule 13-d promulgated by the Securities Exchange Commission by failing to disclose an alleged agreement to coordinate their purchases of the Company's stock for the purposes of placing voting control in the hands of Louis V. Aronson II and for other undisclosed purposes.

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

      In connection with the settlement of the State Court action referred to above (ESX-101-03), it is a term and condition of that settlement that this Federal Court action will be dismissed by the plaintiff against all defendants with prejudice and without costs. As indicated above, the State court is holding a settlement hearing on December 4, 2007, at which time it will determine whether or not to approve the settlement of the State Court action. While this action has been administratively dismissed, in the event the State Court action settlement is approved, a formal Stipulation of Dismissal of the Federal Court action will be filed. As a result of, and in connection with, the settlement of the State Court action, referred to above, the plaintiff and defendants stipulated to the dismissal of the Federal action with prejudice and without costs. The Court's Order of Dismissal was entered on December 7, 2007.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on December 6, 2007, the matters set forth in the Company's 2007 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

      (b) The Election of Directors by 94.8% or more of the votes cast at the meeting is summarized as follows:

      Messrs. Erwin M. Ganz and Justin P. Walder were reelected for three-year terms as Class II directors, expiring at the 2010 Annual Meeting; and

      The terms of office of each of the following directors continued after the Meeting; Louis V. Aronson II, Barbara L. Collins, Edward E. David Jr., I. Leo Motiuk, and Gerard J. Quinnan.

      (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2007 was ratified by 98.1% of the votes cast at the Meeting.

      The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

1. ELECTION OF DIRECTORS

      Class II (term expires at 2010 Annual Meeting of Stockholders):

                               FOR         %      WITHHELD   %
                               ---------   ----   --------   ---

      Erwin M. Ganz            3,995,958   94.8   220,292    5.2
      Justin P. Walder         3,997,534   94.8   218,716    5.2

2. To ratify the appointment of DEMETRIUS & COMPANY, L.L.C., as independent auditors for the year 2007.

      FOR               %      AGAINST     %      ABSTAIN    %
      ---------         ----   -------     ---    -------    ---

      4,134,088         98.1   34,450      0.8    47,712     1.1

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

2007
--------------------------------------------------------------------------------

Quarter                               1st        2nd         3rd         4th
--------------------------------------------------------------------------------
High Bid                              2.05       1.97        2.44        2.00
Low Bid                               1.53       1.09        1.19         .95

2006
--------------------------------------------------------------------------------

Quarter                               1st        2nd         3rd         4th
--------------------------------------------------------------------------------
High Bid                              5.58       4.70        2.22        1.92
Low Bid                               1.13       1.77        1.27        1.45

      (b) At March 21, 2008, there were 2,045 stockholders of record of the Company's common stock.

      (c) Dividends -

      1. Cash dividends declared and paid by the Company in the year ended December 31, 2005 are as follows (none in 2006 and 2007):

                                       2005
                                       ----
             First Quarter             $.01
             Second Quarter             .01
             Third Quarter              .00
             Fourth Quarter             .00

      2. Stock dividends - On February 1, 2008, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock, in addition to a 5% common stock dividend declared during each of the last six fiscal years, on February 1, 2007, February 23, 2006, February 15, 2005, February 12, 2004, March 18, 2003, and March 12, 2002, respectively. Information regarding the number of shares and per share amounts has been retroactively adjusted for the stock dividends declared on the Company's common stock.

      (d) See Item 11 below for information as to securities authorized for issuance under equity compensation plans.

      (e) The following table contains information about purchases of equity securities by the Company and affiliated persons during the fourth quarter of 2007:

                      Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

                                                                               Maximum
                                                                             Number (or
                                                            Total Number    Approximate
                                                              of Shares     Dollar Value)
                                                            Purchased as   of Shares that
                                                               Part of       May Yet Be
                                                  Average     Publicly        Purchased
                                  Total Number     Price      Announced       Under the
                                    of Shares    Paid per     Plans or        Plans or
Period                              Purchased      Share      Programs        Programs
-----------------------------------------------------------------------------------------
October 1 - October 31, 2007                --   $     --             --               --
November 1 - November 30, 2007             336       1.26             --               --
December 1 - December 31, 2007              --         --             --               --
                                  ------------   --------   ------------   --------------
Total                                      336   $   1.26             --               --
                                  ============   ========   ============   ==============

Item 6 - SELECTED FINANCIAL DATA
         -----------------------

      The information required by this item is filed with this report in Item 15 incorporated herein by reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

2007 Compared to 2006

      The Company's Net Sales of $26,246,000 in the year 2007 were lower as compared to $29,244,000 in 2006. The Company's Earnings from Operations were $38,000 in the year 2007 as compared to $1,093,000 in the year 2006. The Company's Earnings (Loss) before Income Taxes were a loss of $(834,000) in the year 2007 as compared to earnings of $289,000 in the year 2006.

      There were two significant events that negatively affected the Company's Earnings before Income Taxes in 2006 and 2007. Both events are nonrecurring. These were:

      Event #1 - There was a sizable sale of about $960,000 in 2006 of Ronson fuels to a distributor in China, intended solely for the China domestic market. Contrary to our understanding, the distributor shortly thereafter returned the fuels back into the U.S. domestic market to a third party without authorization. The unauthorized return of Ronson fuels to a third party and their sales into the U.S. market by that third party significantly reduced domestic sales in 2006 and 2007.

      Event #2 - Results in 2006 and 2007 also reflected the effects of the Company's investment of approximately $3.3 million in a new 19,200 sq. ft. hangar at Ronson Aviation, Inc. ("Ronson Aviation") at Trenton-Mercer Airport. The $3.3 million expenditure met the County's requirement for an additional investment by Ronson Aviation to extend Ronson Aviation's favorable lease with Mercer County for an additional twenty-five years. The new hangar, completed near the end of 2007, tied up sizable cash funds during construction and did not contribute revenue or earnings to the Company until the very end of 2007. The new hangar, now operational, has a positive effect on the Company.

      Management believes that the perspective for the year ahead improves measurably when the above-mentioned events are combined with the Company's recent settlement in December 2007 of the costly, four year litigation with a shareholder.

Ronson Consumer Products
------------------------
   (in thousands)

                                                         Year Ended December 31,
                                                                2007        2006
                                                            --------    --------
Net Sales                                                   $ 13,883    $ 16,870
Earnings before interest, other items,
   intercompany charges, and taxes                               269       1,243
Earnings (loss) before intercompany charges
   and taxes                                                    (254)        946

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 18% in 2007 as compared to 2006 primarily due to decreased sales of the Company's Ronsonol lighter fuel and Multi-fill butane fuel, and to the sale in April 2006 to a distributor in China discussed above. The sales decrease of 18% in 2007 consisted of a sales decrease of about 21% due to lower unit volume of products sold partially offset by an increase of higher average net selling prices of about 3%. The April 2006 sale to the distributor in China was at reduced selling prices.

      Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 62% in 2007 from 61% in 2006. The increase in the Cost of Sales percentage in 2007 was primarily due to increased material costs due to the effects of large increases in the price of oil. The amount of the Cost of Sales at Ronson Consumer Products decreased in 2007 by 16%. The decrease in the amount of Cost of Sales was composed of the following, in percent:

      Decreased unit volume of products sold                  (18)%
      Increased unit costs of products sold *                   4%
      Decreased manufacturing costs                            (2)%
                                                             ----
      Total decrease in amount of Cost of Sales               (16)%
                                                             ====

      * The increase in unit costs of products sold was due primarily to increases in oil prices.

      Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products increased to 26% in 2007 from 22% in 2006 primarily due to decreased Net Sales. General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 7% in 2007 and 2006.

      Interest Expense at Ronson Consumer Products increased to $406,000 in 2007 from $290,000 in 2006 primarily due to increased average Long-term Debt, and, to a lesser extent, increased average Short-term Debt.

Ronson Aviation
---------------
 (in thousands)

                                                         Year Ended December 31,
                                                                  2007      2006
                                                               -------   -------
Net Sales                                                      $12,363   $12,374
Earnings before interest, other items,
   intercompany charges, and taxes                               1,612     1,660
Earnings before intercompany charges
   and taxes                                                     1,539     1,606

      Net Sales at Ronson Aviation, Trenton, New Jersey, were unchanged in 2007 as compared to 2006 primarily because reduced sales of new aircraft was substantially offset by higher sales of fuel and other aviation services in 2007 from 2006.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, was unchanged at 77% in 2007 and 2006. Ronson Aviation's Cost of Sales in 2008 will include the costs related to the new hangar, including depreciation.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 9% in 2007 as compared with 8% in 2006 primarily due to increased personnel costs.

      Interest Expense at Ronson Aviation increased to $44,000 in 2007 from $24,000 in 2006. In 2006 and through November 2007, Ronson Aviation capitalized much of its interest costs as part of the cost of construction of its new hangar. The interest expenses at Ronson Aviation will increase in 2008 because the interest costs will continue, but will no longer be capitalized.

Other Items
-----------

      The General and Administrative Expenses of Corporate and Others increased to $1,815,000 in 2007 as compared to $1,719,000 in 2006 primarily because the benefits costs in 2006 were reduced by $99,000, the value of the President's vacation time previously earned, but not used, that he waived in 2006.

      Effective for the year ended December 31, 2007, the Company is required (as are other public companies of similar size) to comply with the provisions of
Section 404 of the Sarbanes-Oxley Act related to the Company's internal control over financial reporting. (Refer to Item 9A(T) below.) The costs in the initial-year of compliance are expected to be significantly higher than those in future years. In the fourth quarter of 2007, the Company incurred $72,000 in initial-year compliance costs, which is included in General and Administrative Expenses in the Consolidated Statements of Operations. In the segment data presented in Note 11 of the Notes to Consolidated Financial Statements, $29,000 is included in each of Ronson Consumer Products and Ronson Aviation and $14,000 is included in Corporate and Others. The Company expects that the balance of the initial-year SOX 404 compliance costs will be incurred in the first quarter of 2008 and total about $50,000.

      The net Other Charges of $28,000, $91,000, and $95,000, in 2007, 2006, and
2005, respectively, were the legal fees incurred as a result of the two lawsuits filed by the same stockholder. The net shareholder litigation expenses were included in General and Administrative Expenses in the Consolidated Statements of Operations. These litigation expenses were net of the associated insurance reimbursements. This litigation was settled in December 2007 and the costs will not continue.

      Other-Net included pension expenses related to the Company's frozen defined benefit plans of $220,000, $315,000, and $308,000, in the years ended December 31, 2007, 2006 and 2005, respectively.

      Other-Net included $90,000 in fees charged by Bank of America in the first half of 2006 (none in 2007) due to terms of a loan amendment dated January 11, 2006 (which extended the loan agreements to January 31, 2007). Under the terms of the extension, fees were due to Bank of America, beginning on February 28, 2006, at the end of each month in which the Bank of America loans had not been repaid. The Bank of America loans were repaid on July 31, 2006.

      Other-Net also included the amortization of $149,000 and $40,000 in 2007 and 2006, respectively, in deferred costs incurred to complete the new CIT/Commercial Services, Inc. ("CIT") and Capital One, N.A. ("Capital One"), formerly known as North Fork Bank, financing. The costs are being amortized over the terms of the loans.

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

Ronson Consumer Products
------------------------
   (in thousands)

                                                         Year Ended December 31,
                                                                  2006      2005
                                                               -------   -------
Net Sales                                                      $16,870   $15,664
Earnings before interest, other items,
   intercompany charges, and taxes                               1,243     1,347
Earnings before intercompany charges
   and taxes                                                       946     1,126

      Net Sales of consumer products at Ronson Consumer Products increased by 8% in 2006 as compared to 2005 primarily due to increased sales of the Company's JetLite lighter, and to a sale in April 2006 to a customer in China. The increase of 8% in 2006 consisted of an increase of about 15% due to higher volume of products sold partially offset by a reduction of about 7% due to lower average net selling prices, due primarily to reduced selling prices on the April 2006 sale to the customer in China.

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

      Increased volume of products sold                              11%
      Decreased manufacturing costs                                  (1)%
      Increased unit costs of products sold                           3%
                                                                    ---
      Total increase in amount of Cost of Sales                      13%
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

Ronson Aviation
---------------
 (in thousands)

                                                        Year Ended December 31,
                                                                2006       2005
                                                            --------   --------
Net Sales                                                   $ 12,374   $ 10,899
Earnings before interest, other items,
   intercompany charges, and taxes                             1,660      1,435
Earnings before intercompany charges
   and taxes                                                   1,606      1,381
Nonrecurring loss-sale of charter aircraft
   and business                                                   --       (591)

      Net Sales at Ronson Aviation increased by 14% in 2006 from 2005 primarily because Ronson Aviation had sales of new aircraft of $1,796,000 in 2006 and none in 2005.

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

      The Nonrecurring Loss of $591,000 in 2005 was due to the sale of Ronson Aviation's charter aircraft, the Citation II, and the related charter business. In the second quarter of 2005, the Company reached an agreement for the sale of the charter aircraft and related business for $1.6 million in cash. The closing on the sale was completed on September 30, 2005. The Nonrecurring Loss consisted of: 1) $97,000 due to the excess of the book value of the aircraft over the proceeds; and 2) approximately $494,000 in costs preparing the aircraft for sale and costs related to the sale. The Company repaid two term loans associated with the aircraft totaling about $460,000. In the year ended December 31, 2005, the Ronson Aviation charter business had revenues of $358,000 and operating losses of $100,000.

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

      Other-Net also included the amortization of $40,000 in 2006 in deferred costs incurred to complete the CIT and Capital One financing. The balance of the costs, originally totaling about $290,000, is being amortized over the terms of the loans.

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

Income Taxes
------------

      In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 2007, 2006, and 2005, the Company recognized deferred income tax expense (benefits) of $(244,000), $130,000 and ($235,000), respectively, primarily due to the Earnings (Losses) before Taxes.

      Current income taxes in the years ended December 31, 2007, 2006, and 2005, were presented net of credits of $17,000, $17,000, and $16,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2007, 2006 and 2005, current income tax expenses (benefits) were as follows (in thousands):

                                                         Year Ended December 31,
                                                              2007   2006   2005
                                                              ----   ----   ----
                      Federal                                 $ (1)  $ --   $ --
                      State                                     13     20     38
                      Foreign                                   (5)    72     28
                                                              ----   ----   ----
                         Total                                $  7   $ 92   $ 66
                                                              ====   ====   ====

      At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,757,000 and federal and state alternative minimum tax credit carryforwards of $113,000. (Refer to Note 2 of the Notes to Consolidated Financial Statements.)

      For purposes of financial reporting, the Company's effective income tax rates were benefits of 28% in 2007 and 34% in 2005, and expense of 77% in 2006. The changes in the effective tax rate in 2007 and 2006 were primarily due to increases in the valuation allowance related to deferred tax assets. In 2006 and 2007, the Company reviewed the likelihood that, using a tax planning strategy, it would be able to utilize net operating loss carryforwards of Prometcor, Inc. for purposes of State of New Jersey income taxes. The determination was made that a portion was not likely to be utilized. Therefore, in 2006 and 2007, the Company increased the valuation reserve related to deferred income tax assets resulting in increased Income Tax Expenses.

FINANCIAL CONDITION
-------------------

      The Company's Stockholders' Equity decreased to $2,987,000 at December 31, 2007, from $3,626,000 at December 31, 2006. The decrease in Stockholders' Equity in 2007 was primarily due to the Net Loss of $597,000 in 2007.

      The Company had a deficiency in working capital of $2,436,000 at December 31, 2007, as compared to a deficiency of $878,000 at December 31, 2006. The increase of $1,558,000 in the working capital deficiency was primarily due to the expenditures of $457,000 (net of related proceeds from long-term debt) for the new hangar at Ronson Aviation and the Loss before Income Taxes of $834,000.

      At December 31, 2007, CIT provided the Company with a waiver of covenant violations because the Company did not meet a fixed charge coverage ratio for the three months ended December 31, 2007 and because the Company's total purchases of property, plant and equipment in the year ended December 31, 2007 were $1,111,000, which exceeded the maximum of $1,000,000 permitted in the Financing Agreement.

      At September 30, 2007, CIT also provided the Company with a waiver of a covenant violation related to the fixed charge coverage ratio. The September 30, 2007 waiver included a change in the terms of the revolving loan providing that the Company's trademarks are included as collateral for the revolving loan and both term loans. The trademarks had previously collateralized one of the Company's term loans with CIT.

      At December 31, 2007, Capital One provided the Company with a modification of the mortgage loan due to the failure by the Company to meet a debt service coverage ratio for the year ended December 31, 2007. In connection with the modification, the interest rate on the mortgage loan was increased to 8.00%, monthly installments were increased to $17,081, the final installment on November 1, 2016 increased to $1,751,000, and the debt service coverage ratio was modified.

      If the Company were to be unable to comply with the above covenants or be unable to obtain waivers of compliance, an event of default would occur under the CIT Financing Agreement and/or Capital One mortgage loan. The event of default under one of the agreements would, in turn, be an event of default under the other agreement. If the Company did not comply with the above covenants and not obtain waivers of compliance, the Company's lenders may accelerate payment or amend the terms of the term loans and mortgage loan, and CIT may cease making advances under the revolving loan.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2007, the Company's subsidiaries had unused borrowings available at December 31, 2007 of about $328,000 under the CIT line of credit described above.

      Effective May 31, 2007, Ronson Aviation entered into a subordinated loan agreement with EPIC Aviation, LLC ("EPIC"), Ronson Aviation's aircraft fuel supplier, for up to $500,000 in order to complete the construction of a new 19,200 sq. ft. aircraft storage hangar. The loan is secured by the aircraft hangar and guaranteed by the Company. The loan bears interest at the rate of 6.0% per annum, is payable through application of a $.0725 per gallon surcharge on all fuel purchased by Ronson Aviation from EPIC with a final payment due no later than June 5, 2013, and is subordinated to the Company's liabilities to CIT.

      In the third quarter of 2007, the Company's President and CEO provided a loan to the Company of $30,000.

      On November 13, 2007, Ronson Aviation entered into a loan agreement with Bank of the West for a short-term loan of $500,000 due on May 1, 2008. The loan bears interest at the rate of the Bank of the West's prime rate plus .75% and is guaranteed by the Company and EPIC. The proceeds were used primarily to reduce the Company's accounts payable and accrued expenses.

      The Company's Finished Goods Inventories increased at December 31, 2007, from December 31, 2006, primarily due to increased inventories at Ronson Consumer Products related to new products.

      The Company's Accounts Payable increased in 2007 primarily due to Capital Expenditures at Ronson Aviation and to increases in the import of lighter and torch products for Ronson Consumer Products.

      The Company's Capital Expenditures were $1,097,000 in 2007 primarily at Ronson Aviation for the construction of its new 19,200 sq. ft. hangar. Ronson Aviation expended a total of approximately $3,285,000 on the new hangar. By mid-November 2007, Ronson Aviation began utilizing the new hangar and receiving limited additional revenues and operating earnings from the new hangar's operations.

      The Company's required contributions in 2008 to its defined benefit pension plan will be significantly reduced from prior years. The contributions in 2008 will total about $129,000, as compared to the contributions in 2007, 2006 and 2005 of $238,000, $744,000, and $847,000, respectively. Required contributions in 2009 and 2010 are currently projected to be about $87,000 and $101,000, respectively. (Future actual earnings results on the plan's assets and actuarial gains and losses will affect future required contribution amounts.) The reductions in the required contributions in 2007 and future years are due primarily to the large contributions to the plan in recent years, and to improved earnings on the plan's assets, both of which have resulted in the plan reaching the full funding limit in 2006.

      On February 1, 2008, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend will be issued on April 15, 2008, to stockholders of record March 28, 2008. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

      The Company is in discussion with other lenders regarding additional future long-term financing.

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

      The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 4 and 5 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                                 Payments Due by Period
                                 ------------------------------------------------------
                                            Less than         2-3       4-5      After
Contractual Obligations             Total      1 year       years     years    5 years
                                 --------   ---------   ---------   -------   --------
Long-term debt                   $  3,520   $     416   $     790   $   355   $  1,959
Capital lease obligations             775         284         434        57         --
Operating leases                    1,398         465         576       300         57
Other long-term
   obligations (1)                  1,135         560         575        --         --
                                 --------   ---------   ---------   -------   --------
Total contractual
   obligations                   $  6,828   $   1,725   $   2,375   $   712   $  2,016
                                 ========   =========   =========   =======   ========

Pension obligations (2)                     $     129   $     189   $   237
                                            =========   =========   =======

(1) Other long-term obligations include amounts due under an employment agreement.

(2) The payments of pension obligations assume necessary required contributions are made annually and that the plan incurs no actuarial or asset gains or losses. No estimate of contributions after five years can be made at this time because actuarial gains and losses cannot be estimated at this time.

      The Company will continue to incur interest expenses related to its outstanding short-term and long-term debt. In the years ended December 31, 2007, 2006, and 2005, the Company's interest expenses were $533,000, $476,000, and $473,000, respectively. The interest expenses in 2006 and 2005 included about $18,000 and $71,000, respectively, related to a prior years' New Jersey State income tax matter. Management expects its interest expenses (excluding interest related to capital lease obligations) in the years ending December 31, 2008 through 2012 to be approximately (in thousands):

                  2008                  $ 461
                  2009-2010 (2 years)     806
                  2011-2012 (2 years)     698
                  After 2012              581

      The estimated interest payments assume: 1) that the long-term debt and capitalized lease obligations are repaid according to the maturities with the mortgage loan amortization adjusted to conform with the revised terms effective April 1, 2008; 2) the Company's revolving loans will continue through 2012 at the same terms and at the average balances of 2007; 3) interest rates remain at the December 31, 2007 levels; and 4) interest expense related to capitalized lease obligations is excluded because it is included in the table of Contractual Obligations above. Each of these assumptions is subject to potentially significant changes based on future conditions and events.

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

      Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. The Company reviews the assumptions and adjusts the allowances quarterly. The financial statements could be materially impacted if the actual promotion costs fluctuate from the standard rate. The allowances are classified as a reduction of accounts receivable.

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

Recent Accounting Pronouncements

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial position, cash flows, and results of operations.

      In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's financial position, cash flows, and results of operations.

      In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132("R") ("SFAS 158"). SFAS 158 requires the recognition of the funded status of its defined benefit pension in the balance sheet with changes in the funded status recognized through comprehensive income in the year in which such changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. See Note 6 for further analysis of the Company's adoption of SFAS 158.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 established a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, cash flows, and results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the fiscal years ending after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's financial position, cash flows, and results of operations.

      The Company does not anticipate the adoption of other recently issued accounting pronouncements to have a significant impact on the Company's financial position, cash flows, and results of operations.

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

      All of the Company's Short-term Debt ($3,126,000 at December 31, 2007) carries a variable rate of interest, and, therefore, the carrying value of the Short-term Debt approximates fair value. The Company's outstanding Long-term Debt as of December 31, 2007, consisted of indebtedness in the amount of $2,831,000 with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Of the Long-term Debt with fixed interest rates, the $2,160,000 mortgage loan carries a fixed rate of 8.00% as of April 1, 2008. Based on the Company's average borrowings with variable interest rates during 2007 and assuming a one percentage point change in average interest rates, it is estimated that the Company's interest expense during 2007 would have increased or decreased by approximately $31,000.

      The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 8% of its Consolidated Net Sales were in Canada. As of December 31, 2007, the Company's net investment in Ronson-Canada was approximately $442,000. Because the Company's foreign currency exchange exposure is limited to one relatively stable currency and the relatively small size of its net investment in Ronson-Canada, the Company does not consider this foreign currency exchange exposure to be material to its financial condition and results of operations. The cumulative effect of translating balance sheet accounts from the Canadian dollars into the US dollars at the current exchange rate is included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets.

      The Company, due to the nature of its operations, is also exposed to changes in the prices of fuels. In the years ended December 31, 2007 and 2006, the Company's cost of fuels included in its consumer products and its cost of aircraft fuel totaled approximately $5,486,000 and $5,636,000, respectively, or approximately 30% and 28% of Cost of Sales in the years ended December 31, 2007 and 2006, respectively. The prices of the fuels fluctuate more or less in conjunction with oil prices. An increase or decrease of 1% in the average cost of the Company's fuels would have increased or decreased the Company's Cost of Sales by approximately $55,000 in 2007. Cost of fuels also impacts the cost of various other components used in the Company's products. Increases in the price of fuels, to the extent the Company is not able to increase the prices of its products to its customers, could have an adverse impact on the Company's results of operations.

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

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending December 31, 2007:

(Dollars in thousands, except per share amounts)

                                             First      Second     Third      Fourth     Total
Year ended December 31, 2007                 Quarter    Quarter    Quarter    Quarter    Year
----------------------------                 ----------------------------------------------------
Net sales                                    $  6,097   $  6,543   $  6,606   $  7,000   $ 26,246
Gross profit (a)                             $  1,939   $  1,850   $  1,806   $  2,130   $  7,725
Net loss                                     $    (92)  $   (245)  $   (198)  $    (62)  $   (597)
Diluted loss per share                       $  (0.02)  $  (0.05)  $  (0.04)  $  (0.01)  $  (0.12)
Cash dividends paid per common share         $     --   $     --   $     --   $     --   $     --
Other income (expense) included in
   net loss (b), (c)                         $     21   $      5   $    (37)  $     (6)  $    (17)

                                              First     Second     Third      Fourth     Total
Year Ended December 31, 2006                  Quarter   Quarter    Quarter    Quarter    Year
----------------------------                 ----------------------------------------------------
Net sales                                    $  7,342   $  7,841   $  7,488   $  6,573   $ 29,244
Gross Profit (a)                             $  2,237   $  2,385   $  2,071   $  2,277   $  8,970
Net earnings (loss)                          $     78   $     25   $     51   $    (87)  $     67
Diluted earnings (loss) per share            $   0.02   $   0.00   $   0.01   $  (0.02)  $   0.01
Cash dividends paid per common share         $     --   $     --   $     --   $     --   $     --
Other (expense) included in net
   earnings (loss) (b), (c)                  $    (18)  $    (24)  $     (6)  $     (7)  $    (55)

(a) Net Sales, less Cost of Sales, less a portion of Depreciation and Amortization.

(b)   Items are presented net of income tax effect.

(c) The costs included in the 2007 and 2006 quarters were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same shareholder.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      There were no disagreements with accountants in the years ended December 31, 2007, 2006 and 2005.

Item 9A(T) - CONTROLS AND PROCEDURES
             -----------------------

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

      Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

      Management, including the CEO and CFO, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of
             ---------------------------------------
Sponsoring Organization of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

      This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

      The following table indicates certain information about the Company's seven (7) directors:

                                                                 Positions and Offices with
                                                                 Company Presently Held (other
                                                                 than that of Director); Business
                                    Period           Term as     Experience During Past Five
                                    Served as        Director    Years (with Company unless
Name of Director             Age    Director         Expires     otherwise noted)
-----------------           -----   ---------        --------    -----------------------------------------------------------
Louis V. Aronson II .....    85     1952-Present        2008     President & Chief Executive Officer; Chairman of
                                                                 Executive Committee.

Barbara L. Collins ......    54     2004-Present        2009     Member of Compensation Committee, Nominating
                                                                 Committee and Audit Committee; President and CEO of
                                                                 The Whistling Elk, Chester, NJ, the principal
                                                                 business of which is home furnishing and interior
                                                                 decorating, 1990 to present; Vice President of Human
                                                                 Resources of Van Heusen Retail Division of
                                                                 Phillips-Van Heusen Corporation, the principal
                                                                 business of which is retail apparel, 1986 to 1990.

Edward E. David, Jr. ....    83     2005-Present        2009     Chairman of the Audit Committee; Member of the
                                                                 Nominating Committee and Compensation Committee;
                                                                 President, EED, Inc., the principal business of which
                                                                 is advising industry, government and universities on
                                                                 technology, research and innovation management, 1977
                                                                 to present; Affiliate of The Washington Advisory
                                                                 Group, 2004 to present, the principal business of
                                                                 which is providing strategic counsel and management advice;

                                                                 Positions and Offices with
                                                                 Company Presently Held (other
                                                                 than that of Director); Business
                                    Period           Term as     Experience During Past Five
                                    Served as        Director    Years (with Company unless
Name of Director             Age    Director         Expires     otherwise noted)
-----------------           -----   ---------        --------    -----------------------------------------------------------
                                                                 Principal and Vice President, Treasurer, The
                                                                 Washington Advisory Group, 1997 to 2004; President,
                                                                 Exxon Research and Engineering, the principal
                                                                 business of which is research, development,
                                                                 engineering and technical service for Exxon
                                                                 Corporation, 1977 to 1985; Executive Vice President
                                                                 R&D and Planning, Gould, Inc. 1973 to 1977; Science
                                                                 Advisor to the President of the United States,
                                                                 1970-1973; Executive Director, Research, Bell
                                                                 Telephone Laboratories, 1950-1970; Life Member MIT
                                                                 Corporation, Member of Executive Committee, 1974 to
                                                                 present.

Erwin M. Ganz ...........    78     1976-Present        2010     Treasurer & Assistant Secretary, 2006 to present;
                                                                 Member of Executive Committee; Consultant for the
                                                                 Company, 1994 to 2005; Executive Vice President-
                                                                 Industrial Operations, 1975 to 1993; Chief Financial
                                                                 Officer, 1987 to 1993.

I. Leo Motiuk ...........    62     1999-Present        2008     Member of Audit Committee; Counsel, Windels Marx Lane
                                                                 & Mittendorf, LLP, Attorneys at Law, New Brunswick,
                                                                 NJ; Attorney, 2004 to present; Former partner in
                                                                 Shanley Fisher, P.C., Attorneys at Law, Morristown,
                                                                 NJ, 1990 to 1999.

Gerard J. Quinnan .......    79     1996-Present        2009     Member of Compensation Committee, Executive Committee
                                                                 and Nominating Committee; Consultant for the Company,
                                                                 1990 to present, Vice President-General Manager of
                                                                 Ronson Consumer Products Corporation, 1981 to 1990.

Justin P. Walder ........    72     1972-Present        2010     Secretary; Assistant Corporation Counsel; Member of
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

      The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2009:

                                                                Positions and Offices with
                                    Period Served                        Company;
Name                         Age    as Officer                     Family Relationships
----                        -----   -------------    ------------------------------------------------
Louis V. Aronson II .....    85     1953 - Present   President & Chief Executive Officer; Chairman of
                                                     the Executive Committee; Director.

Erwin M. Ganz ...........    78     2006 - Present   Treasurer & Assistant Secretary; Director; No
                                                     family relationship.

Daryl K. Holcomb ........    57     2006 - Present   Vice President, Chief Financial Officer &
                                                     Controller;
                                    1996 - 2005      Vice President, Chief Financial Officer,
                                                     Controller & Treasurer;
                                    1993 - 1996      Chief Financial Officer, Controller & Treasurer;
                                    1988 - 1993      Controller & Treasurer; No family relationship.

Justin P. Walder ........    72     1989 - Present   Secretary;
                                    1972 - Present   Assistant Corporation Counsel; Director;
                                                     No family relationship.

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

(f)   Audit Committee.

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

      The Audit Committee consists of three independent directors: Messrs. David (Chairman), and Motiuk, and Ms. Collins. Each member of the Audit Committee is an independent director, as independence is defined in the listing standards of the NASDAQ relating to audit committee members. Each member of the Audit Committee is "financially literate" as required by NASDAQ rules. The Board of Directors has determined that Dr. David, the Audit Committee Chairman, is an "audit committee financial expert" as defined by regulations adopted by the Securities and Exchange Commission and meets the qualifications of "financial sophistication" in accordance with NASDAQ rules. Stockholders should understand that these designations related to our Audit Committee members' experience and understanding with respect to certain accounting and auditing matters do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board.

Item 11 - EXECUTIVE COMPENSATION
          ----------------------

COMPENSATION DISCUSSION AND ANALYSIS

      The Compensation Committee is responsible for making recommendations to the Board regarding the executive compensation program.

      The program covers the named executive officers, all other executive officers and other key employees. The program has three principal components: base salary, annual cash incentives under the Company's Management Incentive Plan ("MIP"), and stock options under the Company's Incentive Stock Option Plans ("ISO Plans"). Mr. Aronson's base salary is determined by the terms of his employment contract dated November 24, 2003, which became effective on January 1, 2005, except for the reductions which have been offered and accepted from time to time by Mr. Aronson. The employment contract dated November 24, 2003, was preceded by an employment contract dated September 21, 1978, amended from time to time through September 19, 2001. The expiration date of the prior contract, as amended, was December 31, 2004. The amendments to Mr. Aronson's prior employment contract and the reductions offered by him and accepted by the Company from time to time have been reviewed and approved by the Compensation Committee and the Board.

      Mr. Aronson's employment contract provides for an increase in his base salary of 3.5% on January 1 of each year of the contract, subject to the Company reporting operating earnings in the year prior to the increase. Mr. Aronson waived the 3.5% increase due under the terms of the employment contract on each of January 1, 2005, 2006, 2007, and 2008. Effective November 16, 2007, Mr. Aronson accepted a 5% reduction in base salary, employees earning from $105,000 to $200,000 received a 4% reduction, and employees earning from $80,000 to $105,000 received a 3% reduction.

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

      The base salaries are intended to meet the requirements of the employment contract in effect for Mr. Aronson and to fairly compensate all the officers of the Company for the effective exercise of their responsibilities, their management of the business functions for which they are responsible, their extended period of service to the Company and their dedication and diligence in carrying out their responsibilities for the Company and its subsidiaries. In 2007 and prior years, the Compensation Committee and the Board, after review, have approved increases to the other executive officers.

      The Company's MIP is based on the financial performance of the Company's subsidiaries and is adopted annually, after review, for the ensuing year by the Board and its Compensation Committee. Each year the Compensation Committee and the Board set the formula for determining incentive compensation under the MIP for the Company and each subsidiary based upon (1) the amount net sales of each subsidiary exceed thresholds established by the Compensation Committee and the Board and (2) pretax profits of each subsidiary as a percent of net sales. The Compensation Committee and the Board determines who of the Company's and its subsidiaries' key employees are eligible to participate in the MIP and what each employee's level of participation may be. The thresholds set by the Compensation Committee and the Board must be met by the end of the fiscal year in order for each eligible employee to receive an earned award under the MIP for that year.

      The stock options granted under the Company's ISO Plans are designed to create a proprietary interest in the Company among its executive officers and other key employees and reward these executive officers and other key employees directly for appreciation in the long-term price of the Company's common stock. The ISO Plans directly link the compensation of executive officers and other key employees to gains by the stockholders and encourage the executive officers, directors, and other key employees to adopt a strong stockholder orientation in their work. In 2007 no options were granted to executive officers of the Company.

COMPENSATION COMMITTEE REPORT

      The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management, and, based on the review and discussions, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's 2007 annual report on Form 10-K.

      Compensation Committee:
      Barbara L. Collins
      Edward E. David, Jr.
      Gerard J. Quinnan

                           SUMMARY COMPENSATION TABLE

      The Summary Compensation Table presents compensation information for the years ended December 31, 2007, 2006,and 2005, for the Chief Executive Officer, Chief Financial Officer, and the other executive officers of the Company whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                 Incentive
                                                Non-Equity
                                               Compensation       All Other
   Name and Principal               Salary         Plan          Compensation
        Position           Year       ($)         ($)(1)          ($) (2)(3)            Total
-----------------------   ------   --------   -------------      ------------      --------------
Louis V. Aronson II        2007    $569,410        $ 34,469         $  73,388           $ 677,267
   President & Chief       2006     572,991          53,040 (4)        82,154             708,185 (5)
   Executive Officer       2005     605,337          34,160            85,968             725,465

Daryl K. Holcomb           2007    $162,185        $ 18,381         $  12,383           $ 192,949
   Vice President,         2006     158,100          19,159 (4)        11,698             188,957
   Chief Financial         2005     167,025          12,797            12,015             191,837
   Officer & Controller

Erwin M. Ganz (6)          2007    $ 90,758        $ 13,774         $  20,756           $ 125,288
   Treasurer and           2006      88,350          21,400 (4)        20,965             130,715
   Assistant Secretary     2005          --              --           151,670 (7)         151,670

Footnotes
---------

      1) The non-equity incentive compensation - Management Incentive Plan ("MIP") results from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes.

      2) In 2007, All Other Compensation included perquisites and other personal benefits (Mr. Aronson, $25,176, Mr. Holcomb, $7,130, and Mr. Ganz, $2,730), matching credits by the Company under its Employee's Savings Plan (Mr. Aronson, $4,500, Mr. Holcomb, $3,340, and Mr. Ganz $1,922), and life insurance premiums (Mr. Aronson, $43,712, Mr. Holcomb, $1,913, and Mr. Ganz, $16,104).

      3) The types of perquisites and other personal benefits provided to the named executive officers include personal use of Company-owned autos, long-term care insurance for Mr. Aronson and Mr. Holcomb, and an expense allowance for Mr. Aronson (that was terminated on September 30, 2006 at Mr. Aronson's request).

      4) In order to conserve its cash resources in 2007, the Company had not yet paid a portion of the incentive compensation earned in 2006 and due in 2007. The remaining unpaid amounts at December 31, 2007 were:
            Mr. Aronson, $39,780, Mr. Holcomb, $14,369 and Mr. Ganz, $16,049.

      5) The total compensation in 2006 for Mr. Aronson would have been reduced to $609,014 on the basis that the total compensation reflected the reduction of deferred vacation pay of $99,171, value of the deferred vacation pay volunteered to be waived by Mr. Aronson in the third quarter of 2006.

      6) Mr. Ganz was appointed Treasurer and Assistant Secretary on January 1, 2006.

      7) The All Other Compensation for Mr. Ganz in 2005 included consulting fees, directors fees, and an inducement payment of $18,000 to rejoin the Company as Treasurer and Assistant Secretary.

      8) No salaried employees of the Company accrue any benefits under the Company's defined benefit pension plan, and therefore, the Change in Pension Value column of the table is not applicable.

2007 GRANTS OF PLAN BASED AWARDS
---------------------------------

      No stock options were granted under the Company's stock option plans to named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007
----------------------------------------------

      None

2007 OPTION EXERCISES
---------------------

                      Number of Securities     Value
                      Acquired on Exercise   Realized
Name                         (#) (1)          (2) ($)
-------------         --------------------   --------

Erwin M. Ganz                 7,621          $ 8,050

Footnotes
---------

      (1) The number of shares acquired on exercise has been adjusted for the 5% common stock dividend declared February 1, 2008.

      (2) The value realized equals the market value of the common stock acquired on the date of exercise minus the exercise price.

2007 PENSION BENEFITS
---------------------
                                       Number of
                                         Years       Present
                                        Credited     Value of
                                        Service    Accumulated   Payments During
   Name (1)            Plan Name          (#)      Benefit ($)      2007 ($)
--------------    ------------------   ---------   -----------   ---------------

Erwin M. Ganz     Ronson Corporation   24 (2)       $ 368,220       $ 48,605
                  Retirement Plan

Footnotes
---------

      (1) No other named executive officer is a participant in the Company's defined benefit pension plan.

      (2) The credited service for Mr. Ganz is the period from the inception of the retirement plan to June 30, 1985, the date the benefit accruals were frozen.

2007 NON-QUALIFIED DEFERRED COMPENSATION
----------------------------------------

                                                                                   Aggregate
                        Executive       Registrant    Aggregate     Aggregate      Balance at
                      Contributions   Contributions    Earnings   Withdrawals/    December 31,
                         in 2007         in 2007       in 2007    Distributions       2007
        Name               ($)             ($)           ($)           ($)             ($)
-------------------   -------------   -------------   ---------   -------------   ------------
Louis V. Aronson II         --              --            --         -- (2)        $26,447 (1)

Footnotes
---------

      (1) The deferred compensation for Mr. Aronson represents earned, but not taken, vacation time which was earned in years prior to 1990.

      (2) In the third quarter of 2006, Mr. Aronson voluntarily waived earned vacation time, amounting to $99,171, that had not been taken by Mr. Aronson.

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

2007 DIRECTOR COMPENSATION
--------------------------

                          Fees Earned or Paid in
Name                             Cash ($)           All Other Compensation ($)         Total ($)
----------------------   -----------------------   ----------------------------   ------------------
Barbara L. Collins                19,700                        --                      19,700
Edward E. David, Jr.              19,250                        --                      19,250
I. Leo Motiuk                     17,450                        --                      17,450
Gerard J. Quinnan                 20,600                    24,000 (1)                  44,600
Justin P. Walder                      --                    91,536 (2)                  91,536

Footnotes
---------

      (1) Mr. Quinnan received fees for consulting services at a specified daily rate.

      (2) Mr. Walder received compensation in 2007 as the Company's Secretary and Assistant Corporation Counsel as follows: salary $85,927, matching credits by the Company under its Employee's Savings Plan, $1,719, and life insurance premiums, $3,890.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      On November 24, 2003, the Company and Mr. Aronson entered into a new employment agreement which became effective upon the December 31, 2004 expiration of the existing agreement. This agreement, as amended on May 17, 2007, provides for a term expiring on December 31, 2009, and provides for the payment of a base salary which is to be increased 3.5% as of January 1 of each year beginning in 2005, subject to the Company reporting operating earnings in the year prior to each increase. Mr. Aronson waived the 3.5% increases due on January 1, 2005, on January 1, 2006, on January 1, 2007, and on January 1, 2008. Effective October 1, 2005, Mr. Aronson offered and accepted a 7% reduction in his base salary provided for by the terms of his employment contract. Also, on November 16, 2007, Mr. Aronson offered and accepted a 5% reduction in his base salary. Both the existing and new contracts also provide that the Company shall reimburse Mr. Aronson for reported expenses incurred on behalf of the Company, provide him with an automobile, and pay a death benefit equal to two years' salary. The Company has purchased term insurance, for which the Company is the sole beneficiary, to provide coverage for a substantial portion of the potential death benefit. Under the employment contract, Mr. Aronson's full compensation will continue in the event of Mr. Aronson's disability for the duration of the agreement or one full year, whichever is later. The employment contracts also provide that if, following a Change-in-Control (as defined in the employment contract), Mr. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contract.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

-------------------------------------------------------------------------------------------
                                                                            Number of
                                                                            Securities
                                                                       Remaining Available
                                   Number of                           for Future Issuance
                               Securities to be                           Under Equity
                                  Issued upon      Weighted-Average    Compensation Plans
                                  Exercise of      Exercise Price of       (Excluding
                                  Outstanding         Outstanding          Securities
                               Options, Warrants   Options, Warrants   Reflected in Column
       Plan Category              and Rights          and Rights              (a) )
-------------------------------------------------------------------------------------------
                                      (a)                 (b)                  (c)
-------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders       11,026              $1.846               63,671

Equity compensation plans
  not approved by security
  holders                              None                 N/A                 None

Total                                11,026              $1.846               63,671

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

      Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

        Name and Address
          of Beneficial             Title of                         Percent of
              Owner                   Class     Beneficially Owned     Class
--------------------------------   ----------   ------------------   -----------
Louis V. Aronson II                  Common        1,409,853 (1)     27.73% (1)
Campus Drive, P.O. Box 6707
Somerset, New Jersey 08875

Carl W. Dinger III                   Common          590,082 (2)     11.61% (2)
P.O. Box 150
Green Village, New Jersey 07935

Steel Partners II, L.P.              Common          483,036 (3)      9.50% (3)
590 Madison Avenue, 32nd Floor
New York, New York 10022

      (1) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 241,033 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. Aronson's beneficial ownership, Mr. Aronson's beneficial ownership would be increased to 1,650,886 shares, or 32.48% of the class. The Retirement Plan's holdings were reported in 1988 on Schedule 13G, as amended September 22, 1997, adjusted for the 5% common stock dividends declared through February 1, 2008.

      (2) 590,082 shares of common stock owned directly, adjusted for the 5% common stock dividends declared through February 1, 2008. This information was from a Form 4 filed by Mr. Dinger on July 9, 2007.

      (3) 483,036 shares of common stock owned by Steel Partners II, L.P. Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D filed with the SEC on December 28, 2007, by Steel Partners II, L.P., and Mr. Lichtenstein, adjusted for the 5% common stock dividends declared through February 1, 2008.

(b)   Security ownership of management.

      The following table shows the number of shares of common stock beneficially owned by each director, each named executive officer, and by all directors and officers as a group as of March 21, 2008, and the percentage of the total shares of common stock outstanding in March 21, 2008, owned by each individual and by the group shown in the table, adjusted for the 5% stock dividend declared February 1, 2008. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

        Name of Individual or           Amount and Nature of
          Identity of Group             Beneficial Ownership       Percent of Class
-------------------------------------   --------------------       -----------------
Louis V. Aronson II                                1,409,853  (2)             27.73%
Barbara L. Collins                                     1,215                     (1)
Edward E. David, Jr.                                     579                     (1)
Erwin M. Ganz                                         53,324  (2)              1.05%
I. Leo Motiuk                                         11,431                     (1)
Gerard J. Quinnan                                     14,054                     (1)
Justin P. Walder                                      84,056                   1.65%
Daryl K. Holcomb                                      67,757                   1.33%

All directors and officers as a group
(eight(8) individuals including those
named above)                                       1,642,268                  32.31%

      (1) Shares owned beneficially are less than 1% of total shares outstanding.

      (2) Does not include 241,033 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. Aronson's beneficial ownership, Mr. Aronson's beneficial ownership would be 1,650,886 shares, or 32.48% of the class; however, if the shares held by the Retirement Plan were not included in Mr. Aronson's beneficial ownership, but instead were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 294,357 shares, or 5.79% of the class.

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

      Prior to 2005, Mr. Carl W. Dinger III, a minority shareholder, entered into a consulting agreement and an option agreement with the Company whereby Mr. Dinger would provide certain consulting services. The option and consulting agreements expired July 7, 2007 and were not renewed. Notwithstanding, Mr. Dinger received compensation for these services in the amounts of $39,060, $78,120, and $84,000 during the years ended December 31, 2007, 2006, and 2005, respectively.

      In addition, Mr. Dinger had granted the Company an option to acquire his shares in the Company. For the years 2007, 2006, and 2005, the option cost was $4,000 a month. Effective January 1, 2005, Mr. Dinger owned 590,082 shares of the Company, for which Mr. Dinger would receive $5.35 per share as the exercise price. Mr. Dinger had also granted the Company's Board of Directors an irrevocable proxy to vote these shares during the term of the option. The Company's cost for the option agreement was $24,000, $48,000, and $48,000 during each of the years ended December 31, 2007, 2006, and 2005, respectively.

(b)   Certain business relationships.

      None.

(c)   Indebtedness of management.

      None.

(d)   Transactions with promoters.

      Not applicable.

(e)   Director independence.

      The Company's Board of Directors has determined, after considering all the relevant factors, that Ms. Collins, Messrs. David, Motiuk, and Quinnan are each independent directors, as "independence" is defined in the Nasdaq Marketplace Rules. Further, the Board has determined that each of the directors who serve on the Audit, Compensation, and Nominating Committees of the Board meets the definition of independence applicable to each committee as defined in the Nasdaq Marketplace Rules.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

      The fees billed for services provided to the Company by Demetrius & Company, L.L.C., for the years ended December 31, 2007 and 2006, were as follows:

                                                             2007      2006
                                                         --------   -------
Audit fees                                               $104,000   $98,325
Audit-related fees                                          5,500        --
Tax fees, principally related to tax return
   preparation                                             23,990    15,427
All other fees                                                 --        --

      The Audit Committee of the Board of Directors pre-approves substantially all of the services of the Company's auditing firm. These pre-approved services are approved by the Audit Committee based upon "not to exceed" proposals in advance of the Company's Annual Meeting of Stockholders. In 2007, the Company's auditing firm provided services which were approved subsequently, related to the Company's response to comments received by the Securities and Exchange Commission.

                                     PART IV
                                     -------

Item 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          ------------------------------------------

(a) (1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.

      (3) Listing of exhibits, as applicable:

      (3) Articles of incorporation are incorporated herein by reference. The By-Laws of the Company were amended on December 11, 2007 to provide that the Company's shares be eligible to participate in "Direct Registration System". The amended By-Laws were attached to the Company's Form 8-K filed December 12, 2007 as Exhibit 3.01.

      (4) Reference is made to Company's Form S-2 filed on September 18, 1987, and incorporated herein by reference.

      Reference is made to Company's Form S-2 filed on April 8, 1988, and incorporated herein by reference.

      (10) Material contracts.

      Effective May 31, 2007, Ronson Aviation entered into a subordinated loan agreement, dated May 30, 2007, with EPIC Aviation, LLC ("EPIC") for up to $500,000. The subordinated loan is secured by Ronson Aviation's new aircraft storage hangar, is guaranteed by the Company, and is subordinated to the Company's facilities with CIT. The Loan Agreement, Security Agreement, Corporate Guaranty, and the Company's amended arrangements with CIT are attached as Exhibits 10.1, 10.2, 10.3 and 10.4 to a Form 8-K dated June 25, 2007.

      On November 14, 2007, Ronson Aviation entered into a loan agreement with Bank of the West for $500,000. The loan is guaranteed by the Company and EPIC. The Loan Agreement, Promissory Note and Commercial Guaranty from the Company, as well as the First Amendment to Loan Agreement and Corporate Guaranty of the EPIC loans are attached as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 to a Form 8-K dated November 19, 2007.

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

      On September 27, 2006, RCPC entered into a mortgage loan agreement with Capital One for $2,200,000. The mortgage loan is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ, and the guarantees of the Company and Ronson Aviation. The Mortgage and the Mortgage Promissory Note were attached as Exhibits 10.1 and 10.2 to a Form 8-K dated September 27, 2006.

      Effective April 1, 2008, Capital One and RCPC entered into a Note and Mortgage Modification Agreement modifying the certain terms of the above mortgage. The Note and Mortgage Modification Agreement is attached hereto as
Exhibit 10.01.

      For further information on the Company's loan agreements, reference is made to Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in the Company's financial statements for the year ended December 31, 2007, filed with this report pursuant to Item 8, which is incorporated herein by reference.

      On May 17, 2007, the Company and Mr. Louis V. Aronson II extended the November 24, 2003 employment agreement which became effective upon the December 31, 2004 expiration of the prior agreement. The extended agreement provides for a term expiring on December 31, 2009. The extended agreement was attached to the Company's Form 8-K filed May 22, 2007, as Exhibit 10.a.

      (14) The Company's code of ethics entitled, Standards of Integrity, was attached to the Company's Form 8-K dated April 27, 2004 as Exhibit 99.d.

      (20) Other documents or statements to security holders. The Ronson Corporation Notice of Meeting of Stockholders held on December 6, 2007, and Proxy Statement were filed on November 2, 2007, and are incorporated herein by reference.

      (21) Subsidiaries of the Company.

      The Company is the owner of 100% of the voting power of the following subsidiaries, each of which is included in the consolidated financial statements of the Company:

      Wholly Owned Subsidiary            State or Other Jurisdiction
         and Business Name                   of Incorporation or
                                                Organization
----------------------------------   -----------------------------------

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

                                              RONSON CORPORATION

Dated:  March 31, 2008            By: /s/ Louis V. Aronson II
                                      ------------------------------------------
                                      Louis V. Aronson II, President &
                                      Chief Executive Officer and Director

Dated:  March 31, 2008            By: /s/ Daryl K. Holcomb
                                      ------------------------------------------
                                      Daryl K. Holcomb, Vice President,
                                      Chief Financial Officer & Controller

Dated:  March 31, 2008            By: /s/ Erwin M. Ganz
                                      ------------------------------------------
                                      Erwin M. Ganz, Treasurer,
                                      Assistant Secretary and Director

Dated:  March 31, 2008            By: /s/ Justin P. Walder
                                      ------------------------------------------
                                      Justin P. Walder, Secretary and Director

Dated:  March 31, 2008            By: /s/ Barbara L. Collins
                                      ------------------------------------------
                                      Barbara L. Collins, Director

Dated:  March 31, 2008            By: /s/ Edward E. David
                                      ------------------------------------------
                                      Edward E. David, Director

Dated:  March 31, 2008            By: /s/ I. Leo Motiuk
                                      ------------------------------------------
                                      I. Leo Motiuk, Director

Dated:  March 31, 2008            By: /s/ Gerard J. Quinnan
                                      ------------------------------------------
                                      Gerard J. Quinnan, Director

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2007

                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
----------------------------------------------------

Dollars in thousands (except per share data)

                                                    2007       2006       2005       2004       2003
                                                --------   --------   --------   --------   --------
Net sales                                       $ 26,246   $ 29,244   $ 26,563   $ 28,483   $ 26,740

Earnings (loss) from continuing operations      $   (597)  $     67   $   (333)  $    193   $    703

Total assets                                    $ 15,401   $ 14,720   $ 12,654   $ 13,942   $ 12,603

Long-term obligations                           $  3,790   $  4,020   $  2,717   $  2,898   $  3,317

Per common share (1,2):
   Earnings (loss) from continuing
      operations:
      Basic                                     $  (0.12)  $   0.01   $  (0.07)  $   0.04   $   0.16
      Diluted                                   $  (0.12)  $   0.01   $  (0.07)  $   0.04   $   0.15
   Cash dividends declared (3)                  $     --   $     --   $   0.02   $   0.03   $     --

(1) Basic Net Earnings (Loss) per Common Share provides for quarterly cumulative preferred dividends with no conversion of preferred shares to common shares. Diluted Net Earnings (Loss) per Common Share assumes no provision for the quarterly cumulative preferred dividends with full conversion of all preferred shares to common shares and includes the dilutive effect of outstanding stock options. The assumed conversion of preferred to common and the stock options were anti-dilutive for the years ended December 31, 2007 and 2005, and therefore, were excluded from the computation of Diluted Net Earnings (Loss) per Common Share for those years. All remaining preferred shares were converted to common shares or redeemed by the Company in the year ended December 31, 2004.

(2) A 5% stock dividend on the Company's outstanding common stock was declared on February 1, 2008, payable on April 15, 2008. Previously, 5% stock dividends on the Company's outstanding common stock were issued on April 16, 2007, and on April 15, 2006, 2005, 2004, and 2003.

(3) Cash dividends of $0.01 per share were paid on March 15, 2005, and on June 17, 2005. Cash dividends of $0.01 per share were paid on June 18, September 18, and December 17, 2004.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Operations - Years Ended
      December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders' Equity -
      Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows - Years Ended
      December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and
Stockholders of Ronson Corporation

We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ronson Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 27, 2008

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     ---------------------------
     Dollars in thousands

                                     ASSETS
                                     ------

                                                                 December 31,
                                                              -----------------
                                                                2007      2006
                                                                ----      ----

CURRENT ASSETS:
Cash and cash equivalents ..................................  $    78   $   294
Accounts receivable, less allowances for doubtful accounts
   of : 2007, $67 and 2006, $102 ...........................    1,743     1,876
Inventories:
   Finished goods ..........................................    2,106     1,820
   Work in process .........................................       45        15
   Raw materials ...........................................      925       960
                                                              -------   -------
                                                                3,076     2,795


Other current assets .......................................    1,291     1,231
                                                              -------   -------
                  TOTAL CURRENT ASSETS .....................    6,188     6,196


PROPERTY, PLANT AND EQUIPMENT:
Land .......................................................        6         6
Buildings and improvements .................................    8,812     5,479
Machinery and equipment ....................................    6,875     6,718
Construction in progress ...................................      125     2,454
                                                              -------   -------
                                                               15,818    14,657

Less accumulated depreciation and amortization .............    9,500     8,885
                                                              -------   -------
                                                                6,318     5,772



OTHER ASSETS ...............................................    2,895     2,752
                                                              -------   -------
                                                              $15,401   $14,720
                                                              =======   =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     ---------------------------
     Dollars in thousands (except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                December 31,
                                                            -------------------
                                                              2007       2006
                                                              ----       ----

CURRENT LIABILITIES:
Short-term debt ..........................................  $  3,126   $  2,143
Current portion of long-term debt ........................       423        285
Current portion of lease obligations .....................       242        276
Accounts payable .........................................     3,086      2,360
Accrued expenses .........................................     1,747      2,010
                                                            --------   --------
                  TOTAL CURRENT LIABILITIES ..............     8,624      7,074

LONG-TERM DEBT ...........................................     3,097      3,083
LONG-TERM LEASE OBLIGATIONS ..............................       457        686
OTHER LONG-TERM LIABILITIES ..............................       236        251

COMMITMENTS AND CONTINGENCIES ............................        --         --

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, authorized 5,000,000 shares

Common stock, par value $1
                                      2007        2006
                                      ----        ----
  Authorized shares.............   11,848,106  11,848,106
  Reserved shares...............       11,026      34,129
  Issued (including treasury)...    5,172,577   5,144,015      5,173      5,144
Additional paid-in capital ...............................    29,997     30,012
Accumulated deficit ......................................   (29,241)   (28,644)
Accumulated other comprehensive loss .....................    (1,345)    (1,289)
                                                            --------   --------
                                                               4,584      5,223
Less cost of treasury shares:

    2007 and 2006, 89,038 ................................     1,597      1,597
                                                            --------   --------
                  TOTAL STOCKHOLDERS' EQUITY .............     2,987      3,626
                                                            --------   --------
                                                            $ 15,401   $ 14,720
                                                            ========   ========


See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS
      -------------------------------------
      Dollars in thousands (except per share data)

                                                                                Year Ended December 31,
                                                                     -----------------------------------------
                                                                         2007          2006           2005
                                                                     -----------  -------------  -------------
NET SALES.......................................................     $    26,246  $      29,244  $      26,563
                                                                     -----------  -------------  -------------

Cost and expenses:
   Cost of sales................................................          18,075         19,807         17,455
   Selling, shipping and advertising............................           3,642          3,714          3,583
   General and administrative...................................           3,900          4,014          3,899
   Depreciation and amortization................................             591            616            738
                                                                     -----------  -------------  -------------
                                                                          26,208         28,151         25,675
                                                                     -----------  -------------  -------------
EARNINGS BEFORE INTEREST AND OTHER ITEMS........................              38          1,093            888
                                                                     -----------  -------------  -------------
Other expense:
   Interest expense.............................................             533            476            473
   Nonrecurring loss - sale of charter aircraft & business .....              --             --            591
   Other-net....................................................             339            328            326
                                                                     -----------  -------------  -------------
                                                                             872            804          1,390
                                                                     -----------  -------------  -------------

EARNINGS (LOSS) BEFORE INCOME TAXES.............................            (834)           289           (502)

Income tax provision (benefits).................................            (237)           222           (169)
                                                                     -----------  -------------  -------------

NET EARNINGS (LOSS) ............................................     $      (597) $          67  $        (333)
                                                                     ===========  =============  =============

NET EARNINGS (LOSS) PER COMMON SHARE:

Basic...........................................................     $     (0.12) $        0.01  $       (0.07)
                                                                     ===========  =============  =============

Diluted.........................................................     $     (0.12) $        0.01  $       (0.07)
                                                                     ===========  =============  =============

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      ----------------------------------------------------------
      For the Years Ended December 31, 2007, 2006 and 2005
      Dollars in thousands

                                                                               Accumulated                              Compre-
                                                   Additional                     Other       Treasury                  hensive
                                       Common       Paid-in     Accumulated   Comprehensive     Stock                   Income
                                        Stock       Capital       Deficit          Loss       (at cost)     Total       (Loss)
                                    ------------   ----------   -----------   -------------   ---------   ---------   -----------
Balance at December 31, 2004        $      5,088   $   30,117   $   (28,294)  $      (1,441)  $  (1,597)  $   3,873
                                    ------------   ----------   -----------   -------------   ---------   ---------

Net loss - 2005                                                        (333)                                   (333)  $      (333)
                                                                                                                      -----------
Dividends                                                               (84)                                    (84)
Translation adjustment, net of tax                                                                                             10
Other comprehensive gain on swap                                                                                               23
Pensions, net of tax                                                                                                         (137)
                                                                                                                      -----------
Other comprehensive loss                                                               (104)                   (104)         (104)
                                                                                                                      -----------
Comprehensive loss                                                                                                    $      (437)
                                                                                                                      ===========
Stock option purchased                                    (48)                                                  (48)
                                    ------------   ----------   -----------   -------------   ---------   ---------
Balance at December 31, 2005               5,088       30,069       (28,711)         (1,545)     (1,597)      3,304
                                    ------------   ----------   -----------   -------------   ---------   ---------

Net earnings - 2006                                                      67                                      67   $        67
                                                                                                                      -----------
Translation adjustment, net of tax                                                                                            (48)
Other comprehensive loss on swap                                                                                              (13)
Pensions, net of tax                                                                                                          356
                                                                                                                      -----------
Other comprehensive income                                                              295                     295           295
                                                                                                                      -----------
Comprehensive income                                                                                                  $       362
                                                                                                                      ===========
Adjustment to initially apply FASB
   Statement No. 158, net of tax                                                        (39)                    (39)
Shares issued for:
   Stock options exercised                    56           (9)                                                   47
Stock option purchased                                    (48)                                                  (48)
                                    ------------   ----------   -----------   -------------   ---------   ---------
Balance at December 31, 2006        $      5,144   $   30,012   $   (28,644)  $      (1,289)  $  (1,597)  $   3,626
                                    ------------   ----------   -----------   -------------   ---------   ---------

Net loss - 2007                                                        (597)                                   (597)  $      (597)
                                                                                                                      -----------
Translation adjustment, net of tax                                                                                             28
Pensions, net of tax                                                                                                          (91)
Pensions, PSC, net of tax                                                                                                       7
                                                                                                                      -----------
Other comprehensive loss                                                                (56)                    (56)          (56)
                                                                                                                      -----------
Comprehensive income                                                                                                  $      (653)
                                                                                                                      ===========
Shares issued for:
   Stock options exercised                    29           (3)                                                   26
Stock option purchased                                    (24)                                                  (24)
Stock option expense                                       12                                                    12
                                    ------------   ----------   -----------   -------------   ---------   ---------
Balance at December 31, 2007        $      5,173   $   29,997   $   (29,241)  $      (1,345)  $  (1,597)  $   2,987
                                    ============   ==========   ===========   =============   =========   =========

                                           SHARE ACTIVITY
                                       ---------------------
                                         Common     Treasury
                                         Stock       Stock
                                       ---------   ---------
Balance at December 31, 2004           5,088,216      89,031
Treasury shares                                            7
                                       ---------   ---------
Balance at December 31, 2005           5,088,216      89,038
Shares issued for:
   Stock options exercised                55,883
                                       ---------   ---------
Balance at December 31, 2006           5,144,099      89,038
Shares issued for:
   Stock options exercised                28,478
                                       ---------   ---------
Balance at December 31, 2007           5,172,577      89,038
                                       =========   =========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      -------------------------------------
      Dollars in thousands

                                                                    Year Ended December 31,
                                                                 -----------------------------
                                                                   2007       2006      2005
                                                                 -------    -------    -------
Cash Flows from Operating Activities:
Net earnings (loss) .........................................    $  (597)   $    67    $  (333)
Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating activities:
   Depreciation and amortization ............................        740        656        738
   Stock option expense .....................................         12         --         --
   Deferred income tax provision (benefits) .................       (244)       130       (235)
   Loss on disposal of assets ...............................         --         --         97
   Net changes in assets and liabilities:
      Accounts receivable ...................................        144        (49)        49
      Inventories ...........................................       (281)      (240)      (221)
      Other current assets ..................................       (105)      (185)       291
      Accounts payable ......................................        715        231        343
      Accrued expenses ......................................       (263)       129       (279)
      Other non-current assets and other long-term
        liabilities .........................................       (136)      (221)      (108)
   Net change in pension-related accounts ...................        (11)      (398)      (507)
   Exchange (gain) loss .....................................         --        (78)        (3)
                                                                 -------    -------    -------
      Net Cash Provided by (Used in) Operating Activities ...        (26)        42       (168)
                                                                 -------    -------    -------

Cash Flows from Investing Activities:
Capital expenditures ........................................     (1,097)    (2,185)      (597)
Proceeds from sale of property, plant & equipment ...........         --         12      1,600
                                                                 -------    -------    -------
      Net Cash Provided by (Used in) Investing Activities ...     (1,097)    (2,173)     1,003
                                                                 -------    -------    -------

Cash Flows from Financing Activities:
Proceeds from short-term debt ...............................        985      2,526        750
Proceeds from long-term debt ................................        499      3,145         --
Proceeds from issuance of common stock ......................         26         47         --
Payments of long-term debt ..................................       (347)    (1,518)      (738)
Payments of long-term lease obligations .....................       (277)      (255)      (224)
Payments of short-term debt .................................         (2)    (1,883)      (689)
Dividends paid to stockholders ..............................         --         --        (84)
Cost of stock option agreement ..............................        (24)       (48)       (48)
                                                                 -------    -------    -------
      Net Cash Provided by (Used in) Financing Activities ...        860      2,014     (1,033)
                                                                 -------    -------    -------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents ...........................................         47         (3)        13
                                                                 -------    -------    -------
Net Decrease in Cash and Cash Equivalents ...................       (216)      (120)      (185)

Cash and Cash Equivalents at Beginning of Year ..............        294        414        599
                                                                 -------    -------    -------
Cash and Cash Equivalents at End of Year ....................    $    78    $   294    $   414
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

      Property and Depreciation - Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method. Capitalized leases are amortized over their useful lives using the straight line method. Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter. Buildings and improvements include: buildings and improvements with useful lives of 5-50 years, land improvements with useful lives of 5-20 years, and leasehold improvements with useful lives of 3-20 years. Machinery and equipment includes production equipment with useful lives of 5-20 years, office furniture and equipment with useful lives of 2-15 years, autos and trucks with useful lives of 3-5 years, and tools, dies and molds with useful lives of 3-5 years.

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

      The Company's mortgage loan with Capital One, N.A. ("Capital One"), formerly known as North Fork Bank, has an approximate fair market value of $2,271,000 at December 31, 2007 as compared to its book value of $2,160,000. The book value of the Company's other long-term debt is considered to approximate its fair value based on current market rates and conditions (refer to Note 4).

      Derivative Financial Instruments - Prior to July 31, 2006, the Company utilized a derivative instrument, an interest rate swap, to modify the Company's exposure to interest rate risk. The Company accounted for this derivative instrument under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 required that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivatives that are designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value with any changes recognized immediately in the Consolidated Statements of Operations. By policy, the Company has not historically entered into derivative financial instruments for trading purposes or for speculation.

      The Company's prior interest rate swap agreement had effectively modified the Company's exposure to interest risk by converting a portion of the Company's floating-rate long-term debt to a fixed rate. Based on criteria defined in SFAS 133, the interest rate swap was considered a cash flow hedge and was 100% effective. The interest rate swap was marked to market in the Consolidated Balance Sheets. The mark-to-market value of the cash flow hedge was recorded in Other Non-current Assets or Other Long-term Liabilities and the offsetting gains or losses in Accumulated Other Comprehensive Loss.

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

      Declaration of 5% Common Stock Dividend - The Company's Board of Directors, on February 1, 2008, declared a 5% stock dividend on the Company's outstanding common stock. The 5% stock dividend is payable on April 15, 2008, to stockholders of record March 28, 2008. The 5% stock dividend will increase the outstanding common shares of the Company by about 241,000 to about 5,084,000 shares.

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

      Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $371,000, $376,000, and $348,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

      Shipping and Handling Costs - The Company records shipping and handling costs within Selling, Shipping, and Advertising Expenses. Such costs amounted to about $1,538,000, $1,660,000, and $1,659,000, for the years ended December 31,
2007, 2006, and 2005, respectively.

      Advertising Expenses - Costs of advertising are expensed as incurred and amounted to approximately $175,000, $202,000, and $159,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

      Accrued Expenses - On December 31, 2007 and 2006, Accrued Expenses included accrued vacation pay and other compensation of $691,000 and $684,000, respectively. No other item amounted to greater than 5% of total current liabilities. At December 31, 2007 and 2006, Accrued Expenses included accrued expenses of discontinued operations of $318,000 and $319,000, respectively.

      Other Current Assets - On December 31, 2007 and 2006, Other Current Assets included deferred income tax assets of $623,000 and $668,000, respectively. No other item amounted to greater than 5% of total current assets.

      Stock Options - In 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. The Company has elected to apply the prospective method as permitted by SFAS No. 148. Accordingly, all options granted on and after January 1, 2003 are charged against income at their fair value. Those issued prior to adoption are accounted for on the intrinsic method in accordance with Accounting Principles Board Opinion (APB) No. 25. See
Note 9 of Notes to the Consolidated Financial Statements.

      Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                   Year Ended December 31, 2007
                                                                      Per Share
                                                    Loss     Shares     Amount
                                                  --------   ------   ---------
                                                              (2)        (2)
BASIC .........................................   $   (597)   5,067   $   (0.12)
   Effect of dilutive securities,
      stock options (1) .......................         --       --
                                                  --------   ------
DILUTED .......................................   $   (597)   5,067   $   (0.12)
                                                  ========   ======   =========

                                                   Year Ended December 31, 2006
                                                                      Per Share
                                                  Earnings   Shares    Amount
                                                  --------   ------   ---------
                                                               (2)       (2)
BASIC .........................................   $     67    5,026   $    0.01
   Effect of dilutive securities,
      stock options ...........................         --       40
                                                  --------   ------
DILUTED .......................................   $     67    5,066   $    0.01
                                                  ========   ======   =========

                                                   Year Ended December 31, 2005
                                                                      Per Share
                                                    Loss     Shares    Amount
                                                  --------   ------   ---------
                                                               (2)       (2)
BASIC .........................................   $   (333)   4,999   $   (0.07)
   Effect of dilutive securities,
      stock options (1) .......................         --       --
                                                  --------   ------
DILUTED .......................................   $   (333)   4,999   $   (0.07)
                                                  ========   ======   =========

      (1) The stock options were anti-dilutive for the years ended December 31, 2007 and 2005 and, therefore, were excluded from the calculation and reconciliation of Diluted Earnings (Loss) per Common Share for those years. The numbers of potentially anti-dilutive securities were 11,000 and 46,000 in the years ended December 31, 2007 and 2005, respectively.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2008.

      At December 31, 2007, the Company had outstanding approximately 5,084,000 shares of common stock, after the 5% stock dividend declared on February 1, 2008.

Recent Accounting Pronouncements

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial position, cash flows, and results of operations.

      In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
          --------------------------------------------------------------------
Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108
--------------------------------------------------
provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's financial position, cash flows, and results of operations.

      In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for
                                                        ------------------------
Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS
----------------------------------------------------------------------------
Nos. 87, 88, 106 and 132("R")" ("SFAS 158"). SFAS 158 requires the recognition
-------------------------------------------
of the funded status of its defined benefit pension in the balance sheet with changes in the funded status recognized through comprehensive income in the year in which such changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. See Note 6 for further analysis of the Company's adoption of SFAS 158.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
                                                        -----------------------
("SFAS 157"), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 established a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, cash flows, and results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
                                                       -------------------------
Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities
------------------------------------------------------
to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the fiscal years ending after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's financial position, cash flows, and results of operations.

      The Company does not anticipate the adoption of other recently issued accounting pronouncements to have a significant impact on the Company's financial position, cash flows, and results of operations.

Note 2. INCOME TAXES:

      At December 31, 2007, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $4,757,000, expiring as follows: $1,478,000 in 2010 to 2012; $1,379,000 in 2018 to 2020; and $1,900,000
in 2021 to 2027. The Company also had available federal and state alternative minimum tax credit carryforwards of approximately $113,000.

      The income tax expenses (benefits), consisted of the following (in thousands):

                                                        Year Ended December 31,
                                                         2007     2006     2005
                                                        -----    -----    -----
Current:
   Federal ..........................................   $  (1)   $  --    $  --
   State ............................................      13       20       38
   Foreign ..........................................      (5)      72       28
                                                        -----    -----    -----
                                                            7       92       66
                                                        -----    -----    -----
Deferred:
   Federal ..........................................    (206)      76     (212)
   State ............................................     (36)      60      (23)
   Foreign ..........................................      (2)      (6)      --
                                                        -----    -----    -----
                                                         (244)     130     (235)
                                                        -----    -----    -----
Income tax expenses (benefits), net .................   $(237)   $ 222    $(169)
                                                        =====    =====    =====

      Current income taxes in the years ended December 31, 2007, 2006, and 2005, were presented net of credits of $17,000, $17,000, and $16,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109.

      The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax expense (benefits) was as follows (in thousands):

                                                        Year Ended December 31,
                                                         2007     2006     2005
                                                        -----    -----    -----
Tax expense amount computed using statutory rate ....   $(284)   $  99    $(170)
State taxes, net of federal benefit .................     (23)       4       10
Operations outside the US ...........................      (7)      11       (3)
Discontinued operations and other ...................      77      108       (6)
                                                        -----    -----    -----
   Income tax expenses (benefits), net ..............   $(237)   $ 222    $(169)
                                                        =====    =====    =====

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                  December 31,
                                                                  2007     2006
                                                                ------   ------
Deferred income tax assets:
   Inventories, principally due to additional costs
      inventoried for tax purposes pursuant to the Tax
      Reform Act of 1986 and valuation reserves for
      financial reporting purposes ..........................   $  140   $  128
   Compensation and compensated absences, principally
      due to the accrual for financial reporting purposes ... 246 249 Accrual of projected environmental costs, principally
      related to Prometcor's compliance with NJDEP ..........      199      199
   Net operating loss carryforwards .........................    2,086    1,731
   Alternative minimum tax credit carryforwards .............      113      113
   Unrecognized net loss on pension plan ....................      901      841
   Other ....................................................      351      400
                                                                ------   ------
      Total gross deferred income tax assets ................    4,036    3,661
      Less valuation allowance ..............................      163      135
                                                                ------   ------
      Net deferred income tax assets ........................    3,873    3,526
                                                                ------   ------
Deferred income tax liabilities:
   Pension expense, due to contributions in excess of
      net accruals ..........................................    1,044    1,036
   Other ....................................................      131       70
                                                                ------   ------
      Total gross deferred income tax liabilities ...........    1,175    1,106
                                                                ------   ------
      Net deferred income taxes .............................   $2,698   $2,420
                                                                ======   ======

      A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $4,460,000 in the years prior to the expiration of the net operating loss carryforwards in 2027. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. A portion of the deferred income tax assets is the result of a tax planning strategy for state income tax purposes of merging certain of the Company's subsidiaries resulting in realization of net operating loss carryforwards.

      The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

                                                                   December 31,
                                                                  2007     2006
                                                                ------   ------
Current:
   Other current assets .....................................   $  424   $  469
   Current assets of discontinued operations ................      199      199
                                                                ------   ------
   Total current ............................................      623      668
                                                                ------   ------
Long-Term:
   Other assets .............................................    1,332      927
   Other assets of discontinued operations ..................      743      825
                                                                ------   ------
   Total long-term: .........................................    2,075    1,752
                                                                ------   ------
Total net deferred income tax assets ........................   $2,698   $2,420
                                                                ======   ======

      On January 1, 2007, the Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB
 ----------------------------------------------------------------------
Statement No. 109". Implementation of FIN 48 did not result in a cumulative
-----------------
effect adjustment to retained earnings.

      The Company's policy is to report interest and penalties, if any, related to income taxes in Interest Expense and General and Administrative Expenses, respectively.

Note 3.  SHORT-TERM DEBT:

      Composition (in thousands):

                                                                   December 31,
                                                                  2007     2006
                                                                ------   ------
Revolving loans, CIT (a) ....................................   $2,596   $2,143
Note Payable, Bank of the West (b) ..........................      500       --
Other (c) ...................................................       30       --
                                                                ------   ------
                                                                $3,126   $2,143
                                                                ======   ======

      (a) On July 31, 2006, the Company, RCPC, Ronson-Canada, and Ronson Aviation entered into a financing agreement (the "Financing Agreement") for RCPC, Ronson Aviation, and Ronson-Canada. The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the original amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The revolving line of credit carries an interest rate of prime plus one half (7.75% in the U.S. and 6.50% in Canada at December 31, 2007) and the two term loans carry interest at the rate of prime plus 3% (10.25% at December 31, 2007). The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries. Amounts advanced under the Financing Agreement are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

      The Financing Agreement includes covenants and other terms and provisions typical for agreements of its kind. The revolving line of credit is for a period of three years. In conjunction with one of the CIT term loans in the original amount of $750,000, Mr. Louis V. Aronson II, the Company's President and CEO, provided a secured limited personal guaranty of $250,000 to CIT.

      The proceeds from the CIT revolving loan and term loans were utilized to repay all amounts outstanding under the Company's prior revolving loan and mortgage loan agreements. The new CIT financing also provided additional loan availability to the Company of about $600,000.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2007, the Company's subsidiaries had unused borrowings available at December 31, 2007 of about $328,000 under the CIT line of credit described above. (Refer to Note 4 below for information regarding the book value of assets pledged as collateral for the debt above.)

      At December 31, 2007, CIT provided the Company with a waiver of covenant violations due to failure by the Company to meet a fixed charge coverage ratio for the three months ended December 31, 2007 and because total purchases of property, plant and equipment in the year ended December 31, 2007 exceeded the maximum permitted in the Financing Agreement.

      (b) On October 22, 2007, Ronson Aviation entered into a loan agreement with Bank of the West in the amount of $500,000. The loan is to be paid in one principal payment on May 1, 2008. The loan carries interest at the bank's prime rate plus 0.75% (8.0% at December 31, 2007). The loan is guaranteed by the Company and EPIC Aviation, LLC ("EPIC") (refer to Note 4 below).

      (c) Refer to Note 14. Related Party Transactions below.

      At December 31, 2007, the weighted average interest rate for the total short-term debt was 7.62%.

Note 4. LONG-TERM DEBT:

      Composition (in thousands):

                                                                  December 31,
                                                                  2007     2006
                                                                ------   ------
Mortgage loan payable, Capital One (a) ......................   $2,160   $2,195
Note payable, lessor (b) ....................................      189      220
Term notes payable, CIT (c) .................................      689      882
Note payable, supplier (d) ..................................      440       --
Term notes payable, other ...................................       42       71
                                                                ------   ------
                                                                 3,520    3,368
Less portion in current liabilities .........................      423      285
                                                                ------   ------
Balance of long-term debt ...................................   $3,097   $3,083
                                                                ======   ======

      (a) On September 27, 2006, RCPC entered into a mortgage loan agreement with Capital One for $2,200,000. The mortgage loan is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. The interest rate has been 6.81% and was payable in monthly installments of $15,422, including interest, with a final installment of approximately $1,697,000, plus interest, on November 1, 2016.

      At December 31, 2007, Capital One provided the Company with a waiver of a covenant violation due to the failure by the Company to meet a debt service coverage ratio for the year ended December 31, 2007. In connection with the waiver, effective April 1, 2008, the interest rate on the mortgage loan has been increased to 8.00%, monthly installments have been increased to $17,081, the final installment on November 1, 2016 increased to $1,751,000, and the debt service coverage ratio was modified.

      (b) As part of the lease agreement for its new warehouse, effective March 1, 2004, RCPC entered into a term note payable to the lessor in the original amount of $440,000. The note bears interest at the rate of 8.25% and is payable in monthly installments of $3,787 including interest through February 2013. The note is secured by the leasehold improvements in the warehouse.

      (c) The Equipment and Trademark term loan balances with CIT, referred to in Note 3 above, were $143,000 and $546,000, respectively, at December 31, 2007.

      (d) Effective May 31, 2007, Ronson Aviation entered into a subordinated loan agreement dated May 30, 2007, with EPIC, Ronson Aviation's aircraft fuel supplier, for up to $500,000 in order to complete the construction of a new 19,200 sq. ft. aircraft storage hangar. The loan is secured by the aircraft hangar which also secures the guaranty of the short-term debt referred to in
Note 3(b) above, and is guaranteed by the Company. The loan bears interest at the rate of 6.0% per annum, is payable through application of a $.0725 per gallon surcharge on all fuel purchased by Ronson Aviation from EPIC with a final payment due no later than June 5, 2013, and is subordinated to the Company's facilities with CIT.

      At December 31, 2007, fixed assets with a net book value of $5,181,000, accounts receivable and inventories of $4,878,000, and other noncurrent assets with a net book value of $355,000 were pledged as collateral for the debt detailed in Notes 3 and 4 above.

      Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $3,100,000 at December 31, 2007, substantially all of which were restricted as to transfer to the Company and its subsidiaries due to various covenants of their debt agreements at December 31, 2007.

      Long-term debt matures as follows: 2008, $423,000; 2009, $407,000; 2010,
$401,000; 2011, $270,000; 2012, $102,000; and 2013-2017, $1,917,000.

Note 5. LEASE OBLIGATIONS:

      Lease expenses consisting principally of office and warehouse rentals, totaled $604,000, $573,000, and $601,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

      At December 31, 2007, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                              Operating   Capitalized
                                                      Total   Leases      Leases
                                                     ------   ---------   -----------
Year Ending December 31:
2008 .............................................   $  744    $  459        $ 285
2009 .............................................      574       336          238
2010 .............................................      429       232          197
2011 .............................................      219       162           57
2012 .............................................      138       138           --
2013 .............................................       57        57           --
                                                     ------    ------        -----
Total obligations ................................   $2,161    $1,384          777
                                                     ======    ======
   Less: Amount representing interest ............                              78
                                                                             -----
Present value of capitalized lease obligations ...                           $ 699
                                                                             =====

      Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                                              December 31,
                                                              2007     2006
                                                            ------   ------
Machinery and equipment .............................       $1,499   $1,483
Less accumulated amortization .......................          335      220
                                                            ------   ------
                                                            $1,164   $1,263
                                                            ======   ======

      The Company has accounted for step rent provisions so that rent abatements are amortized over the life of the lease on a straight-line basis. The amount due under escalation charges (which are all related to operating expenses, real estate taxes and utilities) are expensed as incurred and included in minimum lease payments. The capital improvements funding provided to the Company by the lessor for the Company's South Brunswick, New Jersey warehouse, was capitalized in leasehold improvements and the debt included in long-term debt as reported in
Note 4 above.

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

      Plan assets primarily included common stocks (70%), fixed income securities (13%), 241,033 shares of common stock of the Company (8%), a guaranteed annuity contract (5%), and cash and money market accounts (4%). The stock of the Company held by the Plan was valued at $371,000 and $445,000 at December 31, 2007 and 2006, respectively.

      The benefit obligations below are equal to the accumulated benefit obligations. The following table sets forth the plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                        Year Ended December 31,
                                                              2007     2006
                                                            ------   ------
Change in Benefit Obligation:
   Benefit obligation at beginning of year ..........       $4,678   $4,764
   Service cost .....................................           24       26
   Interest cost ....................................          257      262
   Actuarial loss ...................................           19       60
   Benefits paid ....................................         (451)    (434)
                                                            ------   ------
   Benefit obligation at end of year ................        4,527    4,678
                                                            ------   ------
Change in Plan Assets:
   Fair value of plan assets at beginning of year ...        4,961    4,053
   Actual return on plan assets .....................          (74)     598
   Employer contributions ...........................          238      744
   Benefits paid ....................................         (451)    (434)
                                                            ------   ------
   Fair value of plan assets at end of year .........        4,674    4,961
                                                            ------   ------
   Funded status at end of year .....................       $  147   $  283
                                                            ======   ======

Amounts recognized in the Consolidated Balance Sheets consist of:

   Noncurrent Assets ................................       $  147   $  283
                                                            ------   ------
   Net amount recognized ............................       $  147   $  283
                                                            ======   ======

      The weighted-average assumptions used in the benefit obligations were as follows:

                                                        Year Ended December 31,
                                                              2007    2006
                                                              ----    ----
Discount rate .......................................         5.92%    5.5%

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                        Year Ended December 31,
                                                          2007    2006     2005
                                                        ------   -----   ------
Components of net periodic benefit cost:
   Service cost .....................................   $   24   $  26   $   31
   Interest cost ....................................      257     262      266
   Expected return on plan assets ...................     (273)   (202)    (191)
   Amortization of prior service cost ...............        5       5        6
   Recognized net actuarial loss ....................      213     255      226
                                                        ------   -----   ------
   Net pension expense ..............................   $  226   $ 346   $  338
                                                        ======   =====   ======

      The detail of amounts included in Accumulated Other Comprehensive Loss is included in Note 12, Accumulated Other Comprehensive Loss.

      The weighted average assumptions used in computing the net period benefit cost were as follows:

                                                        Year Ended December 31,
                                                          2007    2006     2005
                                                        ------   -----   ------
Discount rate .......................................      5.5%    5.5%     5.5%
Expected long-term rate of return on plan assets ....      5.5%    5.0%     5.0%

      The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 are $239,000 and $5,000, respectively. The estimated prior service cost for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 is $1,000.

      Contributions to the pension plan during 2008 are expected to be approximately $129,000.

      Investment objectives for the Company's U.S. plan assets are to:

      (1) optimize the long-term return on plan assets at an acceptable level of risk;

      (2)   maintain diversification across asset classes;

      (3)   maintain control of the risk level within each asset class; and

      (4)   focus on a long-term return objective.

      The Plan engages investment managers to manage the Plan's investments in equities, other than in the Company's stock and fixed income securities. Investment guidelines are established with each investment manager. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures, or option contracts, as well as from short selling of securities. The Company does not expect to make further investments in the guaranteed annuity contract or in the stock of the Company. To determine the expected long-term rate of return assumption on plan assets, the Company uses a conservative estimate of future returns.

      The benefit payments expected to be paid in the next ten years, in thousands, are as follows:

      2008              $   452
      2009                  444
      2010                  442
      2011                  440
      2012                  440
      2013-2017           2,141

      The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $64,000, $62,000, and $62,000 for this plan were recorded in 2007, 2006, and 2005, respectively.

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

      The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2007, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

      The long-term portion of the environmental liability related to Prometcor was discounted at the rate of 6% per annum. The aggregate undiscounted amount was approximately $273,000 as compared to the discounted amount of $181,000. The current portion, which would be expended in the year a plan is approved by the NJDEP, is $317,000. The undiscounted amount of the long-term portion is expected to be expended at the rate of about $24,000 in the first year following the approval by the NJDEP of a plan; about $11,000/year for an additional eighteen years; and about $10,000/year for an additional ten years.

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

      The Company has an employment contract with an officer of the Company which expires on December 31, 2009. Base salary in the years 2008 and 2009 are $544,341 and $563,393, respectively, with future increases subject to the Company reporting operating earnings in the year prior to each increase. The base salary in 2007 reflects a 5% reduction offered and accepted by Mr. Louis V. Aronson effective November 16, 2007; a 7% reduction offered and accepted by Mr. Louis V. Aronson effective October 1, 2005; and the increases due to Mr. Aronson under the terms of the contract on January 1, 2008, January 1, 2007, and January 1, 2006, were waived by him. The contract also provides for additional compensation and benefits, including a death benefit equal to two years' salary. The Company has purchased term life insurance for which the Company is the sole beneficiary to provide coverage for a substantial portion of the potential death benefit.

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

Note 9. STOCK OPTIONS:

      The Company has two incentive stock option plans which provide for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers, directors and other key employees of the Company and its subsidiaries at not less than 100% of the fair market value on the date on which options are granted. On November 27, 2001, the stockholders approved the adoption of the Company's 2001 Incentive Stock Option Plan which provides for the grant of options for up to 175,888 shares of common stock. In August 1996 the stockholders approved the adoption of the Company's 1996 Incentive Stock Option Plan which provides for the grant of options for up to 140,709 shares of common stock. Options may no longer be granted under the 1996 Incentive Stock Option Plan. Options granted under the plans are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

                                                     Year Ended December 31,
                                                      2007      2006      2005
                                                   -------   -------   -------
Risk-free interest rate                               3.44%     4.69%     4.31%
Dividend yield                                           0%        0%        0%
Volatility factor - expected market price of
  Company's common stock                              0.67      0.63      0.46
Weighted average expected life of options          5 years   5 years   5 years

      A summary of the Company's stock option activity and related information for the three years ended December 31, 2007, were as follows:

                                                                        Weighted
                                                       Number of        Average
                                                        Options      Exercise Price
                                                       ---------     --------------
Outstanding at 12/31/04 ................                111,378         $ 0.850
  Expired ..............................                (13,628)        $ 0.850
                                                        -------

Outstanding at 12/31/05 ................                 97,750         $ 0.851
  Exercised ............................                (55,882)        $ 0.852
  Expired ..............................                 (7,739)        $ 0.856
                                                        -------

Outstanding at 12/31/06 ................                 34,129         $ 0.849
  Granted ..............................                 11,026         $ 1.846
  Exercised ............................                (28,478)        $ 0.849
  Expired ..............................                 (5,651)        $ 0.849
                                                        -------

Outstanding at 12/31/07 ................                 11,026         $ 1.846
                                                        =======         =======

Exercisable at 12/31/07 ................                 11,026         $ 1.846
                                                        =======         =======

      Weighted average fair value of options granted during the year for options on which the exercise price:

      Equals the market price on the grant date          $8,868
      Exceeds the market price on the grant date            N/A

      The exercise price for options outstanding as of December 31, 2007, was $1.846 per share. The weighted average contractual life of those options was 4.0 years.

Note 10. STATEMENTS OF CASH FLOWS:

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                        Year Ended December 31,
                                                        2007      2006      2005
                                                        ----      ----      ----
Cash Payments for:
   Interest                                             $629      $502      $397
   Income taxes                                           87       152        30

Financing & Investing Activities Not Affecting Cash:
   Capital lease obligations incurred                     14        49       373
   Equipment financed by seller                           --        55        47

Note 11. INDUSTRY SEGMENTS INFORMATION:

      The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

      The consumer products segment produces packaged fuels, flints, refillable lighters and ignitors, torches, a candle, a penetrant spray lubricant, and a spot remover, which are distributed through distributors, food brokers, mass merchandisers, drug chains, convenience stores, and automotive and hardware representatives. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States and Canada.

      The aviation services segment represents the fueling and servicing of fixed wing aircraft and helicopters, and rental of hangar and office space. The aircraft product and services are sold through Company sales personnel. Ronson Aviation provides a wide range of general aviation services to the general public and to government agencies located in the vicinity of its facilities in Trenton, New Jersey.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss before intercompany charges and income taxes.

Financial information by industry segment is summarized below (in thousands):

                                                             2007      2006      2005
                                                          -------   -------   -------
Net sales:
  Consumer Products ...................................   $13,883   $16,870   $15,664
  Aviation Services ...................................    12,363    12,374    10,899
                                                          -------   -------   -------
    Consolidated ......................................   $26,246   $29,244   $26,563
                                                          =======   =======   =======

Earnings (loss) before interest, other items,
  and intercompany charges:
  Consumer Products ...................................   $   269   $ 1,243   $ 1,347
  Aviation Services ...................................     1,612     1,660     1,435
                                                          -------   -------   -------
  Total Reportable Segments ...........................     1,881     2,903     2,782
  Corporate and others ................................    (1,815)   (1,719)   (1,799)
  Other charges .......................................       (28)      (91)      (95)
                                                          -------   -------   -------
    Consolidated ......................................   $    38   $ 1,093   $   888
                                                          =======   =======   =======

Interest expense:
  Consumer Products ...................................   $   406   $   290   $   195
  Aviation Services ...................................        44        24        50
                                                          -------   -------   -------
  Total Reportable Segments ...........................       450       314       245
  Corporate and others ................................        83       162       228
                                                          -------   -------   -------
    Consolidated ......................................   $   533   $   476   $   473
                                                          =======   =======   =======

Depreciation and amortization:
  Consumer Products ...................................   $   498   $   412   $   379
  Aviation Services ...................................       193       199       324
                                                          -------   -------   -------
  Total Reportable Segments ...........................       691       611       703
  Corporate and others ................................        49        45        35
                                                          -------   -------   -------
    Consolidated ......................................   $   740   $   656   $   738
                                                          =======   =======   =======

Earnings (loss) before intercompany charges and taxes:
  Consumer Products ...................................   $  (254)  $   946   $ 1,126
  Aviation Services ...................................     1,539     1,606     1,381
                                                          -------   -------   -------
  Total Reportable Segments ...........................     1,285     2,552     2,507
  Corporate and others ................................    (2,091)   (2,172)   (2,272)
  Other charges .......................................       (28)      (91)      (95)
  Nonrecurring loss ...................................        --        --      (642)
                                                          -------   -------   -------
    Consolidated ......................................   $  (834)  $   289   $  (502)
                                                          =======   =======   =======

Segment assets:
  Consumer Products ...................................   $ 7,829   $ 7,640   $ 7,224
  Aviation Services ...................................     5,302     4,506     2,745
                                                          -------   -------   -------
  Total Reportable Segments ...........................    13,131    12,146     9,969
  Corporate and others ................................     1,329     1,550     1,594
  Discontinued operations .............................       941     1,024     1,092
                                                          -------   -------   -------
    Consolidated ......................................   $15,401   $14,720   $12,655
                                                          =======   =======   =======

Segment expenditures for long-lived assets:
  Consumer Products ...................................   $   118   $   155   $   625
  Aviation Services ...................................       990     2,032       379
                                                          -------   -------   -------
  Total Reportable Segments ...........................     1,108     2,187     1,004
  Corporate and others ................................         3       102        13
                                                          -------   -------   -------
    Consolidated ......................................   $ 1,111   $ 2,289   $ 1,017
                                                          =======   =======   =======

      Geographic information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                                                            Year Ended December 31,
                                                             2007      2006      2005
                                                          -------   -------   -------
Net sales (1):
  United States .......................................   $23,892   $25,831   $24,580
  Canada ..............................................     2,047     1,949     1,635
  Other foreign countries .............................       307     1,464       348
                                                          -------   -------   -------
                                                          $26,246   $29,244   $26,563
                                                          =======   =======   =======

                                                               December 31,
                                                             2007      2006
                                                          -------   -------
Long-lived assets:
  United States .......................................   $ 6,267   $ 5,732
  Canada ..............................................        51        40
                                                          -------   -------
                                                          $ 6,318   $ 5,772
                                                          =======   =======

      (1) Net sales are attributed to countries based on location of customer.

      Information regarding the Company's net sales by product category was as follows (in thousands):

                                                            Year Ended December 31,
                                                             2007      2006      2005
                                                          -------   -------   -------
Packaged fuels, flints, lighters and torches ..........   $13,831   $16,803   $15,574
Other consumer products ...............................        52        67        90
Aircraft ..............................................     1,269     1,796        --
Charter services (2) ..................................        --        --       358
Aviation fuels and other aviation products and
   services ...........................................    11,094    10,578    10,541
                                                          -------   -------   -------
                                                          $26,246   $29,244   $26,563
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

      For the years ended December 31, 2006 and 2005, Net Sales which amounted to approximately $3,809,000 and $3,697,000, respectively, of Consolidated Net Sales were made by Ronson Consumer Products to one customer. As of December 31, 2007 and 2006, accounts receivable from that customer amounted to approximately 13% and 29%, respectively, of Consolidated Accounts Receivable. No customer accounted for more than 10% of Net Sales for the year ended December 31, 2007, and no other customer accounted for more than 10% of Consolidated Accounts Receivable at December 31, 2007 and 2006.

Note 12. ACCUMULATED OTHER COMPREHENSIVE LOSS:

      Comprehensive loss (income) is included in the Statements of Consolidated Stockholders' Equity. The components of Accumulated Other Comprehensive Loss as shown on the Consolidated Balance Sheets were as follows (in thousands):

                                         Foreign                                           Accumulated
                                         Currency       Net      Prior         Cash           Other
                                       Translation   Pension    Service    Flow Hedging   Comprehensive
                                       Adjustments     Loss       Cost      Adjustment        Loss
                                       -----------   -------   ---------   ------------   -------------
Balance at December 31, 2004 .......      $(51)      $ 1,482     $ --          $ 10          $1,441
Current period loss (gain) .........       (17)          454       --           (37)            400
Recognized as components of net
  periodic benefit cost ............        --          (226)      --            --            (226)
Income tax expense (benefit) .......         7           (91)      --            14             (70)
                                          ----       -------     ----          ----          ------
Balance at December 31, 2005 .......       (61)        1,619       --           (13)          1,545
Adjustment to initially apply FASB
  Statement No. 158 ................        --            --       65            --              65
Current period loss (gain) .........        81          (335)      --            21            (233)
Recognized as components of net
  periodic benefit cost ............        --          (257)      --            --            (257)
Income tax expense (benefit) .......       (33)          236      (26)           (8)            169
                                          ----       -------     ----          ----          ------
Balance at December 31, 2006 .......       (13)        1,263       39            --           1,289
Current period loss (gain) .........       (46)          365       (8)           --             311
Recognized as components of net
  periodic benefit cost ............        --          (213)      (6)           --            (219)
Income tax expense (benefit) .......        18           (61)       7            --             (36)
                                          ----       -------     ----          ----          ------
Balance at December 31, 2007 .......      $(41)      $ 1,354     $ 32          $ --          $1,345
                                          ====       =======     ====          ====          ======

Note 13. CONCENTRATIONS:

      During 2007 and at December 31, 2007, the Company and three of its subsidiaries had cash deposits in banks in excess of FDIC and CDIC insured limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

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

Note 14. RELATED PARTY TRANSACTIONS:

      Prior to 2005, Mr. Carl W. Dinger III, a minority shareholder, entered into a consulting agreement and an option agreement with the Company whereby Mr. Dinger would provide certain consulting services. The option and consulting agreements expired July 7, 2007 and were not renewed. Notwithstanding, Mr. Dinger received compensation for these services in the amounts of $39,060, $78,120, and $84,000 during the years ended December 31, 2007, 2006, and 2005, respectively.

      In addition, Mr. Dinger had granted the Company an option to acquire his shares in the Company. For the years 2007, 2006, and 2005, the option cost was $4,000 a month. Effective January 1, 2005, Mr. Dinger owned 590,082 shares of the Company, for which Mr. Dinger would receive $5.35 per share as the exercise price. Mr. Dinger had also granted the Company's Board of Directors an irrevocable proxy to vote these shares during the term of the option. The Company's cost for the option agreement was $24,000, $48,000, and $48,000 during each of the years ended December 31, 2007, 2006, and 2005, respectively.

      The Company incurred costs for consulting services under an agreement with a director of the Company (two in 2006 and three in 2005) of $24,000, $31,000, and $112,000, in the years ended December 31, 2007, 2006 and 2005, respectively. The Company incurred costs for printing services from Michael Graphics, Inc., of $62,000, $67,000, and $57,000 in the years ended December 31, 2007, 2006, and
2005, respectively. A greater than 10% shareholder of Michael Graphics, Inc., is the son-in-law of the Company's president.

      In the third quarter of 2007, the Company's President and CEO provided a loan to the Company of $30,000, due on demand with interest at the prime rate.

Note 15. QUARTERLY FINANCIAL DATA:

      Presented below is a schedule of selected quarterly consolidated financial information for each of the two years in the period ending December 31, 2007.

(Dollars in thousands, except per share amounts)

                                                                 First      Second       Third      Fourth       Total
                                                               Quarter     Quarter     Quarter     Quarter        Year
                                                              --------    --------    --------    --------    --------
Year Ended December 31, 2007
----------------------------

Net sales                                                     $  6,097    $  6,543    $  6,606    $  7,000    $ 26,246
Gross Profit (a)                                              $  1,939    $  1,850    $  1,806    $  2,130    $  7,725
Net loss                                                      $    (92)   $   (245)   $   (198)   $    (62)   $   (597)
Loss per share
   Basic                                                      $  (0.02)   $  (0.05)   $  (0.04)   $  (0.01)   $  (0.12)
   Diluted                                                    $  (0.02)   $  (0.05)   $  (0.04)   $  (0.01)   $  (0.12)
Other income (expense) included in net loss (b), (c)          $     21    $      5    $    (37)   $     (6)   $    (17)

Year Ended December 31, 2006
----------------------------

Net sales                                                     $  7,342    $  7,841    $  7,488    $  6,573    $ 29,244
Gross Profit (a)                                              $  2,237    $  2,385    $  2,071    $  2,277    $  8,970
Net earnings (loss)                                           $     78    $     25    $     51    $    (87)   $     67
Earnings (loss) per share
   Basic                                                      $   0.02    $   0.00    $   0.01    $  (0.02)   $   0.01
   Diluted                                                    $   0.02    $   0.00    $   0.01    $  (0.02)   $   0.01
Other (expense) included in net earnings (loss) (b), (c)      $    (18)   $    (24)   $     (6)   $     (7)   $    (55)

(a) Net Sales, less Cost of Sales, less a portion of Depreciation and Amortization

(b)   Items are presented net of income tax effect

(c) The costs included in the 2007 and 2006 quarters were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same shareholder

FORM 10-K -- ITEM 15 (a) (2) and (d)

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

LIST OF FINANCIAL STATEMENT SCHEDULES

      Schedule I    Condensed Financial Information of Company

      Schedule II   Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Ronson Corporation:

Under date of March 27, 2008, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2007 as contained in the annual report on Form 10-K for the year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 27, 2008

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS
   (dollars in thousands)

                                                               December 31,
                                                           --------------------
                                                             2007        2006
                                                           --------    --------
                         ASSETS
                         ------

CURRENT ASSETS:
Cash ...................................................   $     22    $     10
Other current assets ...................................        201         288
                                                           --------    --------
      Total Current Assets .............................        223         298

Property, plant, and equipment .........................        267         266
Less accumulated depreciation and amortization .........        200         173
                                                           --------    --------
                                                                 67          93
Other assets ...........................................      4,588       5,355
                                                           --------    --------
TOTAL ASSETS ...........................................   $  4,878    $  5,746
                                                           ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
Short-term debt ........................................   $     30    $     --
Current portion of long-term debt ......................         19          18
Accounts payable .......................................        478         257
Other current liabilities ..............................        234         217
                                                           --------    --------
      Total Current Liabilities ........................        761         492

Long-term debt .........................................          9          27
Other long-term liabilities ............................      1,121       1,601

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock ...........................................      5,173       5,144
Additional paid-in capital .............................     29,997      30,012
Accumulated deficit ....................................    (29,241)    (28,644)
Accumulated other comprehensive loss ...................     (1,345)     (1,289)
                                                           --------    --------
                                                              4,584       5,223
Less cost of treasury shares:
   2006 and 2005, 84,799 ...............................      1,597       1,597
                                                           --------    --------
                                                              2,987       3,626
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $  4,878    $  5,746
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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS
   (dollars in thousands)

                                                               Year Ended December 31,
                                                           ------------------------------
                                                             2007        2006      2005
                                                           --------    --------   -------
Management administration (from wholly owned subsidiaries
   eliminated in consolidation) .........................  $  2,373    $  2,380   $ 1,586
                                                           --------    --------   -------

Costs and expenses:
   General and administrative expenses ..................     1,843       1,810     1,893
   Interest expense (includes intercompany interest
     expense of $1, $75 and $100 in 2007, 2006 and 2005,
     respectively, eliminated in consolidation) .........        83         162       228
   Non-operating expense - net ..........................       192         291       296
                                                           --------    --------   -------
                                                              2,118       2,263     2,417
                                                           --------    --------   -------

EARNINGS (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET
   EARNINGS (LOSS) OF SUBSIDIARIES ......................       255         117      (831)

Income tax provisions (benefit) .........................       157          69      (367)

Equity in net earnings (loss) of subsidiaries ...........      (695)         19       131
                                                           --------    --------   -------
NET EARNINGS (LOSS) .....................................  $   (597)   $     67   $  (333)
                                                           ========    ========   =======

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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
      (dollars in thousands)

                                                                Year Ended December 31,
                                                               -------------------------
                                                                2007     2006     2005
                                                               ------   ------   -------
Cash Flows from Operating Activities:
Net earnings (loss) ........................................   $ (597)  $   67   $  (333)
Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Equity in net (earnings) loss of subsidiaries ...........      695      (19)     (131)
   Depreciation and amortization ...........................       49       45        35
   Stock option expense ....................................       12       --        --
   Deferred income tax expenses (benefit) ..................       60      164      (214)
   Increase (decrease) in cash from changes in
     current assets and current liabilities ................      325     (232)      (77)
   Increase in net advances to (from) subsidiaries .........     (441)     435     1,352
   Net change in pension-related accounts ..................      (17)    (429)     (538)
   Other ...................................................      (86)      35        37
                                                               ------   ------   -------
     Net cash provided by operating activities .............       --       66       131
                                                               ------   ------   -------
Cash Flows from Investing Activities:
Capital expenditures .......................................       (3)     (48)      (13)
Proceeds from disposal of property, plant & equipment ......       --       12        --
                                                               ------   ------   -------
     Net cash used in investing activities .................       (3)     (36)      (13)
                                                               ------   ------   -------
Cash Flows from Financing Activities:
Proceeds from short-term debt ..............................       30       --        --
Proceeds from issuance of common stock .....................       26       47        --
Payments of long-term debt .................................      (17)     (19)      (21)
Payments of dividends ......................................       --       --       (84)
Cost of stock option agreement .............................      (24)     (48)      (48)
                                                               ------   ------   -------
     Net cash provided by (used in) financing activities ...       15      (20)     (153)
                                                               ------   ------   -------
Net increase (decrease) in cash ............................       12       10       (35)

Cash at beginning of year ..................................       10       --        35
                                                               ------   ------   -------

Cash at end of year ........................................   $   22   $   10   $    --
                                                               ======   ======   =======

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION

--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A: Condensed Financial Statements.

      The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

      The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

      The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 5,083,539 and 5,054,977 were outstanding at December 31, 2007 and 2006, respectively, adjusted for a 5% stock dividend declared February 1, 2008.

NOTE B: Other Assets and Other Liabilities.

                                                                 December 31,
                                                                (in thousands)
                                                                 2007      2006
                                                              -------   -------
Other Assets
   Investment in subsidiaries                                 $ 3,549   $ 4,196
   Deferred income tax assets, net                                675       663
   Other                                                          364       496
                                                              -------   -------
                                                              $ 4,588   $ 5,355
                                                              =======   =======
Other Liabilities
   Net advances from subsidiaries                             $ 1,116   $ 1,592
   Other                                                            5         9
                                                              -------   -------
                                                              $ 1,121   $ 1,601
                                                              =======   =======

      Investment in subsidiaries was eliminated in consolidation. The net advances from subsidiaries of $1,116,000 and $1,592,000 at December 31, 2007 and 2006, respectively, were eliminated in consolidation.

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

      In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 2007, 2006 and 2005, the Company and its subsidiaries recorded the expense (benefits) of net deferred income tax assets of $(244,000), $128,000, and $(235,000), respectively, of which $60,000, $164,000, and $(214,000), respectively, were allocated to the Company.

NOTE E: Statements of Cash Flows.

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Condensed Statements of Cash Flows.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                         Additions
                                                  -----------------------
                                    Balance at    Charged to   Charged to                      Balance
                                   beginning of   costs and       other                         at end
          Description                 period       expenses     accounts     Deductions (1)   of period
-------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   Year ended 12/31/07                    $102         $(34)       $ --                $ 1        $  67
   Year ended 12/31/06                    $107         $ --        $ --                $ 5        $ 102
   Year ended 12/31/05                    $ 84         $ 48        $ --                $25        $ 107

(1)   Uncollectible accounts written off, net of recoveries.