Form 10-Q
period 2008-03-31
RONSON CORP
filed 2008-05-15
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                                 --------------

                          Commission File Number 1-1031
                                                 ------

                               RONSON CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                  22-0743290
     ----------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

       Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 469-8300
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]             Accelerated filer [ ]

Non-accelerated filer   [X]             Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 31, 2008, there were 5,083,539 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS:
               MARCH 31, 2008 AND DECEMBER 31, 2007                           3

            CONSOLIDATED STATEMENTS OF OPERATIONS:
               QUARTER ENDED MARCH 31, 2008 AND 2007                          4

            CONSOLIDATED STATEMENTS OF CASH FLOWS:
               QUARTER ENDED MARCH 31, 2008 AND 2007                          5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                14

   ITEM 4T - CONTROLS AND PROCEDURES                                         14

PART II - OTHER INFORMATION:

   ITEM 1A - RISK FACTORS                                                    15

   ITEM 6 - EXHIBITS                                                         15

SIGNATURES                                                                   16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                           (in thousands of dollars)

                                                      March 31,    December 31,
                                                        2008           2007
                                                     -----------   ------------
                                                     (unaudited)
                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $        34   $         78
   Accounts receivable, net                                1,400          1,743
   Inventories:
      Finished goods                                       2,096          2,106
      Work in process                                         61             45
      Raw materials                                          762            925
                                                     -----------   ------------
                                                           2,919          3,076
   Other current assets                                    1,283          1,291
                                                     -----------   ------------
         TOTAL CURRENT ASSETS                              5,636          6,188
                                                     -----------   ------------

Property, plant and equipment, at cost:
   Land                                                        6              6
   Buildings and improvements                              8,811          8,812
   Machinery and equipment                                 6,897          6,875
   Construction in progress                                  126            125
                                                     -----------   ------------
                                                          15,840         15,818
Less accumulated depreciation and amortization             9,645          9,500
                                                     -----------   ------------
                                                           6,195          6,318

Other assets                                               3,098          2,895
                                                     -----------   ------------
                                                     $    14,929   $     15,401
                                                     ===========   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                   $     2,807   $      3,126
   Current portion of long-term debt and leases              653            665
   Accounts payable                                        3,208          3,086
   Accrued expenses                                        1,869          1,747
                                                     -----------   ------------
         TOTAL CURRENT LIABILITIES                         8,537          8,624
                                                     -----------   ------------

Long-term debt and leases                                  3,403          3,554
Other long-term liabilities                                  235            236

STOCKHOLDERS' EQUITY:
   Common stock                                            5,173          5,173
   Additional paid-in capital                             29,997         29,997
   Accumulated deficit                                   (29,502)       (29,241)
   Accumulated other comprehensive loss                   (1,317)        (1,345)
                                                     -----------   ------------
                                                           4,351          4,584
   Less cost of treasury shares                            1,597          1,597
                                                     -----------   ------------
         TOTAL STOCKHOLDERS' EQUITY                        2,754          2,987
                                                     -----------   ------------
                                                     $    14,929   $     15,401
                                                     ===========   ============

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (in thousands of dollars, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        2008           2007
                                                     -----------   ------------

NET SALES                                            $     6,596   $      6,097
                                                     -----------   ------------
Cost and expenses:
   Cost of sales                                           4,672          4,048
   Selling, shipping and advertising                         920            925
   General and administrative                              1,015            926
   Depreciation and amortization                             159            146
   Other earnings                                             --            (35)
                                                     -----------   ------------
                                                           6,766          6,010
                                                     -----------   ------------

EARNINGS (LOSS) FROM OPERATIONS                             (170)            87
                                                     -----------   ------------

Other expense:
   Interest expense                                          141            131
   Other-net                                                 112             90
                                                     -----------   ------------
                                                             253            221
                                                     -----------   ------------

LOSS BEFORE INCOME TAXES                                    (423)          (134)

Income tax benefits                                         (162)           (42)
                                                     -----------   ------------

NET LOSS                                             $      (261)  $        (92)
                                                     ===========   ============

LOSS PER COMMON SHARE:

   Basic                                             $     (0.05)  $      (0.02)
                                                     ===========   ============

   Diluted                                           $     (0.05)  $      (0.02)
                                                     ===========   ============

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (in thousands of dollars)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2008       2007
                                                             --------   -------
Cash Flows from Operating Activities:
Net loss                                                     $   (261)  $   (92)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                  206       188
   Stock option expense                                            --         6
   Deferred income tax benefits                                  (189)      (63)
   Increase (decrease) in cash from changes in:
     Current assets and current liabilities                       752        (6)
     Other non-current assets and other long-term
       liabilities                                                (42)      (28)
   Net change in pension-related accounts                          20       (71)
   Exchange (gain) loss                                            --        --
                                                             --------   -------
         Net cash provided by (used in) operating
           activities                                             486       (66)
                                                             --------   -------

Cash Flows from Investing Activities:
   Capital expenditures                                           (35)     (356)
                                                             --------   -------
         Net cash used in investing activities                    (35)     (356)
                                                             --------   -------

Cash Flows from Financing Activities:
   Proceeds from short-term debt                                   83       514
   Payments of short-term debt                                   (402)     (192)
   Payments of long-term debt                                     (98)      (72)
   Payments of long-term lease obligations                        (65)      (68)
   Cost of stock option agreement                                  --       (12)
                                                             --------   -------
         Net cash provided by (used in) financing
           activities                                            (482)      170
                                                             --------   -------
Effect of exchange rate changes on cash and
   cash equivalents                                               (13)        4
                                                             --------   -------
Net decrease in cash and cash equivalents                         (44)     (248)

Cash and cash equivalents at beginning of period                   78       294
                                                             --------   -------

Cash and cash equivalents at end of period                   $     34   $    46
                                                             ========   =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE QUARTER ENDED MARCH 31, 2008 (UNAUDITED)
                ------------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

      Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 2008 and 2007, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2:  PER COMMON SHARE DATA
         ---------------------

      The calculation and reconciliation of Basic and Diluted Loss per Common Share were as follows (in thousands except per share data):

                                              Quarter Ended March 31,
                                 -------------------------------------------------
                                           2008                      2007
                                 -----------------------   -----------------------
                                                   Per                       Per
                                                  Share            Shares   Share
                                  Loss   Shares   Amount    Loss     (2)    Amount
                                 -----   ------   ------   -----   ------   ------
BASIC                            $(261)   5,084   $ (.05)  $ (92)   5,055   $ (.02)
                                 =====   ======   ======   =====   ======   ======
Effect of dilutive securities,
   Stock options (1)                         --                        --
                                         ------                    ------

DILUTED                          $(261)   5,084   $ (.05)  $ (92)   5,055   $ (.02)
                                 =====   ======   ======   =====   ======   ======

      (1) Stock options were anti-dilutive for the three months ended March 31, 2008 and 2007, and, therefore, were excluded from the computation and reconciliation of Diluted Loss per Common Share for those periods. The number of potentially anti-dilutive securities was 11,000 in the three months ended March 31, 2008.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2008.

Note 3:  SHORT-TERM DEBT
         ---------------

      On July 31, 2006, the Company, Ronson Consumer Products Corporation ("RCPC"), Ronson Corporation of Canada Ltd. ("Ronson-Canada"), and Ronson Aviation, Inc. ("Ronson Aviation"), entered into a financing agreement (the "Financing Agreement") with CIT Group/Commercial Services, Inc. ("CIT"). The financing facility totals $3,945,000 and is composed of a revolving line of credit of $3,000,000 and two term loans in the original amounts of $195,000 and $750,000, respectively, both to be repaid evenly over five years. The revolving line of credit carries an interest rate of prime plus one half (5.75% in the U.S. and Canada at March 31, 2008) and the two term loans carry interest at the rate of prime plus 3% (currently 8.25%). The amount available to be borrowed under the revolving line of credit is determined by reference to a "borrowing base", which is calculated based on the levels of accounts receivable and inventories of the Company's subsidiaries.

      At March 31, 2008, CIT provided the Company with a waiver of a covenant violation due to failure by the Company to meet a fixed charge coverage ratio for the twelve months ended March 31, 2008.

      On October 22, 2007, Ronson Aviation entered into a loan agreement with Bank of the West in the amount of $500,000. The loan is to be paid in one principal payment on June 1, 2008. The loan carries interest at the bank's prime rate plus 0.75% (6.0% at March 31, 2008). The loan is guaranteed by the Company and EPIC Aviation, LLC ("EPIC") (refer to Note 4 below).

Note 4:  LONG-TERM DEBT
         --------------

      On September 27, 2006, RCPC entered into a mortgage loan agreement with Capital One, N.A. ("Capital One"), formerly known as North Fork Bank for $2,200,000. The mortgage loan had a balance of $2,151,000 at March 31, 2008 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. The interest rate had been 6.81% and was payable in monthly installments of $15,422, including interest, with a final installment of approximately $1,697,000, plus interest, on November 1, 2016.

      In connection with a waiver of a covenant violation at December 31, 2007 provided to the Company by Capital One, effective April 1, 2008, the interest rate on the mortgage loan has been increased to 8.00%, monthly installments have been increased to $17,081, the final installment on November 1, 2016 increased to $1,746,000, and the debt service coverage ratio was modified.

      The Equipment and Trademark term loan balances with CIT, referred to in
Note 3 above, were $133,000 and $509,000, respectively, at March 31, 2008.

      As part of the lease agreement for its warehouse, effective March 1, 2004, RCPC entered into a term note payable to the lessor in the original amount of $440,000. The note bears interest at the rate of 8.25% and is payable in monthly installments of $3,787 including interest through February 2013. The note is secured by the leasehold improvements in the warehouse. At March 31, 2008, the total balance payable on this lease agreement was $181,000.

      Effective May 31, 2007, Ronson Aviation entered into a subordinated loan agreement dated May 30, 2007, with EPIC, Ronson Aviation's aircraft fuel supplier, for up to $500,000 in order to complete the construction of a new 19,200 sq. ft. aircraft storage hangar. The loan is secured by the aircraft hangar which also secures the guaranty of the short-term debt with Bank of the West referred to in Note 3 above, and is guaranteed by the Company. The loan bears interest at the rate of 6.0% per annum, is payable through application of a $.0725 per gallon surcharge on all fuel purchased by Ronson Aviation from EPIC with a final payment due no later than June 5, 2013, and is subordinated to the Company's facilities with CIT. The loan had a balance of $414,000 at March 31, 2008.

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

      The liability for these estimated costs and expenses as recorded in the financial statements at March 31, 2008, and December 31, 2007, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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

Financial information by industry segment is summarized below (in thousands):

                                                 Quarter Ended
                                                   March 31,
                                              -------------------
                                                2008       2007
                                              --------   --------
Net sales:
   Consumer Products                          $  3,345   $  3,558
   Aviation Services                             3,251      2,539
                                              --------   --------
      Consolidated                            $  6,596   $  6,097
                                              ========   ========

Earnings (loss) from operations:
   Consumer Products                          $   (105)  $    137
   Aviation Services                               381        390
                                              --------   --------
   Total reportable segments                       276        527
   Corporate and others                           (446)      (475)
   Other earnings                                   --         35
                                              --------   --------
      Consolidated                            $   (170)  $     87
                                              ========   ========

Earnings (loss) before
   intercompany charges and income taxes:
   Consumer Products                          $   (237)  $     (5)
   Aviation Services                               341        382
                                              --------   --------
   Total reportable segments                       104        377
   Corporate and others                           (527)      (546)
   Other earnings                                   --         35
                                              --------   --------
      Consolidated                            $   (423)  $   (134)
                                              ========   ========

Note 7:  COMPREHENSIVE INCOME
         --------------------

      Comprehensive (income) loss is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive (income) loss in financial statements and to display the accumulated balance of other comprehensive (income) loss separately in the equity section of the Consolidated Balance Sheets.

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                      Quarter Ended March 31, 2008 and 2007
                      -------------------------------------

                                          Foreign                           Accumulated
                                         Currency        Net      Prior        Other
                                        Translation    Pension   Service   Comprehensive
                                        Adjustments     Loss      Cost         Loss
                                        -----------   --------   -------   -------------
Balance at December 31, 2007            $       (41)  $  1,354   $    32   $       1,345
Current period loss                              13         --        --              13
Recognized as components of
   net periodic benefit cost                     --        (60)       (1)            (61)
Income tax expense (benefits)                    (4)        25        (1)             20
                                        -----------   --------   -------   -------------
Balance at March 31, 2008               $       (32)  $  1,319   $    30   $       1,317
                                        ===========   ========   =======   =============

Balance at December 31, 2006            $       (13)  $  1,263   $    39   $       1,289
Current period (gain)                            (4)        --        --              (4)
Recognized as components of
   net periodic benefit cost                     --        (53)       (1)            (54)
Income tax expense                                2         22         1              25
                                        -----------   --------   -------   -------------
Balance at March 31, 2007               $       (15)  $  1,232   $    39   $       1,256
                                        ===========   ========   =======   =============

Note 8:  STATEMENTS OF CASH FLOWS
         ------------------------

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                  Quarter Ended
                                                                    March 31,
                                                                  --------------
                                                                   2008    2007
                                                                  -----   ------
Cash Payments for:
      Interest                                                    $ 146   $ 154
      Income Taxes                                                   --      --

Financing & Investing Activities
   Not Affecting Cash: None

Note 9:  RETIREMENT PLANS
         ----------------

      The Company's Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

                                                                  Quarter Ended
                                                                    March 31,
                                                                  --------------
                                                                   2008    2007
                                                                  -----   -----
Service cost                                                      $   5   $   6
Interest cost                                                        67      64
Expected return on plan assets                                      (64)    (68)
Recognized actuarial losses                                          60      53
Recognized prior service cost                                         1       1
                                                                  -----   -----
Net pension expense                                               $  69   $  56
                                                                  =====   =====

      Contributions to the pension plan during 2008 are expected to be as follows (in thousands):

Paid in the three months ended March 31, 2008                            $   48
Expected to be paid in the balance of 2008                                   81
                                                                         ------
Total expected to be paid in the year ending December 31, 2008           $  129
                                                                         ======

      The Company's contributions to the pension plan in the three months ended March 31, 2007, were $127,000.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS
---------------------

      First Quarter 2008 compared to First Quarter 2007.

      The Company's Net Sales increased to $6,596,000 in the first quarter of 2008 as compared to $6,097,000 in the first quarter of 2007, an increase of 8%. The Company's Net Loss of $261,000 in the first quarter of 2008 compares to 2007's Net Loss of $92,000.

Ronson Consumer Products
------------------------
(in thousands)

                                                                Quarter Ended
                                                                  March 31,
                                                              -----------------
                                                                2008     2007
                                                              -------   -------

Net sales                                                     $ 3,345   $ 3,558
Earnings (loss) from operations                                  (105)      137
Earnings (loss) before income taxes
   and intercompany charges                                      (237)       (5)

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 6% in the first quarter of 2008 as compared to the first quarter of 2007, primarily due to reduced sales of the Company's flame accessory products. This decrease of 6% consisted of a decrease of about 10% due to lower volume of products sold, partially offset by an increase of about 4% due to increased average net selling prices.

      Cost of Sales as a percentage of Net Sales, at Ronson Consumer Products increased to 64% in the first quarter of 2008 from 62% in the first quarter of 2007 due primarily to lower volume of products sold and higher oil prices. The amount of the Cost of Sales decreased by about 2%. The lower sales volume reduced the cost of sales amount by 8%, partially offset by an increase of 6% in the amount of cost of sales due to increased material costs related to the higher prices of oil.

      Selling, Shipping and Advertising Expense at Ronson Consumer Products, as a percentage of Net Sales, increased to 27% in the first quarter of 2008 from 26% in the first quarter of 2007 primarily due to the lower sales in the first quarter of 2008. General and Administrative Expenses, as a percentage of Net Sales, increased to 9% in the first quarter of 2008 as compared to 6% in the first quarter of 2007, primarily due to lower sales in 2008 as well as a reduction of $38,000 in bad debt expenses in 2007 attributable to the collection of previously reserved delinquent accounts.

Ronson Aviation
---------------
(in thousands)

                                                                Quarter Ended
                                                                   March 31,
                                                              -----------------
                                                                2008      2007
                                                              -------   -------
Net sales                                                     $ 3,251   $ 2,539
Earnings from operations                                          381       390
Earnings before income taxes
   and intercompany charges                                       341       382

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, increased by 28% in the first quarter of 2008 from the first quarter of 2007 primarily due to increased sales of aircraft fuel in the first quarter of 2008. The increase in sales of aircraft fuel was due to both increases in volume sold and to increased prices due to higher oil prices in 2008.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 77% in the first quarter of 2008 from 73% in the first quarter of 2007. The increase in the Cost of Sales percentage in 2008 was primarily due to the increased cost of aircraft fuel sold due to higher oil prices. The increase in the dollar amount of cost of sales of aircraft fuel due to higher oil prices was approximately equal to the amount of higher sales of aircraft fuel due to price increases.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, decreased to 9% in the first quarter of 2008 compared to 10% in the first quarter of 2007, primarily due to the increased sales in 2008.

      Ronson Aviation's Interest Expense increased to $26,000 in the first quarter of 2008 as compared to no interest expense in the first quarter of 2007 because Ronson Aviation's interest cost in the first quarter of 2007 was capitalized as part of the cost of the construction of the new hangar.

Other Items
-----------

      The Other Earnings in the first quarter of 2007 of $35,000 were the insurance proceeds, in excess of the legal fees incurred in the quarter, related to stockholder litigation (none in 2008 because the litigation was settled in December 2007).

      The General and Administrative Expenses of Corporate and Others decreased to $434,000 in the first quarter of 2008 from $463,000 in the first quarter of 2007.

      Other-net increased in the first quarter of 2008 from the first quarter of 2007 primarily due to the increased expenses of the Company's frozen pension plan.

FINANCIAL CONDITION

      The Company's Stockholders' Equity decreased to $2,754,000 at March 31, 2008 from $2,987,000 at December 31, 2007. The decrease of $233,000 in
Stockholders' Equity was primarily due to the Net Loss in the first quarter of 2008. The Company had a deficiency in working capital of $2,901,000 at March 31, 2008, as compared to $2,436,000 at December 31, 2007. The decline in working capital was primarily due to the Loss before Income Taxes in the first quarter of 2008.

      At March 31, 2008, CIT provided the Company with a waiver of a covenant violation because the Company did not meet a fixed charge coverage ratio for the twelve months ended March 31, 2008. The waiver included a reduction in the borrowings available under the CIT line of credit, effective May 14, 2008. If the Company were not in compliance with the above covenant or did not obtain a waiver of compliance, an event of default would occur under the CIT Financing Agreement. The event of default would, in turn, be an event of default under the Capital One mortgage loan. If the Company did not comply with the above covenant and not obtain a waiver of compliance, the Company's lenders may accelerate payment of the term loans and mortgage loan, and CIT may cease making advances under the revolving loan.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at March 31, 2008, the Company's subsidiaries had unused borrowings available at March 31, 2008 of about $455,000 under the CIT line of credit.

      On November 13, 2007, Ronson Aviation entered into a loan agreement with Bank of the West for a short-term loan of $500,000 due on May 1, 2008. The due date of the loan has now been extended to June 1, 2008.

      The Company's Capital Expenditures decreased to $35,000 in the first quarter of 2008 primarily because Ronson Aviation completed the construction of the new hangar in the fourth quarter of 2007.

      On February 1, 2008, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The 5% stock dividend was issued on April 15, 2008, to stockholders of record March 28, 2008. Information as to the number of shares and per share amounts has been retroactively adjusted to reflect this stock dividend.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first three months of 2008. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

ITEM 4T -  CONTROLS AND PROCEDURES
           -----------------------

      a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were adequate, are designed to ensure that material information related to the Company (including its consolidated subsidiaries) would be made known to the above officers, are effective and provide reasonable assurance that they will meet their objectives.

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

      Management, including the CEO and CFO, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2008, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2008.

      This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

      This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls in the first fiscal quarter or subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1A -  RISK FACTORS
           ------------

      There were no material changes in the three months ended March 31, 2008, in the risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2007.

ITEM 6 - EXHIBITS
         --------

a.    Exhibits.

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

                                              RONSON CORPORATION

Date: May 15, 2008                            /s/ Louis V. Aronson II
                                              ----------------------------------
                                              Louis V. Aronson II, President
                                              & Chief Executive Officer

                                              (Signing as Duly Authorized
                                              Officer of the Registrant)

Date: May 15, 2008                            /s/ Daryl K. Holcomb
                                              ----------------------------------
                                              Daryl K. Holcomb, Vice President,
                                              Chief Financial Officer and
                                              Controller

                                              (Signing as Chief Financial
                                              Officer of the Registrant)