Form 10-Q
period 2008-06-30
RONSON CORP
filed 2008-08-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008
                                                 -------------

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

As of June 30, 2008, there were 5,083,539 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION:

       ITEM 1 - FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS:
                   JUNE 30, 2008 AND DECEMBER 31, 2007                 3

                CONSOLIDATED STATEMENTS OF OPERATIONS:
                   QUARTER ENDED JUNE 30, 2008 AND 2007                4

                   SIX MONTHS ENDED JUNE 30, 2008 AND 2007             5

                CONSOLIDATED STATEMENTS OF CASH FLOWS:
                   SIX MONTHS ENDED JUNE 30, 2008 AND 2007             6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS         14

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                     19

       ITEM 4T - CONTROLS AND PROCEDURES                              19

PART II - OTHER INFORMATION:

       ITEM 1A - RISK FACTORS                                         20

       ITEM 6 - EXHIBITS                                              20

SIGNATURES                                                            21

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                    June 30,    December 31,
                                                     2008           2007
                                                  -----------   ------------
                                                  (unaudited)
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $       142   $         78
   Accounts receivable, net                             1,313          1,743
   Inventories:
     Finished goods                                     2,153          2,106
     Work in process                                       58             45
     Raw materials                                        657            925
                                                  -----------   ------------
                                                        2,868          3,076
   Other current assets                                   866          1,291
                                                  -----------   ------------
       TOTAL CURRENT ASSETS                             5,189          6,188
                                                  -----------   ------------

Property, plant and equipment, at cost:
   Land                                                     6              6
   Buildings and improvements                           8,815          8,812
   Machinery and equipment                              6,939          6,875
   Construction in progress                               126            125
                                                  -----------   ------------
                                                       15,886         15,818
Less accumulated depreciation and amortization          9,805          9,500
                                                  -----------   ------------
                                                        6,081          6,318

Other assets                                            3,305          2,895
                                                  -----------   ------------
                                                  $    14,575   $     15,401
                                                  ===========   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                $     1,575   $      3,126
   Current portion of long-term debt and leases           469            665
   Accounts payable                                     2,429          3,086
   Accrued expenses                                     1,638          1,747
                                                  -----------   ------------
       TOTAL CURRENT LIABILITIES                        6,111          8,624
                                                  -----------   ------------

Long-term debt and leases                               5,675          3,554
Other long-term liabilities                               233            236

STOCKHOLDERS' EQUITY:
   Common stock                                         5,173          5,173
   Additional paid-in capital                          29,997         29,997
   Accumulated deficit                                (29,740)       (29,241)
   Accumulated other comprehensive loss                (1,277)        (1,345)
                                                  -----------   ------------
                                                        4,153          4,584
   Less cost of treasury shares                         1,597          1,597
                                                  -----------   ------------
       TOTAL STOCKHOLDERS' EQUITY                       2,556          2,987
                                                  -----------   ------------
                                                  $    14,575   $     15,401
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

                                                             Quarter Ended
                                                                June 30,
                                                         ---------------------
                                                            2008        2007
                                                         ---------    --------

NET SALES                                                $   6,715    $  6,543
                                                         ---------    --------

Cost and expenses:
   Cost of sales                                             4,774       4,587
   Selling, shipping and advertising                           855         873
   General and administrative                                  895       1,033
   Depreciation and amortization                               165         142
   Other earnings                                               --          (8)
                                                         ---------    --------
                                                             6,689       6,627
                                                         ---------    --------

EARNINGS (LOSS) FROM OPERATIONS                                 26         (84)
                                                         ---------    --------

Other expense:
   Interest expense                                            160         123
   Nonrecurring loss on extinguishment of debt                 145          --
   Other-net                                                   105          79
                                                         ---------    --------
                                                               410         202
                                                         ---------    --------

LOSS BEFORE INCOME TAXES                                      (384)       (286)

Income tax benefits                                           (146)        (41)
                                                         ---------    --------

NET LOSS                                                 $    (238)   $   (245)
                                                         =========    ========

LOSS PER COMMON SHARE:

   Basic                                                 $   (0.05)   $  (0.05)
                                                         =========    ========

   Diluted                                               $   (0.05)   $  (0.05)
                                                         =========    ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (in thousands of dollars, except per share data)
                                   (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                            2008        2007
                                                         ---------    --------

NET SALES                                                $  13,311    $ 12,640
                                                         ---------    --------

Cost and expenses:
   Cost of sales                                             9,446       8,635
   Selling, shipping and advertising                         1,775       1,798
   General and administrative                                1,910       1,959
   Depreciation and amortization                               324         288
   Other earnings                                               --         (43)
                                                         ---------    --------
                                                            13,455      12,637
                                                         ---------    --------

EARNINGS (LOSS) FROM OPERATIONS                               (144)          3
                                                         ---------    --------

Other expense:
   Interest expense                                            301         254
   Nonrecurring loss on extinguishment of debt                 145          --
   Other-net                                                   217         169
                                                         ---------    --------
                                                               663         423
                                                         ---------    --------

LOSS BEFORE INCOME TAXES                                      (807)       (420)

Income tax benefits                                           (308)        (83)
                                                         ---------    --------

NET LOSS                                                 $    (499)   $   (337)
                                                         =========    ========

LOSS PER COMMON SHARE:

   Basic                                                 $   (0.10)   $  (0.07)
                                                         =========    ========

   Diluted                                               $   (0.10)   $  (0.07)
                                                         =========    ========

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (in thousands of dollars)
                                   (unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  -----------------
                                                                    2008      2007
                                                                  --------   ------
Cash Flows from Operating Activities:
Net loss                                                          $   (499)  $ (337)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                       368      367
   Stock option expense                                                 --       12
   Deferred income tax benefits                                       (350)    (142)
   Write-off previously deferred loan costs                            106       --
   Increase (decrease) in cash from changes in:
     Current assets and current liabilities                            297      542
     Other non-current assets and other long-term
       liabilities                                                    (212)     (75)
   Net change in pension-related accounts                               65      (35)
                                                                  --------   ------
         Net cash provided by (used in) operating activities          (225)     332
                                                                  --------   ------

Cash Flows from Investing Activities:
   Capital expenditures                                                (76)    (483)
                                                                  --------   ------
         Net cash used in investing activities                         (76)    (483)
                                                                  --------   ------

Cash Flows from Financing Activities:
   Proceeds from short-term debt                                     1,592      600
   Payments of short-term debt                                      (3,126)    (397)
   Proceeds from long-term debt                                      3,761      131
   Payments of long-term debt                                       (1,195)    (154)
   Payments of long-term lease obligations                            (658)    (137)
   Cost of stock option agreement                                       --      (24)
                                                                  --------   ------
         Net cash provided by financing activities                     374       19
                                                                  --------   ------

Effect of exchange rate changes on cash and
   cash equivalents                                                     (9)      27
                                                                  --------   ------
Net increase (decrease) in cash and cash equivalents                    64     (105)

Cash and cash equivalents at beginning of period                        78      294
                                                                  --------   ------

Cash and cash equivalents at end of period                        $    142   $  189
                                                                  ========   ======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 FOR THE QUARTER ENDED JUNE 30, 2008 (UNAUDITED)
                 -----------------------------------------------

Note 1:   ACCOUNTING POLICIES
          -------------------

      Basis of Financial Statement Presentation - The information as of and for the three and six month periods ended June 30, 2008 and 2007, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

      This quarterly report should be read in conjunction with Ronson Corporation's (the "Company's") Annual Report on Form 10-K.

      New Authoritative Accounting Pronouncements - The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Note 2:   PER COMMON SHARE DATA
          ---------------------

      The calculation and reconciliation of Basic and Diluted Loss per Common Share were as follows (in thousands except per share data):

                                                 Quarter Ended June 30,
                                 ------------------------------------------------------
                                           2008                         2007
                                 ------------------------   ---------------------------

                                                    Per                          Per
                                                   Share             Shares     Share
                                  Loss    Shares   Amount    Loss      (2)      Amount
                                 ------   ------   ------   ------   ------   ---------
BASIC                            $ (238)   5,084   $ (.05)  $ (245)   5,055   $    (.05)
                                 ======   ======   ======   ======   ======   =========
Effect of dilutive securities,
   Stock options (1)                          --                         --
                                          ------                     ------

DILUTED                          $ (238)   5,084   $ (.05)  $ (245)   5,055   $    (.05)
                                 ======   ======   ======   ======   ======   =========

                                                Six Months Ended June 30,
                                 ------------------------------------------------------
                                           2008                         2007
                                 ------------------------   ---------------------------

                                                    Per                          Per
                                                   Share             Shares     Share
                                  Loss    Shares   Amount    Loss      (2)      Amount
                                 ------   ------   ------   ------   ------   ---------
BASIC                            $ (499)   5,084   $ (.10)  $ (337)   5,055   $    (.07)
                                 ======   ======   ======   ======   ======   =========
Effect of dilutive securities,
   Stock options (1)                          --                         --
                                          ------                     ------

DILUTED                          $ (499)   5,084   $ (.10)  $ (337)   5,055   $    (.07)
                                 ======   ======   ======   ======   ======   =========

      (1) Stock options were anti-dilutive for all periods presented, and, therefore, were excluded from the computation and reconciliation of Diluted Loss per Common Share for all periods presented. The number of potentially anti-dilutive securities were 9,000 and 10,000 in the second quarter and first half of 2008, and 16,000 and 17,000 in the second quarter and first half of 2007, respectively.

      (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2008.

Note 3:   SHORT-TERM DEBT
          ---------------

      On May 30, 2008, the Company and Ronson Consumer Products Corporation ("RCPC"), Ronson Aviation, Inc. ("Ronson Aviation"), and Ronson Corporation of Canada Ltd., ("Ronson-Canada") (collectively, the "Borrowers") entered into a secured revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility consists of (1) a revolving line of credit of up to $4.0 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RPCP in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

      The term of the credit facility is 60 months. The revolving line of credit had a balance of $1,575,000 at June 30, 2008. The revolving line of credit bears interest at 1/2% over the Wells Fargo prime rate (5% at June 30, 2008), or, at the Company's option, a portion may bear interest at LIBOR plus 3%.

      The Company is paying fees to Wells Fargo that are customary for facilities of this type. The credit facility contains minimum tangible net worth, minimum net income, minimum net cash flow and other financing covenants, certain restrictions on capital expenditures, as well as affirmative and negative covenants and events of default customary for facilities of this type.

      The Company applied $2,940,000 of the proceeds of the credit facility to pay off its prior credit facility with CIT Group/Commercial Services, Inc; $399,000 to EPIC Aviation, LLC; $502,000 to Bank of the West; and $577,000 to Banc of America Leasing.

      As a result of the repayment of the Short-term Debt and Long-term Debt with the new Wells Fargo financing on May 30, 2008, the Company recorded a Nonrecurring Loss on Extinguishment of Debt of $145,000 in the second quarter and first half of 2008. The Nonrecurring Loss on Extinguishment of Debt was composed of the following:

   Unamortized balance of deferred financing costs                 $ 106,000
   Early termination fee paid to CIT Group/Commercial
      Services, Inc.                                                  31,000
   Difference between book value of Long-term Leases with Banc
      of America Leasing and payoff amount                             3,000
   Legal fees and other                                                5,000
                                                                   ---------
     Total                                                         $ 145,000
                                                                   =========

      In July and August 2008, the Company's President, Mr. Louis V. Aronson II, provided the Company with a subordinated demand loan of $275,000 which bears interest at the rate of 1/2% below the prime rate.

Note 4:   LONG-TERM DEBT
          --------------

      On September 27, 2006, RCPC entered into a mortgage loan agreement with Capital One, N.A. ("Capital One"), formerly known as North Fork Bank for $2,200,000. The mortgage loan had a balance of $2,142,000 at June 30, 2008 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, New Jersey and the guarantees of the Company and Ronson Aviation. In connection with a waiver of a covenant violation at December 31, 2007 provided to the Company by Capital One, effective April 1, 2008, the interest rate on the mortgage loan was increased to 8.00%, monthly installments have been increased to $17,081, the final installment on November 1, 2016 was increased to $1,746,000, and the debt service coverage ratio was modified.

      On August 12, 2008, Capital One provided the Company with a modification of the mortgage loan because the Company did not meet a minimum Earnings before Income Taxes covenant for the six months ended June 30, 2008. In connection with the modification, the interest rate on the mortgage loan was increased to 9.00% effective 9/1/08, 9.50% effective 1/1/09, 10.00% effective 4/1/09, 10.50%
effective 7/1/09, and 11.00% effective 10/1/09. The final due date of the mortgage was changed to January 1, 2010, from the prior due date of November 1, 2016. The mortgage modification also eliminated the prepayment penalty on the agreement until April 1, 2009, when it is partially reinstated. Based on current interest rates, under the terms of the original mortgage loan prior to the modification, the prepayment penalty would have been as much as $700,000.

      On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the new credit facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500 and a Real Estate Term Loan in the original amount of $2,922,500. The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest at the rate of the prime rate plus .75%. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest at the prime rate plus 1%, or, at the Company's option, a portion may be LIBOR plus 3.5%.

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

      The liability for these estimated costs and expenses as recorded in the financial statements at June 30, 2008, and December 31, 2007, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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

Financial information by industry segment is summarized below (in thousands):

                                                    Quarter Ended       Six Months Ended
                                                       June 30,             June 30,
                                                 -------------------   -------------------
                                                   2008       2007       2008       2007
                                                 --------   --------   --------   --------
Net sales:
   Consumer Products                             $  3,442   $  3,093   $  6,787   $  6,651
   Aviation Services                                3,273      3,450      6,524      5,989
                                                 --------   --------   --------   --------
      Consolidated                               $  6,715   $  6,543   $ 13,311   $ 12,640
                                                 ========   ========   ========   ========

Earnings (loss) from operations:
   Consumer Products                             $     25   $    (25)  $    (80)  $    112
   Aviation Services                                  382        448        763        838
                                                 --------   --------   --------   --------
   Total reportable segments                          407        423        683        950
   Corporate and others                              (381)      (515)      (827)      (990)
   Other earnings                                      --          8         --         43
                                                 --------   --------   --------   --------
      Consolidated                               $     26   $    (84)  $   (144)  $      3
                                                 ========   ========   ========   ========

Earnings (loss) before intercompany charges
   and income taxes:
   Consumer Products                             $   (105)  $   (151)  $   (342)  $   (156)
   Aviation Services                                  328        439        669        821
                                                 --------   --------   --------   --------
   Total reportable segments                          223        288        327        665
   Corporate and others                              (462)      (582)      (989)    (1,128)
   Nonrecurring loss on extinguishment of debt       (145)        --       (145)        --
   Other earnings                                      --          8         --         43
                                                 --------   --------   --------   --------
      Consolidated                               $   (384)  $   (286)  $   (807)  $   (420)
                                                 ========   ========   ========   ========

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

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                      Quarter Ended June 30, 2008 and 2007
                      ------------------------------------

                                   Foreign                                  Accumulated
                                   Currency         Net         Prior          Other
                                 Translation      Pension      Service     Comprehensive
                                 Adjustments       Loss         Cost           Loss
                               ----------------   -------   ------------   -------------
Balance at March 31, 2008          $   (32)       $ 1,319     $    30         $ 1,317
Current period (gain)                   (4)            --          --              (4)
Recognized as components of
  net periodic benefit cost             --            (60)         (3)            (63)
Income tax expense                       1             25           1              27
                                   -------        -------     -------         -------
Balance at June 30, 2008           $   (35)       $ 1,284     $    28         $ 1,277
                                   =======        =======     =======         =======

Balance at March 31, 2007          $   (15)       $ 1,232     $    39         $ 1,256
Current period (gain)                  (23)            --          --             (23)
Recognized as components of
  net periodic benefit cost             --            (52)         (4)            (56)
Income tax expense                       9             21           2              32
                                   -------        -------     -------         -------
Balance at June 30, 2007           $   (29)       $ 1,201     $    37         $ 1,209
                                   =======        =======     =======         =======

                     Six Months Ended June 30, 2008 and 2007
                     ---------------------------------------

                                   Foreign                                  Accumulated
                                   Currency         Net         Prior          Other
                                 Translation      Pension      Service     Comprehensive
                                 Adjustments       Loss         Cost           Loss
                               ----------------   -------   ------------   -------------
Balance at December 31, 2007       $   (41)       $ 1,354     $    32         $ 1,345
Current period loss                      9             --          --               9
Recognized as components of
  net periodic benefit cost             --           (119)         (4)           (123)
Income tax expense (benefit)            (3)            49          --              46
                                   -------        -------     -------         -------
Balance at June 30, 2008           $   (35)       $ 1,284     $    28         $ 1,277
                                   =======        =======     =======         =======

Balance at December 31, 2006       $   (13)       $ 1,263     $    39         $ 1,289
Current period (gain)                  (27)            --          --             (27)
Recognized as components of
  net periodic benefit cost             --           (104)         (4)           (108)
Income tax expense                      11             42           2              55
                                   -------        -------     -------         -------
Balance at June 30, 2007           $   (29)       $ 1,201     $    37         $ 1,209
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

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                     Six Months Ended
                                                         June 30,
                                                     ----------------
                                                      2008      2007
                                                     ------    ------
Cash Payments (Receipts) for:
      Interest                                        $ 297     $ 303
      Income Taxes                                       (7)       85

Financing & Investing Activities
   Not Affecting Cash:
   Capital lease obligations incurred                    --        14

Note 9:   RETIREMENT PLANS
          ----------------

      The Company's Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

                                              Quarter Ended    Six Months Ended
                                                 June 30,          June 30,
                                             ---------------   ----------------
                                              2008     2007     2008      2007
                                             ------   ------   ------    ------

Service Cost                                 $    5   $    6   $   10    $   12
Interest Cost                                    67       64      134       129
Expected return on plan assets                  (65)     (68)    (129)     (136)
Recognized actuarial losses                      60       53      120       106
Recognized prior service cost                     1        1        2         2
                                             ------   ------   ------    ------
Net pension expense                          $   68   $   56   $  137    $  113
                                             ======   ======   ======    ======

Contributions to the pension plan during 2008 are expected to be as follows (in thousands):

   Paid in the six months ended June 30, 2008                  $   71
   Expected to be paid in the balance of 2008                      58
                                                               ------

   Total expected to be paid in the year ending
      December 31, 2008                                        $  129
                                                               ======

The Company's contributions to the pension plan in the six months ended June 30, 2007, were $148,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

      Second Quarter 2008 Compared to Second Quarter 2007 and First Half 2008 Compared to First Half 2007.

      The Company's Net Sales increased to $6,715,000 in the second quarter of 2008 from $6,543,000 in the second quarter of 2007, an increase of 3%. The Net Sales increased to $13,311,000 in the first half of 2008 from $12,640,000 in the first half of 2007, an increase of 5%.

      The Company had Earnings from Operations in the second quarter of $26,000 as compared to a Loss from Operations of $(84,000) in the second quarter of 2007, an improvement of $110,000. The second quarter 2008 operating earnings of $26,000 were also an improvement of $196,000 over the operating loss of $(170,000) in the first quarter of 2008.

      The Company completed new and replacement financing on May 30, 2008, with Wells Fargo Bank, National Association ("Wells Fargo"). The new financing provided the Company with additional cash availability of about $1,300,000. It also improved the Company's working capital by about $2,000,000. As a result of the new financing, the Company recognized a nonrecurring pretax charge in the second quarter and first half of 2008 of about $145,000. The nonrecurring charge consisted of: 1) deferred costs related to the prior loan agreements that had not yet been fully amortized, and 2) the early termination fees related to the CIT financing agreement.

Ronson Consumer Products
------------------------
(in thousands)
                                            Quarter Ended     Six Months Ended
                                               June 30,           June 30,
                                          -----------------   -----------------
                                            2008      2007     2008      2007
                                          -------   -------   -------   -------
Net sales                                 $ 3,442   $ 3,093   $ 6,787   $ 6,651
Earnings (loss) from operations                25       (25)      (80)      112
Nonrecurring charge                           (93)       --       (93)       --
Loss before income taxes
   and intercompany charges                  (198)     (151)     (435)     (156)

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") increased by 11% in the second quarter of 2008 as compared to the second quarter of 2007, and by 2% in the first half of 2008 compared to the first half of 2007. The increases in Net Sales in the second quarter of 2008 and in the first half of 2008 were due primarily to increased sales of the Company's flame accessory products. The increase in Net Sales of 11% in the second quarter of 2008 over the second quarter of 2007 consisted of about 10% due to increased volume of products sold and 1% due to higher average net selling prices. The increase of 2% in the first half of 2008 over the first half of 2007 consisted of 3% due to higher average net selling prices partially offset by 1% due to lower volume of products sold.

      At Ronson Consumer Products, Cost of Sales, as a percentage of Net Sales increased to 64% in the second quarter and first half of 2008 from 62% in the second quarter and first half of 2007. The increases in the Cost of Sales percentage in the second quarter and first half of 2008 were primarily due to increased material costs due to higher prices of oil used in fuels for butane refills and Ronsonol as well as other purchased components. The amount of the Cost of Sales at Ronson Consumer Products increased by 14% in the second quarter of 2008 from the second quarter of 2007 and increased in the first half of 2008 from the first half of 2007 by 5%. These increases in the amount of Cost of Sales were composed of the following:

                                                     Quarter Ended   Six Months Ended
                                                       June 30,          June 30,
                                                     -------------   ----------------
                                                          2008             2008
                                                     -------------   ----------------
Increased (decreased) volume of products sold              7%              (2)%
Decreased manufacturing costs                             (1)%             (1)%
Increase in unit costs of products sold                    8%               8%
                                                         ---               --
Total increase % in amount of Cost of Sales               14%               5%
                                                         ===               ==

      The increase in unit costs of product sold is due primarily to increased prices of oil as discussed above.

      Ronson Consumer Products Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, decreased to 25% in the second quarter of 2008 from 27% in the second quarter of 2007 and were unchanged at 26% in the first half of 2008 from the first half of 2007. The decrease in the Selling, Shipping, and Advertising percentages in the second quarter of 2008 were primarily due to the increased Net Sales in the second quarter of 2008. General and Administrative Expenses, as a percentage of Net Sales, were higher at 9% in the first half of 2008 from 7% in the first half of 2007 primarily due to reductions in bad debt expenses in 2007, attributed to the collection of previously reserved delinquent accounts in 2007, and to increased professional fees in 2008 due, in part, to compliance with Sarbanes-Oxley.

      The Nonrecurring Charge in the second quarter and first half of 2008 was the loss on the extinguishment of debt in the second quarter of 2008, described in greater detail below.

Ronson Aviation
---------------
(in thousands)

                                     Quarter Ended         Six Months Ended
                                         June 30,              June 30,
                                  --------------------   ---------------------
                                       2008       2007        2008        2007
                                  ---------   --------   ---------   ---------

Net sales                         $   3,273   $  3,450   $   6,524   $   5,989
Earnings from operations                382        448         763         838
Nonrecurring charge                     (52)        --         (52)         --
Earnings before income taxes
   and intercompany charges             276        439         617         821

      Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 5% in the second quarter of 2008 from the second quarter of 2007 and increased by 9% in the first half of 2008 from the first half of 2007. The decrease in the second quarter of 2008 was primarily due to the sale of an aircraft in the first quarter of 2007 (none in the second quarter of 2008) substantially offset by increased sales of aircraft fuel. The increase in sales in the first half of 2008 was primarily due to increased sales of aircraft fuel in 2008, both in volume sold and in higher oil prices in 2008.

      Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 79% in the second quarter of 2008 from 78% in the second quarter of 2007, and to 78% in the first half of 2008 from 75% in the first half of 2007. The increase in the Cost of Sales percentage in 2008 was primarily due to the increased cost of aircraft fuel sold due to higher oil prices. The increase in the dollar amount of cost of sales of aircraft fuel due to higher oil prices was approximately equal to the amount of higher sales of aircraft fuel due to price increases.

      Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were lower at 8% in the first half of 2008 from 9% in the first half of 2007, due to the increased sales in the first half of 2008.

      Ronson Aviation's Interest Expense increased to $44,000 in the second quarter of 2008 from $6,000 in the second quarter of 2007, and to $70,000 in the first half of 2008 from $7,000 in the first half of 2007. The increases in 2008 were primarily because Ronson Aviation's interest cost in 2007 was capitalized as part of the cost of the construction of the new hangar.

Other Items
-----------

      The Other Earnings in the second quarter and first half of 2007 of $8,000 and $43,000, respectively, were the insurance proceeds in excess of the legal fees incurred related to stockholder litigation (none in 2008 because the litigation was settled in December 2007).

      The General and Administrative Expenses of Corporate and Others decreased to $381,000 in the second quarter of 2008 from $515,000 in the second quarter of 2007 and $827,000 in the first half of 2008 from $990,000 in the first half of 2007 primarily due to decreased professional fees.

      The Nonrecurring Loss on Extinguishment of Debt of $145,000 in the second quarter and first half of 2008 ($93,000 at Ronson Consumer Products and $52,000 at Ronson Aviation) was the result of repayment of Short-term Debt and Long-term Debt with the new Wells Fargo financing on May 30, 2008. The Nonrecurring Loss on Extinguishment of Debt was composed of the following:

   Unamortized balance of deferred financing costs                 $ 106,000
   Early termination fee paid to CIT Group/Commercial
      Services, Inc.                                                  31,000
   Difference between book value of Long-term Leases with Banc
      of America Leasing and payoff amount                             3,000
   Legal fees and other                                                5,000
                                                                   ---------
     Total                                                         $ 145,000
                                                                   =========

Income Taxes
------------

      The Company's Income Tax Benefits were higher in the second quarter and first half of 2008 from the second quarter and first half of 2007. The Company's Income Tax Benefits in the second quarter and first half of 2007 were reduced by $67,000 due to an increase in the valuation allowance related to deferred tax assets. In the second quarter of 2007, the Company reviewed the likelihood, that, using a tax planning strategy, it would be able to utilize net operating loss carryforwards of Prometcor, Inc. for purposes of State of New Jersey income taxes. The determination was made that a portion was not likely to be utilized. Therefore, in the second quarter of 2007, the Company increased the valuation reserve related to deferred income tax assets by $67,000, resulting in decreased Income Tax Benefits.

FINANCIAL CONDITION

      The Company's Stockholders' Equity decreased to $2,556,000 at June 30, 2008 from $2,987,000 at December 31, 2007. The decrease of $431,000 in
Stockholders' Equity was primarily due to the Net Loss in the first half of 2008. The Company had a deficiency in working capital of $922,000 at June 30, 2008, as compared to $2,436,000 at December 31, 2007. The substantial improvement of $1,514,000 in working capital was primarily due to about $2,000,000 in additional working capital provided by the new Wells Fargo financing, partially offset by the Loss before Income Taxes in the first half of 2008.

      On May 30, 2008, the Company and RCPC, Ronson Aviation, and Ronson-Canada (collectively, the "Borrowers") entered into a secured, revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility consists of (1) a revolving line of credit of up to $4.0 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by Ronson Consumer Products Corporation in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada Ltd.

      The term of the credit facility is 60 months. The revolving line of credit had a balance of $1,575,000 at June 30, 2008. The revolving line of credit bears interest at 1/2% over the Wells Fargo prime rate, or, at the Company's option, a portion may bear interest at LIBOR plus 3%.

      The Company obtained two term loans from Wells Fargo as part of the new credit facility; an Equipment Term Loan in the original amount of $837,500 and a Real Estate Term Loan in the original amount of $2,922,500. The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest at the prime rate plus .75%. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest at the prime rate plus 1%, or, at the Company's option, a portion may be LIBOR plus 3.5%.

      Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at June 30, 2008, the Company's subsidiaries had unused borrowings available at June 30, 2008 of about $586,000 under the Wells Fargo line of credit described above.

      On August 12, 2008, Capital One provided the Company with a modification of the mortgage loan because the Company did not meet a minimum Earnings before Income Taxes covenant for the six months ended June 30, 2008. In connection with the modification, the interest rate on the mortgage loan was increased to 9.00% effective 9/1/08, 9.50% effective 1/1/09, 10.00% effective 4/1/09, 10.50%
effective 7/1/09, and 11.00% effective 10/1/09. The final due date of the mortgage was changed to January 1, 2010, from the prior due date of November 1, 2016. The mortgage modification also eliminated the prepayment penalty on the agreement until April 1, 2009, when it is partially reinstated. Based on current interest rates, under the terms of the original mortgage loan prior to the modification, the prepayment penalty would have been as much as $700,000.

      Related to the above, the Company is in discussions with other lenders regarding additional future long-term financing to replace the Capital One mortgage loan.

      If the Company were to be unable to comply with the covenants of the above loans or be unable to obtain waivers of compliance, an event of default would occur under the Wells Fargo Credit and Security Agreement and/or Capital One mortgage loan. The event of default under one of the agreements would, in turn, be an event of default under the other agreement. If the Company did not comply with the above covenants and not obtain waivers of compliance, the Company's lenders may accelerate payment or amend the terms of the term loans and mortgage loan, and Wells Fargo may cease making advances under the revolving loan.

      During July and August, the Company's President, Mr. Louis V. Aronson II provided the Company with a subordinated demand loan of $275,000 which bears interest at the rate of 1/2% below the prime rate.

      The Company's Accounts Payable were reduced to $2,429,000 at June 30, 2008, from $3,086,000 at December 31, 2007, because a portion of the proceeds from the new financing was used for this purpose.

      The Decrease in Cash from Changes in Other Non-current Assets and Other Long-term liabilities of $212,000 was due to the deferral of financing costs incurred related to the new Wells Fargo financing.

      The Company's Capital Expenditures decreased to $76,000 in the first half of 2008 from $483,000 in the first half of 2007 primarily because Ronson Aviation completed the construction of the new hangar in the fourth quarter of 2007.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the first six months of 2008. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

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

      Management, including the CEO and CFO, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2008.

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

      This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls in the first fiscal quarter or subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS
          ------------

      There were no material changes in the six months ended June 30, 2008, in the risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2007.

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

                                             RONSON CORPORATION

Date:  August 14, 2008                       /s/ Louis V. Aronson II
                                             ----------------------------------
                                             Louis V. Aronson II, President
                                             & Chief Executive Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)

Date:  August 14, 2008                       /s/ Daryl K. Holcomb
                                             ----------------------------------
                                             Daryl K. Holcomb, Vice President,
                                             Chief Financial Officer and
                                             Controller

                                             (Signing as Chief Financial
                                             Officer of the Registrant)