Form 10-Q
period 2008-09-30
RONSON CORP
filed 2008-11-14
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008
                                               ------------------

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

As of September 30, 2008, there were 5,083,539 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEETS:
                  SEPTEMBER 30, 2008 AND DECEMBER 31, 2007                    3

               CONSOLIDATED STATEMENTS OF OPERATIONS:
                  QUARTER ENDED SEPTEMBER 30, 2008 AND 2007                   4

                  NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007               5

               CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007               6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           14

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK                                                          20

      ITEM 4T - CONTROLS AND PROCEDURES                                      20

PART II - OTHER INFORMATION:

      ITEM 1A - RISK FACTORS                                                 21

      ITEM 6 - EXHIBITS                                                      21

SIGNATURES                                                                   22

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                   September 30,   December 31,
                                                       2008            2007
                                                   -------------   ------------
                                                    (unaudited)

                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $     74       $      78
   Accounts receivable, net                             1,197           1,743
   Inventories:
      Finished goods                                    1,771           2,106
      Work in process                                      64              45
      Raw materials                                       745             925
                                                     --------       ---------
                                                        2,580           3,076
   Other current assets                                 1,060           1,291
                                                     --------       ---------
         TOTAL CURRENT ASSETS                           4,911           6,188
                                                     --------       ---------

Property, plant and equipment, at cost:
   Land                                                     6               6
   Buildings and improvements                           8,816           8,812
   Machinery and equipment                              6,950           6,875
   Construction in progress                               126             125
                                                     --------       ---------
                                                       15,898          15,818
Less accumulated depreciation and amortization          9,949           9,500
                                                     --------       ---------
                                                        5,949           6,318

Other assets                                            3,646           2,895
                                                     --------       ---------
                                                     $ 14,506       $  15,401
                                                     ========       =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                   $  1,845       $   3,126
   Current portion of long-term debt and leases           467             665
   Accounts payable                                     2,633           3,086
   Accrued expenses                                     1,642           1,747
                                                     --------       ---------
         TOTAL CURRENT LIABILITIES                      6,587           8,624
                                                     --------       ---------

Long-term debt and leases                               5,579           3,554
Other long-term liabilities                               243             236

STOCKHOLDERS' EQUITY:
   Common stock                                         5,173           5,173
   Additional paid-in capital                          29,997          29,997
   Accumulated deficit                                (30,227)        (29,241)
   Accumulated other comprehensive loss                (1,249)         (1,345)
                                                     --------       ---------
                                                        3,694           4,584
   Less cost of treasury shares                         1,597           1,597
                                                     --------       ---------
         TOTAL STOCKHOLDERS' EQUITY                     2,097           2,987
                                                     --------       ---------
                                                     $ 14,506       $  15,401
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

                                                            Quarter Ended
                                                            September 30,
                                                        ----------------------
                                                          2008          2007
                                                        -------        -------

NET SALES                                               $ 5,455        $ 6,606
                                                        -------        -------
Cost and expenses:
   Cost of sales                                          4,215          4,696
   Selling, shipping and advertising                        769            922
   General and administrative                               823            897
   Depreciation and amortization                            162            139
   Other charges                                             --             61
                                                        -------        -------
                                                          5,969          6,715
                                                        -------        -------

LOSS FROM OPERATIONS                                       (514)          (109)
                                                        -------        -------

Other expense:
   Interest expense                                         144            119
   Other-net                                                 99             89
                                                        -------        -------
                                                            243            208
                                                        -------        -------

LOSS BEFORE INCOME TAXES                                   (757)          (317)

Income tax benefits                                        (270)          (119)
                                                        -------        -------

NET LOSS                                                $  (487)       $  (198)
                                                        =======        =======

LOSS PER COMMON SHARE:

   Basic                                                $ (0.10)       $ (0.04)
                                                        =======        =======

   Diluted                                              $ (0.10)       $ (0.04)
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

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                          2008          2007
                                                        --------      --------

NET SALES                                               $ 18,766      $ 19,246
                                                        --------      --------

Cost and expenses:
   Cost of sales                                          13,661        13,331
   Selling, shipping and advertising                       2,544         2,720
   General and administrative                              2,733         2,856
   Depreciation and amortization                             486           427
   Other charges                                              --            18
                                                        --------      --------
                                                          19,424        19,352
                                                        --------      --------

LOSS FROM OPERATIONS                                        (658)         (106)
                                                        --------      --------

Other expense:
   Interest expense                                          445           373
   Nonrecurring loss on extinguishment of debt               145            --
   Other-net                                                 316           258
                                                        --------      --------
                                                             906           631
                                                        --------      --------

LOSS BEFORE INCOME TAXES                                  (1,564)         (737)

Income tax benefits                                         (578)         (202)
                                                        --------      --------

NET LOSS                                                $   (986)     $   (535)
                                                        ========      ========

LOSS PER COMMON SHARE:

   Basic                                                $  (0.19)     $  (0.11)
                                                        ========      ========

   Diluted                                              $  (0.19)     $  (0.11)
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

                                                              Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                                2008      2007
                                                              --------   ------
Cash Flows from Operating Activities:
Net loss                                                      $   (986)  $ (535)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                   561      547
   Stock option expense                                             --       12
   Deferred income tax benefits                                   (592)    (265)
   Write-off previously deferred loan costs                        106       --
   Increase (decrease) in cash from changes in:
      Current assets and current liabilities                       714      907
      Other non-current assets and other long-term
        liabilities                                               (319)    (111)
   Net change in pension-related accounts                           95      (21)
                                                              --------   ------
         Net cash provided by (used in) operating activities      (421)     534
                                                              --------   ------

Cash Flows from Investing Activities:
   Capital expenditures                                           (106)    (904)
                                                              --------   ------
         Net cash used in investing activities                    (106)    (904)
                                                              --------   ------

Cash Flows from Financing Activities:
   Proceeds from short-term debt                                 1,845      637
   Payments of short-term debt                                  (3,126)    (496)
   Proceeds from long-term debt                                  3,779      394
   Payments of long-term debt                                   (1,290)    (239)
   Payments of long-term lease obligations                        (662)    (206)
   Stock options exercised                                          --       24
   Cost of stock option agreement                                   --      (24)
                                                              --------   ------
         Net cash provided by financing activities                 546       90
                                                              --------   ------

Effect of exchange rate changes on cash and cash equivalents       (23)      49
                                                              --------   ------
Net decrease in cash and cash equivalents                           (4)    (231)

Cash and cash equivalents at beginning of period                    78      294
                                                              --------   ------

Cash and cash equivalents at end of period                    $     74   $   63
                                                              ========   ======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
              FOR THE QUARTER ENDED SEPTEMBER 30, 2008 (UNAUDITED)
              ----------------------------------------------------

Note 1:   ACCOUNTING POLICIES
          -------------------

      Basis of Financial Statement Presentation - The information as of and for the three and nine month periods ended September 30, 2008 and 2007, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

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

Note 2:   PER COMMON SHARE DATA
          ---------------------

      The calculation and reconciliation of Basic and Diluted Loss per Common Share were as follows (in thousands except per share data):

                                             Quarter Ended September 30,
                                 ---------------------------------------------------
                                           2008                       2007
                                 ------------------------   ------------------------

                                                    Per                        Per
                                                   Share             Shares   Share
                                  Loss    Shares   Amount    Loss     (2)     Amount
                                 ------   ------   ------   ------   ------   ------
BASIC                            $ (487)   5,084   $ (.10)  $ (198)   5,072   $ (.04)
                                 ======   ======   ======   ======   ======   ======
Effect of dilutive securities,
  Stock options (1)                           --                         --
                                          ------                     ------

DILUTED                          $ (487)   5,084   $ (.10)  $ (198)   5,072   $ (.04)
                                 ======   ======   ======   ======   ======   ======

                                           Nine Months Ended September 30,
                                 ---------------------------------------------------
                                           2008                       2007
                                 ------------------------   ------------------------

                                                    Per                        Per
                                                   Share             Shares   Share
                                  Loss    Shares   Amount    Loss     (2)     Amount
                                 ------   ------   ------   ------   ------   ------
BASIC                            $ (986)   5,084   $ (.19)  $ (535)   5,061   $ (.11)
                                 ======   ======   ======   ======   ======   ======
Effect of dilutive securities,
  Stock options (1)                           --                         --
                                          ------                     ------

DILUTED                          $ (986)   5,084   $ (.19)  $ (535)   5,061   $ (.11)
                                 ======   ======   ======   ======   ======   ======

(1) Stock options were anti-dilutive for all periods presented, and, therefore, were excluded from the computation and reconciliation of Diluted Loss per Common Share for all periods presented. The number of potentially anti-dilutive securities were 6,000 and 8,000 in the third quarter and nine months of 2008, and 8,000 and 15,000 in the third quarter and nine months of 2007, respectively.

(2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2008.

Note 3:   SHORT-TERM DEBT
          ---------------

      On May 30, 2008, the Company and Ronson Consumer Products Corporation ("RCPC"), Ronson Aviation, Inc. ("Ronson Aviation"), and Ronson Corporation of Canada Ltd. ("Ronson-Canada") (collectively, the "Borrowers") entered into a secured revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility consists of (1) a revolving line of credit of up to $4.0 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

      The term of the credit facility is 60 months. The revolving line of credit had a balance of $1,570,000 at September 30, 2008. The revolving line of credit bears interest at 1/2% over the Wells Fargo prime rate (5% at September 30, 2008), or, at the Company's option, a portion may bear interest at LIBOR plus 3%.

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

      As a result of the repayment of the Short-term Debt and Long-term Debt with the new Wells Fargo financing on May 30, 2008, the Company recorded a Nonrecurring Loss on Extinguishment of Debt of $145,000 in the second quarter and first half of 2008. The Nonrecurring Loss on Extinguishment of Debt was composed of the following:

   Unamortized balance of deferred financing costs                  $  106,000
   Early termination fee paid to CIT Group/Commercial
      Services, Inc.                                                    31,000
   Difference between book value of Long-term Leases with Banc
      of America Leasing and payoff amount                               3,000
   Legal fees and other                                                  5,000
                                                                    ----------
      Total                                                         $  145,000
                                                                    ==========

      The Borrowers requested that Wells Fargo provide them with a waiver of covenant violations as of September 30, 2008, because the Company did not meet minimum net income for the nine months ended September 30, 2008, a minimum net cash flow for the nine months ended September 30, 2008, and minimum tangible net worth as of September 30, 2008 and because certain agreements with third parties required under the credit facility had not yet been obtained.

      In July and August 2008, the Company's President, Mr. Louis V. Aronson II, provided the Company with a subordinated demand loan of $275,000 which bears interest at the rate of 1/2% below the prime rate.

Note 4:   LONG-TERM DEBT
          --------------

      On September 27, 2006, RCPC entered into a mortgage loan agreement with Capital One, N.A. ("Capital One"), formerly known as North Fork Bank for $2,200,000. The mortgage loan had a balance of $2,134,000 at September 30, 2008 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, New Jersey and the guarantees of the Company and Ronson Aviation. In connection with a waiver of a covenant violation at December 31, 2007 provided to the Company by Capital One, effective April 1, 2008, the interest rate on the mortgage loan was increased to 8.00%, monthly installments have been increased to $17,081, the final installment on November 1, 2016 was increased to $1,746,000, and the debt service coverage ratio was modified.

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

      On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the new credit facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500 with a balance of $796,000 as of September 30, 2008, and a Real Estate Term Loan in the original amount of $2,922,500 with a balance of $2,874,000 as of September 30, 2008. The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest at the rate of the prime rate plus .75%. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest at the prime rate plus 1%, or, at the Company's option, a portion may be LIBOR plus 3.5%.

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

      The liability for these estimated costs and expenses as recorded in the financial statements at September 30, 2008, and December 31, 2007, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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

Financial information by industry segment is summarized below (in thousands):

                                                 Quarter Ended       Nine Months Ended
                                                 September 30,          September 30,
                                              -------------------   -------------------
                                                2008       2007       2008       2007
                                              --------   --------   --------   --------
Net sales:
   Consumer Products                          $  2,753   $  3,413   $  9,540   $ 10,064
   Aviation Services                             2,702      3,193      9,226      9,182
                                              --------   --------   --------   --------
      Consolidated                            $  5,455   $  6,606   $ 18,766   $ 19,246
                                              ========   ========   ========   ========

Earnings (loss) from operations:
   Consumer Products                          $   (339)  $    (17)  $   (419)  $     95
   Aviation Services                               173        359        936      1,197
                                              --------   --------   --------   --------
   Total reportable segments                      (166)       342        517      1,292
   Corporate and others                           (348)      (390)    (1,175)    (1,380)
   Other charges                                    --        (61)        --        (18)
                                              --------   --------   --------   --------
      Consolidated                            $   (514)  $   (109)  $   (658)  $   (106)
                                              ========   ========   ========   ========

Earnings (loss) before
   intercompany charges and income taxes:
   Consumer Products                          $   (442)  $   (147)  $   (784)  $   (303)
   Aviation Services                               116        348        785      1,169
                                              --------   --------   --------   --------
   Total reportable segments                      (326)       201          1        866
   Corporate and others                           (431)      (457)    (1,420)    (1,585)
   Nonrecurring loss on extinguishment of debt      --         --       (145)        --
   Other charges                                    --        (61)        --        (18)
                                              --------   --------   --------   --------
      Consolidated                            $   (757)  $   (317)  $ (1,564)  $   (737)
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

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                          Quarter Ended September 30, 2008 and 2007
                          -----------------------------------------

                                        Foreign                                   Accumulated
                                       Currency          Net         Prior           Other
                                      Translation      Pension      Service      Comprehensive
                                      Adjustments       Loss          Cost            Loss
                                    ---------------   --------   -------------   -------------
Balance at June 30, 2008                 $ (35)       $ 1,284        $ 28           $ 1,277
Current period loss                         14             --          --                14
Recognized as components of
  net periodic benefit cost                 --            (59)         (1)              (60)
Income tax expense (benefit)                (5)            23          --                18
                                         -----        -------        ----           -------
Balance at September 30, 2008            $ (26)       $ 1,248        $ 27           $ 1,249
                                         =====        =======        ====           =======

Balance at June 30, 2007                 $ (29)       $ 1,201        $ 37           $ 1,209
Current period (gain)                      (22)            --          --               (22)
Recognized as components of
  net periodic benefit cost                 --            (54)         (9)              (63)
Income tax expense                           9             22           3                34
                                         -----        -------        ----           -------
Balance at September 30, 2007            $ (42)       $ 1,169        $ 31           $ 1,158
                                         =====        =======        ====           =======

                        Nine Months Ended September 30, 2008 and 2007
                        ---------------------------------------------

                                        Foreign                                   Accumulated
                                       Currency          Net         Prior           Other
                                      Translation      Pension      Service      Comprehensive
                                      Adjustments       Loss          Cost            Loss
                                    ---------------   --------   -------------   -------------
Balance at December 31, 2007            $ (41)        $ 1,354        $ 32           $ 1,345
Current period loss                        23              --          --                23
Recognized as components of
  net periodic benefit cost                --            (178)         (5)             (183)
Income tax expense (benefit)               (8)             72          --                64
                                        -----         -------        ----           -------
Balance at September 30, 2008           $ (26)        $ 1,248        $ 27           $ 1,249
                                        =====         =======        ====           =======

Balance at December 31, 2006            $ (13)        $ 1,263        $ 39           $ 1,289
Current period (gain)                     (49)             --          --               (49)
Recognized as components of
  net periodic benefit cost                --            (158)        (13)             (171)
Income tax expense                         20              64           5                89
                                        -----         -------        ----           -------
Balance at September 30, 2007           $ (42)        $ 1,169        $ 31           $ 1,158
                                        =====         =======        ====           =======

Note 8:   STATEMENTS OF CASH FLOWS
          ------------------------

      Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                              Nine Months Ended
                                                September 30,
                                         ---------------------------
                                             2008           2007
                                         ------------   ------------
Cash Payments (Receipts) for:
      Interest                              $ 429           $ 451
      Income Taxes                             (2)             86

Financing & Investing Activities
  Not Affecting Cash:
   Capital lease obligations incurred          --              14

Note 9:   RETIREMENT PLANS
          ----------------

      The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                          Quarter              Nine Months
                                           Ended                  Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                     2008        2007       2008       2007
                                   --------   ---------   --------  ----------

Service Cost                         $  5       $  6       $  15      $  18
Interest Cost                          67         64         201        193
Expected return on plan assets        (64)       (69)       (193)      (205)
Recognized actuarial losses            59         54         179        160
Recognized prior service cost           2          2           4          4
                                     ----       ----       -----      -----
Net pension expense                  $ 69       $ 57       $ 206      $ 170
                                     ====       ====       =====      =====

Contributions to the pension plan during 2008 are expected to be as follows (in thousands):

   Paid in the nine months ended September 30, 2008                 $ 110
   Expected to be paid in the balance of 2008                          45
                                                                    -----

   Total expected to be paid in the year ending December 31, 2008   $ 155
                                                                    =====

The Company's contributions to the pension plan in the nine months ended September 30, 2007, were $190,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

         Third Quarter 2008 compared to Third Quarter 2007 and Nine Months 2008 Compared to Nine Months 2007.

         The Company's Net Sales declined to $5,455,000 in the third quarter of 2008 from $6,606,000 in the third quarter of 2007. The Net Sales decreased to $18,766,000 in the nine months of 2008 from $19,246,000 in the nine months of 2007.

         The Company had a Loss from Operations in the third quarter of 2008 of $514,000, as compared to a Loss from Operations of $109,000 in the third quarter of 2007. The Company's Loss from Operations was $658,000 in the nine months of 2008 compared to $106,000 in the nine months of 2007.

         The Company completed new and replacement financing on May 30, 2008, with Wells Fargo Bank, National Association ("Wells Fargo"). The new financing provided the Company with additional cash availability of about $1,300,000. It also improved the Company's working capital by about $2,000,000. As a result of the new financing, the Company recognized a nonrecurring pretax charge in the nine months of 2008 of about $145,000. The nonrecurring charge consisted of: 1) deferred costs related to the prior loan agreements that had not yet been fully amortized, and 2) the early termination fees related to the CIT financing agreement.

Ronson Consumer Products
------------------------
(in thousands)
                                      Quarter Ended         Nine Months Ended
                                       September 30,           September 30,
                                   --------------------    --------------------
                                     2008        2007        2008        2007
                                   --------    --------    --------    --------
Net sales                          $  2,753    $  3,413    $  9,540    $ 10,064
Earnings (loss) from operations        (339)        (17)       (419)         95
Nonrecurring charge                    --          --           (93)       --
Loss before income taxes
  and intercompany charges             (442)       (147)       (877)       (303)

         Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 19% in the third quarter of 2008 as compared to the third quarter of 2007, and by 5% in the nine months of 2008 compared to the nine months of 2007. The decreases in Net Sales in the third quarter of 2008 and in the nine months of 2008 were due primarily to decreased sales of the Company's flame accessory products. The decrease in Net Sales of 19% in the third quarter of 2008 from the third quarter of 2007 consisted of about 23% due to decreased volume of products sold, partially offset by an increase of 4% due to higher average net selling prices. The decrease of 5% in the nine months of 2008 as compared to the nine months of 2007 consisted of 8% due to lower volume of products sold partially offset by 3% due to higher average net selling prices.

         At Ronson Consumer Products, Cost of Sales, as a percentage of Net Sales increased to 72% in the third quarter of 2008 from 64% in the third quarter of 2007 and to 66% in the nine months of 2008 from 63% in the nine months of 2007. The increases in the Cost of Sales percentage in the third quarter of 2008 were primarily due to substantially increased material costs due to the substantially higher prices of oil used in fuels for butane refills and Ronsonol as well as other purchased components.

         The amount of the Cost of Sales at Ronson Consumer Products decreased by 9% in the third quarter of 2008 from the third quarter of 2007 and was virtually unchanged in the nine months of 2008 as compared to the nine months of 2007. These changes in the amount of Cost of Sales were composed of the following:

                                                    Quarter Ended    Nine Months Ended
                                                    September 30,      September 30,
                                                    -------------    -----------------
                                                         2008             2008
                                                         ----             ----
Decreased volume of products sold                         (10)%             (4)%
Decreased manufacturing costs                              (1)%             (1)%
Increase in unit costs of products sold                     2%               5%
                                                          ---              ---
Total change in amount of Cost of Sales (decrease)         (9)%             --%
                                                          ===              ===

         The increase in unit costs of product sold is due primarily to increased prices of oil as discussed above, partially offset by reduced inbound freight costs in the third quarter and nine months of 2008.

         Ronson Consumer Products Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, increased to 28% in the third quarter of 2008 from 26% in the third quarter of 2007 and were unchanged at 26% in the nine months of 2008 from the nine months of 2007. The increase in the Selling, Shipping, and Advertising percentages in the third quarter of 2008 were primarily due to the decreased Net Sales in the third quarter of 2008. General and Administrative Expenses, as a percentage of Net Sales, were higher at 9% in the nine months of 2008 from 7% in the nine months of 2007 primarily due to: 1) reductions in bad debt expenses in 2007, attributed to the collection of previously reserved delinquent accounts in 2007; 2) increased professional fees in 2008 due, in part, to compliance with Sarbanes-Oxley; and 3) lower Net Sales in the nine months of 2008.

         The Nonrecurring Charge of $93,000 in the nine months of 2008 was the loss on the extinguishment of debt in the second quarter of 2008, described in greater detail below.

Ronson Aviation
---------------
(in thousands)
                                          Quarter Ended       Nine Months Ended
                                          September 30,          September 30,
                                       ------------------    -------------------
                                        2008       2007       2008        2007
                                       -------    -------    -------     -------

Net sales                              $ 2,702    $ 3,193    $ 9,226     $ 9,182
Earnings from operations                   173        359        936       1,197
Nonrecurring charge                         --         --        (52)         --
Earnings before income taxes
   and intercompany charges                116        348        733       1,169

         Net Sales at Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey, decreased by 15% in the third quarter of 2008 from the third quarter of 2007 and increased slightly in the nine months of 2008 from the nine months of 2007. The decrease in the third quarter of 2008 was primarily due to the sale of an aircraft in the third quarter of 2007 (none in the third quarter of 2008) substantially offset by increased sales of aircraft fuel. The increase in sales in the nine months of 2008 was primarily due to increased sales of aircraft fuel in 2008, because of higher oil prices in 2008, substantially offset by lower sales of aircraft (none were sold in 2008).

         Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 83% in the third quarter of 2008 from 79% in the third quarter of 2007, and to 80% in the nine months of 2008 from 77% in the nine months of 2007. The increase in the Cost of Sales percentage in 2008 was primarily due to the increased cost of aircraft fuel sold caused by higher oil prices. The increase in the dollar amount of cost of sales of aircraft fuel due to higher oil prices was approximately equal to the amount of higher sales of aircraft fuel due to price increases.

         Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, were unchanged at 9% in the nine months of 2008 and in the nine months of 2007.

         Ronson Aviation's Interest Expense increased to $50,000 in the third quarter of 2008 from $2,000 in the third quarter of 2007, and to $120,000 in the nine months of 2008 from $9,000 in the nine months of 2007. The increases in 2008 were primarily because Ronson Aviation's interest cost in 2007 was capitalized as part of the cost of the construction of the new hangar and because of higher long-term debt from the new Wells Fargo financing.

         The Nonrecurring Charge of $52,000 in the nine months of 2008 was the loss on the extinguishment of debt in the second quarter of 2008, described in greater detail below.

Other Items
-----------

         The Other Charges in the third quarter and nine months of 2007 of $61,000 and $18,000, respectively, were the legal fees incurred, net of related insurance proceeds related to stockholder litigation (none in 2008 because the litigation was settled in December 2007).

         The General and Administrative Expenses of Corporate and Others decreased to $348,000 in the third quarter of 2008 from $390,000 in the third quarter of 2007 and $1,175,000 in the nine months of 2008 from $1,380,000 in the nine months of 2007 primarily due to decreased professional fees and personnel costs.

         The Nonrecurring Loss on Extinguishment of Debt of $145,000 in the third quarter and nine months of 2008 ($93,000 at Ronson Consumer Products and $52,000 at Ronson Aviation) was the result of repayment of Short-term Debt and Long-term Debt with the new Wells Fargo financing on May 30, 2008. The Nonrecurring Loss on Extinguishment of Debt was composed of the following:

Unamortized balance of deferred financing costs                         $106,000
Early termination fee paid to CIT Group/Commercial
   Services, Inc.                                                         31,000
Difference between book value of Long-term Leases with Banc
   of America Leasing and payoff amount                                    3,000
Legal fees and other                                                       5,000
                                                                        --------
    Total                                                               $145,000
                                                                        ========

Income Taxes
------------

         The Company's Income Tax Benefits as a percentage of Loss before Income Taxes were higher at 37% in the nine months of 2008 from 27% in the nine months of 2007.

The Company's Income Tax Benefits in the nine months of 2007 were reduced by $67,000 due to an increase in the valuation allowance related to deferred tax assets. In the nine months of 2007, the Company reviewed the likelihood, that, using a tax planning strategy, it would be able to utilize net operating loss carryforwards of Prometcor, Inc. for purposes of State of New Jersey income taxes. The determination was made that a portion was not likely to be utilized. Therefore, in the nine months of 2007, the Company increased the valuation reserve related to deferred income tax assets by $67,000, resulting in decreased Income Tax Benefits.

FINANCIAL CONDITION

         The Company's Stockholders' Equity decreased to $2,097,000 at September 30, 2008 from $2,987,000 at December 31, 2007. The decrease of $890,000 in
Stockholders' Equity was primarily due to the Net Loss in the nine months of 2008. The Company had a deficiency in working capital of $1,676,000 at September 30, 2008, as compared to $2,436,000 at December 31, 2007. The substantial improvement of $760,000 in working capital was primarily due to about $2,000,000 in additional working capital provided by the new Wells Fargo financing, partially offset by the Loss before Income Taxes in the nine months of 2008.

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

         The term of the credit facility is 60 months. The revolving line of credit had a balance of $1,570,000 at September 30, 2008. The revolving line of credit bears interest at 1/2% over the Wells Fargo prime rate, or, at the Company's option, a portion may bear interest at LIBOR plus 3%.

         The Company obtained two term loans from Wells Fargo as part of the new credit facility: an Equipment Term Loan in the original amount of $837,500 and a Real Estate Term Loan in the original amount of $2,922,500. The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest at the prime rate plus .75%. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest at the prime rate plus 1%, or, at the Company's option, a portion may be LIBOR plus 3.5%.

         Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at September 30, 2008, the Company's subsidiaries had unused borrowings available at September 30, 2008 of about $312,000 under the Wells Fargo line of credit described above.

         The Company has requested that Wells Fargo provide a waiver of covenant violations as of September 30, 2008, because the Company did not meet minimum net income for the nine months ended September 30, 2008, minimum net cash flow for the nine months ended September 30, 2008, and minimum tangible net worth as of

September 30, 2008, and because certain agreements with third parties required under the credit facility had not yet been obtained.

         If the Company were not in compliance with the above covenants or does not obtain a waiver of compliance, an event of default would occur under the Wells Fargo Credit and Security Agreement. The event of default would, in turn, be an event of default under the Capital One mortgage loan. If the Company did not comply with the above covenants or not obtain waivers of compliance, the Company's lenders may accelerate payment of the term loans and mortgage loan, and Wells Fargo may amend the terms of the loans and may cease making advances under the revolving loan.

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

         During July and August, the Company's President, Mr. Louis V. Aronson II, provided the Company with a subordinated demand loan of $275,000 which bears interest at the rate of 1/2% below the prime rate.

         The Company's Accounts Receivable was reduced to $1,197,000 at September 30, 2008 from $1,743,000 primarily due to the lower sales in the third quarter of 2008. The Company's Accounts Payable was reduced to $2,633,000 at September 30, 2008, from $3,086,000 at December 31, 2007, because a portion of the proceeds from the new Wells Fargo financing was used for this purpose.

         The Company's Other Assets increased to $3,646,000 at September 30, 2008 from $2,895,000 at December 31, 2007, primarily due to the Deferred Income Tax Benefits of $592,000 in the nine months and to costs incurred and deferred related to completing the Wells Fargo Credit and Security Agreement.

         The Decrease in Cash from Changes in Other Non-current Assets and Other Long-term liabilities of $319,000 for the nine months ended September 30, 2008, was due to the deferral of financing costs incurred related to the new Wells Fargo financing.

         The Company's Capital Expenditures decreased to $106,000 in the nine months of 2008 from $904,000 in the nine months of 2007 primarily because Ronson Aviation completed the construction of the new hangar in the fourth quarter of 2007.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      There has been no significant change in the Company's exposure to market risk during the nine months of 2008. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

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

      Management, including the CEO and CFO, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2008.

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

      b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls in the third fiscal quarter or subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS
          ------------

      There were no material changes in the nine months ended September 30, 2008, in the risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2007.

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

                                         RONSON CORPORATION

Date: November 14, 2008                  /s/ Louis V. Aronson II
                                        -----------------------------------
                                         Louis V. Aronson II, President
                                         & Chief Executive Officer

                                         (Signing as Duly Authorized
                                         Officer of the Registrant)

Date: November 14, 2008                  /s/ Daryl K. Holcomb
                                        -----------------------------------
                                         Daryl K. Holcomb, Vice President,
                                         Chief Financial Officer and
                                         Controller

                                         (Signing as Chief Financial
                                         Officer of the Registrant)