Form 10-K
period 2008-12-31
RONSON CORP
filed 2009-04-15
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock par value                             Over-the-Counter Pink Sheets
$1.00 per share

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

Indicate by the check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The aggregate market value of common equity held by non-affiliates of the registrant was approximately $4,284,298 as of June 30, 2008; the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity.

         As of March 31, 2009, there were 5,083,539 shares of the registrant's common stock outstanding.

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

                                TABLE OF CONTENTS


Part I                                                                     Page

  Item  1.     Business.                                                      4

        1A.    Risk Factors.                                                  8

        2.     Properties.                                                   12

        3.     Legal Proceedings.                                            13

        4.     Submission of Matters to a Vote of Security Holders.          13

Part II

   Item 5.     Market for the Company's Common Stock, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.            14

        6.     Selected Financial Data.                                      15

        7.     Management's Discussion and Analysis of Financial Condition   15
               and Results of Operations.

        7A.    Quantitative and Qualitative Disclosures about Market Risk.   27

        8.     Financial Statements and Supplementary Data.                  27

        9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.                                     28

        9A.(T) Controls and Procedures.                                      28

        9B.    Other Information.                                            29


Part III

   Item 10.    Directors, Executive Officers and Corporate Governance.       30

        11.    Executive Compensation.                                       33

        12.    Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters.               39

        13.    Certain Relationships and Related Transactions,
               and Director Independence.                                    41

        14.    Principal Accountant Fees and Services.                       42


Part IV

   Item 15.    Exhibits and Financial Statement Schedules.                   42

Signatures.                                                                  44

Financial Statements.                                                        45

                                     PART I

Item 1 - DESCRIPTION OF BUSINESS


(a) General Development of Business.

         The Registrant, Ronson Corporation (the "Company"), is a company incorporated in 1928.

         The Company is engaged principally in the following businesses:

         1.       Consumer Products; and

         2.       Aviation-Fixed Wing and Helicopter Services.

         Effective March 2, 2009, the Company's common shares are traded on the Over-the-Counter Pink Sheets. The Company's common shares are quoted under the symbol RONC.PK. The Company's common stock was previously traded on the Nasdaq Capital Market.

         On March 30, 2009, the Company and its subsidiaries entered into a forbearance agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo has agreed not to assert existing events of default under the borrowers' credit facilities with Wells Fargo through April 24, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the borrowers breach the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo or the borrowers fail actively to pursue alternative financing or divestiture of the Company's aviation division.

         The Company announced that it has initiated plans to divest Ronson Aviation, Inc. ("Ronson Aviation"). The Company is in the process of procuring purchasers so as to maximize the value of Ronson Aviation, permit it to satisfy outstanding indebtedness, including to Wells Fargo, and provide working capital to support and focus on its consumer products business. The Company's objective is to consummate a transaction prior to the end of the second quarter, subject to identifying and reaching agreement with a prospective purchaser, obtaining shareholder approval and meeting other conditions that may be contained in definitive documentation once negotiated.

         Pending consummation of a transaction, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period. The Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration. In the event of acceleration of its indebtedness to Wells Fargo and its outstanding mortgage loans, as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts. There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

(b)      Financial Information about Segments.

         Refer to Note 11 of the Notes to Consolidated Financial Statements below.

(c)      Narrative Description of Business.

         (1) Consumer Products
             -----------------

         The Company's consumer packaged products, which are manufactured in Woodbridge, New Jersey, and distributed in the United States by the Company's wholly owned subsidiary, Ronson Consumer Products Corporation ("RCPC"), include Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, and a multi-use penetrant spray lubricant product under the tradename "Multi-Lube". In addition, the

Company's consumer packaged products are marketed in Canada through Ronson Corporation of Canada Ltd. ("Ronson-Canada"), a wholly owned subsidiary of the Company. RCPC and Ronson-Canada together comprise Ronson Consumer Products. The Company also distributes its consumer products in Mexico. The consumer products segment has two greater than 10% customers, a distributor, supplying Ronson's products to numerous retailers, and a major retailer. Management does not believe that this segment is substantially dependent on this distributor because of the presence of many other distributors which provide retailers with Ronson's consumer products. Sales to this distributor in 2006 accounted for 13% of Consolidated Net Sales of the Company (less than 10% in 2008 and 2007). Sales to this distributor in 2008, 2007, and 2006 accounted for 22%, 18% and 24%, respectively, of Net Sales of the consumer products segment. Sales to this major retailer in each of the years 2008, 2007, and 2006 accounted for 13% of Net Sales of the consumer products segment. In addition, the retailer is a significant customer of the above distributor for the Company's consumer products. Loss of this customer could have an adverse impact on the sales and results of operations of the consumer products segment.

         Consumer products are distributed through distributors, food brokers, automotive and hardware representatives and mass merchandisers, drug chains and convenience stores in the United States and Canada. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States, Canada and Mexico. These subsidiaries' consumer products face substantial competition from other nationally distributed products and from numerous local and private label packaged products. Since Ronson Consumer Products produces packaged products in accordance with its sales forecasts, which are frequently reviewed and revised, inventory accumulation has not been a significant factor, and this segment does not generally have a significant order backlog. The sources and availability of raw materials for this segment's packaged products are not significant factors; however, increased costs in 2008, 2007, and 2006 associated with the rising prices of oil used in certain Ronson consumer products are a factor.

         Ronson Consumer Products also distributes six lighter and torch products - the "COMET" refillable butane lighter; the Ronson "WINDLITE" Ronsonol fuel windproof lighter; three Ronson "Multi-Purpose Lighters" (MPL), used for lighting fireplaces, barbecues, camping stoves and candles; the "JetLite", a blue flame torch lighter, excellent in the wind as when sailing or golfing; the "Tech Torch" Auto Start, used for precision craft and hobby work, and soldering; and the "AERO TORCH", geared for soldering, plumbing and outdoor use requiring a larger flame. The lighter products are marketed in the United States, Canada, and Mexico.

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

         In March 2009, the Company announced that it has initiated plans to divest Ronson Aviation. (Refer to Item 7 below.)

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

RESEARCH ACTIVITIES
-------------------

         The Company's consumer products segment expensed approximately $299,000, $371,000, and $376,000, during the fiscal years ended December 31, 2008, 2007 and 2006, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

NUMBER OF EMPLOYEES
-------------------

         As of December 31, 2008, the Company and its subsidiaries employed a total of 86 persons.

CUSTOMER DEPENDENCE
-------------------

         See above under "Consumer Products".

SALES AND REVENUES
------------------

         The following table sets forth the percentage of total sales contributed by each of the Company's classes of similar products which contributed to total sales during the last three fiscal years.

                                 Consumer           Aviation Operations
                                 Products               and Services
                                 --------               ------------
         2008                      52%                      48%
         2007                      53%                      47%
         2006                      58%                      42%

(d)      Financial Information About Geographic Areas.

         Refer to Note 11 of the Notes to Consolidated Financial Statements.

Item 1A - RISK FACTORS
          ------------

         Adequate Sources of Financing May Not Be Available

         On March 30, 2009, the Company and RCPC, Ronson Aviation, and Ronson-Canada entered into a forbearance agreement with Wells Fargo, under which Wells Fargo has agreed not to assert existing events of default under the borrowers' credit facilities with Wells Fargo through April 24, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the borrowers breach the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo or the Borrowers fail actively to pursue alternative financing or divestiture of the Company's aviation division.

         The Company announced that it has initiated plans to divest Ronson Aviation. The Company is in the process of procuring purchasers so as to maximize the value of Ronson Aviation, permit it to satisfy outstanding indebtedness, including to Wells Fargo, and provide working capital to support and focus on its consumer products business. The Company's objective is to consummate a transaction prior to the end of the second quarter, subject to identifying and reaching agreement with a prospective purchaser, obtaining shareholder approval and meeting other conditions that may be contained in definitive documentation once negotiated.

         Pending consummation of a transaction, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period. The Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration. In the event of acceleration of its indebtedness to Wells Fargo and its outstanding mortgage loans, as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts. There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

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

         * the fluctuating prices of oil, an ingredient in Ronson fuels;

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

         Interest Rates

         The Company is exposed to changes in prevailing market interest rates affecting its interest costs and the return on its investments. All of the Company's Short-term Debt carries a variable rate of interest. The Company's outstanding Long-term Debt as of December 31, 2008, consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates and indebtedness with variable rates of interest.

         Foreign Currency Exchange Rates

         The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 10% of its Consolidated Net Sales were in Canada.

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

Ronson Consumer Products:

         Component Supply Risk

         Ronson Consumer Products depends upon its vendors for the supply of the primary components for its flame accessory and chemical products. Certain of these components are subject to significant price volatility beyond the control or influence of the Company, primarily related to oil prices. In that regard, petroleum products have had significant price volatility in the past and may in the future. Rising oil prices can also impact the Company's cost of transporting its products. Other than in 2008, the Company has historically been successful in managing its component costs and product pricing to maintain historical gross margins. Additionally, the Company has generally found alternative sources of constituent chemicals for its products readily available. As component and raw material costs are the main contribution to cost of goods sold for all of the Company's products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company's products. Increases in the prices for the components could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

         Reliance on Supply Chain

         Several of Ronson Consumer Products' lighter and torch products and certain components of its packaged products are manufactured by a single vendor. Since there are a number of sources of similar lighter products, the Company believes that other suppliers could provide lighters and torches on comparable terms. The loss of any of these suppliers or manufacturers could, however, temporarily disrupt or interrupt the production of the Company's products.

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

         Business Risk

         Ronson Aviation depends upon demand for general aviation services, including corporate air travel. Increased security requirements and concerns may have an effect, positive or adverse, on Ronson Aviation's future operating results, financial position and cash flows. Increased congestion and delays at airports in the NY/NJ metro area may also have an effect, either positive or negative, on Ronson Aviation's operating results.

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


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         (a) At the Company's Annual Stockholders' Meeting (the "Meeting") on November 11, 2008, the matters set forth in the Company's 2008 Notice of Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company's stockholders.

         (b) The Election of Directors by 87.7% or more of the votes cast at the meeting is summarized as follows:

         Mr. Louis V. Aronson II was reelected for a three-year term as a Class III director, expiring at the 2011 Annual Meeting and Mr. John H. Bess was elected as a Class III director to replace Mr. I. Leo Motiuk; and

         The terms of office of each of the following directors continued after the Meeting; Barbara L. Collins, Edward E. David Jr., Erwin M. Ganz, Justin P. Walder and Gerard J. Quinnan.

         (c) The appointment of Demetrius & Company, L.L.C., independent auditors, to audit the consolidated financial statements of the Company for the year 2008 was ratified by 97.5% of the votes cast at the Meeting.

         The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

1. ELECTION OF DIRECTORS

         Class III (term expires at 2011 Annual Meeting of Stockholders):

                                    FOR            %        WITHHELD     %
                                    ---            -        --------     -

         Louis V. Aronson II        4,092,127      87.7     573,234      12.3
         John H. Bess               4,184,724      89.7     480,637      10.3

2. To ratify the appointment of DEMETRIUS & COMPANY, L.L.C., as independent auditors for the year 2008.

         FOR            %          AGAINST        %        ABSTAIN        %
         ---            -          -------        -        -------        -

         4,550,343      97.5       98,326         2.1      16,692         0.4

PART II
-------

Item 5 - MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         -------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------

(a) The principal market for trading in Ronson common stock was the Nasdaq Capital Market in 2008. Effective March 2, 2009, the Company's common stock is traded in the Over-the-Counter Pink Sheets. Market data for the last two fiscal years are listed below for information and analysis. The data presented reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2008
--------------------------------------------------------

Quarter               1st     2nd      3rd      4th
--------------------------------------------------------
High Bid             1.80     1.76     1.25     1.15
Low Bid              0.95     0.95     0.99     0.11

2007
--------------------------------------------------------
                      1st     2nd      3rd      4th
Quarter
--------------------------------------------------------
High Bid             2.05     1.97     2.44     2.00
Low Bid              1.53     1.09     1.19     0.95

         (b) At March 31, 2009, there were 1,986 stockholders of record of the Company's common stock.

         (c) Dividends -

         1. There were no cash dividends declared or paid by the Company in the years ended December 31, 2008, 2007 and 2006.

         2. Stock dividends - On February 1, 2008, the Company's Board of Directors declared a 5% stock dividend on the Company's outstanding common stock, in addition to a 5% common stock dividend declared during each of the last six fiscal years, on February 1, 2007, February 23, 2006, February 15, 2005, February 12, 2004, March 18, 2003, and March 12, 2002,
                  respectively. Information regarding the number of shares and per share amounts was retroactively adjusted for the stock dividends declared on the Company's common stock.

         (d) See Item 11 below for information as to securities authorized for issuance under equity compensation plans.

         (e) The following table contains information about purchases of equity securities by the Company and affiliated persons during the fourth quarter of 2008:

                              Issuer Purchases of Equity Securities
-------------------------------------------------------------------------------------------------------
                                                                                          Maximum
                                                                                        Number (or
                                                                  Total Number of   Approximate Dollar
                                                                 Shares Purchased    Value) of Shares
                                                     Average        as Part of        that May Yet Be
                                 Total Number of    Price Paid  Publicly Announced  Purchased Under the
Period                           Shares Purchased   per Share    Plans or Programs   Plans or Programs
-------------------------------------------------------------------------------------------------------
October 1 - October 31, 2008           4,000         $   0.98               --                  --
November 1 - November 30, 2008         5,000             0.47               --                  --
December 1 - December 31, 2008         4,000             0.35               --                  --
                                   -------------     ---------       ---------            --------
Total                                 13,000         $   0.59               --                  --
                                   =============     ========        =========            ========

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

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

2008 Compared to 2007

         The Company's Net Sales of $24,187,000 in the year 2008 were lower as compared to $26,246,000 in 2007. The Company had a Loss from Operations of $(1,427,000) in the year 2008 as compared to Earnings From Operations of $38,000 in the year 2007. The Company's Net Loss was $(1,652,000) in the year 2008 as compared to $(597,000) in the year 2007.

Ronson Consumer Products
------------------------
 (in thousands)
                                                     Year Ended December 31
                                                           2008        2007
                                                           ----        ----
Net sales                                               $12,524     $13,883
Earnings (loss) before interest, other items,
   intercompany charges, and taxes                       (1,116)        269
Nonrecurring Loss                                           (93)         --
Loss before intercompany charges
   and taxes                                             (1,655)       (254)

         Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 10% in 2008 as compared to 2007 primarily due to decreased sales of the Company's Ronsonol lighter fuel and Multi-Fill butane fuel. The sales decrease of 10% in 2008 consisted of a sales decrease of about 13% due to lower unit volume of products sold partially offset by an increase of higher average net selling prices of about 3%. The Net Sales at Ronson Consumer Products were significantly reduced in the fourth quarter because: 1) reduced loan availability under the Company's revolving line of credit restricted the ability of Ronson Consumer Products to acquire the raw materials to produce the products to meet customer orders, and 2) the decline in the economy reduced customer purchases.

         Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 71% in 2008 from 62% in 2007. The increase in the Cost of Sales percentage in 2008 was primarily due to substantially increased material costs due to the substantially higher prices of oil used in fuels for butane refills and Ronsonol as well as other purchased components, to write-downs to lower-of-cost-or-market of certain inventory items, and to the lower net sales in 2008. The amount of the Cost of Sales at Ronson Consumer Products increased in 2008 by 3%. The increase in the amount of Cost of Sales was composed of the following, in percent:

            Decreased unit volume of products sold         (8)%
            Increased unit costs of products sold *         6 %
            Increased manufacturing costs                   2 %
            Inventory write-down                            3 %
                                                           ---
            Total increase in amount of Cost of Sales       3 %
                                                           ===

         * The increase in unit costs of products sold was due primarily to increases in oil prices.

         Selling, Shipping and Advertising Expenses, as a percentage of Net Sales, at Ronson Consumer Products increased to 27% in 2008 from 26% in 2007 primarily because reduced selling personnel costs were more than offset by the decreased Net Sales. General and Administrative Expenses, as a percentage of Net Sales, was 8% in 2008 and 7% in 2007.

         Interest Expense at Ronson Consumer Products decreased to $389,000 in 2008 from $406,000 in 2007. The Interest Expense at Ronson Consumer Products in 2008 included increased interest expense of $35,000 due to the default rate charged by Wells Fargo Bank, National Association ("Wells Fargo").

Ronson Aviation
---------------
 (in thousands)
                                                      Year Ended December 31
                                                            2008        2007
                                                            ----        ----
Net sales                                                $11,663     $12,363
Earnings before interest, other items,
   intercompany charges, and taxes                         1,326       1,612
Nonrecurring Loss                                            (52)         --
Earnings before intercompany charges
   and taxes                                               1,079       1,539

         Net Sales at Ronson Aviation decreased in 2008 by 6% as compared to 2007 primarily because increased sales of aircraft fuel in 2008 due to higher oil prices in 2008 were substantially offset by lower sales of aircraft (none were sold in 2008)and by reduced sales of aircraft maintenance services.

         Ronson Aviation's Cost of Sales, as a percentage of Net Sales, increased to 79% in 2008 from 77% in 2007. The increase in the Cost of Sales Percentage in 2008 was primarily due to the increased cost of aircraft fuel sold caused by higher oil prices. The increase in the dollar amount of cost of sales of aircraft fuel due to higher oil prices was approximately equal to the amount of higher sales of aircraft fuel due to price increases.

         Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, decreased to 8% in 2008 as compared with 9% in 2007 primarily due to decreased personnel costs because of reductions in management incentive compensation to the Company's officers related to both 2008 and 2007.

         Interest Expense at Ronson Aviation increased to $207,000 in 2008 from $44,000 in 2007. In 2006 and through November 2007, Ronson Aviation capitalized much of its interest cost as part of the cost of construction of its new 19,200 sq. ft. hangar. The hangar was placed in service in November 2007 and, accordingly, the interest costs are no longer being capitalized. The interest expense at Ronson Aviation in 2008 included increased interest expense of $48,000 due to the default rate charged by Wells Fargo.

Other Items
-----------

         The General and Administrative Expenses of Corporate and Others decreased to $1,637,000 in 2008 as compared to $1,815,000 in 2007 primarily because of reduced personnel costs and reduced professional fees in 2008 as compared to 2007.

         The Nonrecurring Loss on Extinguishment of Debt of $145,000 in 2008 ($93,000 at Ronson Consumer Products and $52,000 at Ronson Aviation) was the result of repayment of Short-term Debt and Long-term Debt with the new Wells Fargo financing on May 30, 2008. The Nonrecurring Loss on Extinguishment of Debt was composed of the following:

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
                                                                     ========

         Other-Net included pension expenses related to the Company's frozen defined benefit plans of $273,000, $220,000 and $315,000, in the years ended December 31, 2008, 2007, and 2006, respectively.


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

         Event #2 - Results in 2006 and 2007 also reflected the effects of the Company's investment of approximately $3.3 million in a new 19,200 sq. ft. hangar at Ronson Aviation. The $3.3 million expenditure met the County's requirement for an additional investment by Ronson Aviation to extend Ronson Aviation's favorable lease with Mercer County for an additional twenty-five years. The new hangar, completed near the end of 2007, tied up sizable cash funds during construction and did not contribute revenue or earnings to the Company until the very end of 2007.

Ronson Consumer Products
------------------------
 (in thousands)
                                                        Year Ended December 31,
                                                            2007           2006
                                                            ----           ----
Net sales                                                $13,883        $16,870
Earnings before interest, other items,
   intercompany charges, and taxes                           269          1,243
Earnings (loss) before intercompany charges
   and taxes                                                (254)           946

         Net Sales of consumer products at Ronson Consumer Products decreased by 18% in 2007 as compared to 2006 primarily due to decreased sales of the Company's Ronsonol lighter fuel and Multi-Fill butane fuel, and to the sale in April 2006 to a distributor in China discussed above. The sales decrease of 18% in 2007 consisted of a sales decrease of about 21% due to lower unit volume of products sold partially offset by an increase of higher average net selling prices of about 3%. The April 2006 sale to the distributor in China was at reduced selling prices.

         Cost of Sales, as a percentage of Net Sales, at Ronson Consumer Products increased to 62% in 2007 from 61% in 2006. The increase in the Cost of Sales percentage in 2007 was primarily due to increased material costs due to the effects of large increases in the price of oil. The amount of the Cost of Sales at Ronson Consumer

Products decreased in 2007 by 16%. The decrease in the amount of Cost of Sales was composed of the following, in percent:

         Decreased unit volume of products sold         (18)%
         Increased unit costs of products sold *          4 %
         Decreased manufacturing costs                   (2)%
         Total decrease in amount of Cost of Sales      (16)%

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

Ronson Aviation
---------------
 (in thousands)
                                                       Year Ended December 31,
                                                           2007           2006
                                                           ----           ----
Net sales                                               $12,363        $12,374
Earnings before interest, other items,
   intercompany charges, and taxes                        1,612          1,660
Earnings before intercompany charges
   and taxes                                              1,539          1,606

         Net Sales at Ronson Aviation were unchanged in 2007 as compared to 2006 primarily because reduced sales of new aircraft was substantially offset by higher sales of fuel and other aviation services in 2007 from 2006.

         Ronson Aviation's Cost of Sales, as a percentage of Net Sales, was unchanged at 77% in 2007 and 2006. Ronson Aviation's Cost of Sales in 2008 will include the costs related to the new hangar, including depreciation.

         Ronson Aviation's Selling, Shipping and Advertising Expenses and General and Administrative Expenses, as a percentage of Net Sales, increased to 9% in 2007 as compared with 7% in 2006 primarily due to increased personnel costs.

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

         Other-Net included pension expenses related to the Company's frozen defined benefit plans of $220,000, $315,000, and $308,000, in the years ended December 31, 2007, 2006, and 2005, respectively.

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

         Other-Net also included the amortization of $149,000 and $40,000 in 2007 and 2006, respectively, in deferred costs incurred to complete the CIT and Capital One financing. The costs are being amortized over the terms of the loans.

Income Taxes
------------

         In accordance with Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", in 2008, 2007, and 2006, the Company recognized deferred income tax expense (benefits) of $(1,051,000), $(244,000), and $130,000, respectively, primarily due to the Earnings (Losses) before Taxes.

         Current income taxes in the years ended December 31, 2008, 2007, and 2006, were presented net of credits of $24,000, $17,000, and $17,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2008, 2007 and 2006, current income tax expenses (benefits) were as follows (in thousands):

                                                     Year Ended December 31,
                                                        2008   2007   2006
                                                        ----   ----   ----
                  Federal                               $ --   $(1)   $ --
                  State                                   10    13      20
                  Foreign                                  9    (5)     72
                                                          --    ---     --
                                      Total             $ 19   $ 7    $ 92
                                                        ====   ====   ====

         At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7,471,000 and federal and state alternative minimum tax credit carryforwards of $102,000. (Refer to Note 2 of the Notes to Consolidated Financial Statements.)

         For purposes of financial reporting, the Company's effective income tax rates were benefits of 38% in 2008 and 28% in 2007, and expense of 77% in 2006. The changes in the effective tax rate in 2007 and 2006 were primarily due to increases in the valuation allowance related to deferred tax assets. In 2006 and 2007, the Company reviewed the likelihood that, using a tax planning strategy, it would be able to utilize net operating loss carryforwards of Prometcor, Inc. for purposes of State of New Jersey income taxes. The determination was made that a portion was not likely to be utilized. Therefore, in 2006 and 2007, the Company increased the valuation reserve related to deferred income tax assets resulting in increased Income Tax Expenses.

FINANCIAL CONDITION
-------------------

         The Company's Stockholders' Equity decreased to a deficit of $94,000 at December 31, 2008, from equity of $2,987,000 at December 31, 2007. The decrease in Stockholders' Equity in 2008 was primarily due to the Net Loss of $1,652,000 in 2008 and to an increase of $1,398,000 in the Net Pension Loss component of Accumulated Other Comprehensive Loss. The Net Pension Loss increased primarily due to reductions in 2008 in the values of the assets held by the Ronson Corporation Retirement Plan.

         The Company had a deficiency in working capital of $3,041,000 at December 31, 2008, as compared to a deficiency of $2,436,000 at December 31, 2007. The increase of $605,000 in the working capital deficiency was primarily due to the Loss Before Income Taxes in 2008 of $2,684,000, substantially offset by about $2,000,000 in additional working capital provided by the new Wells Fargo financing.

         The Company's independent registered public accountants report on the Company's financial statements for the year ended December 31, 2008, includes a statement that there is substantial doubt about the Company's ability to continue as a going concern. The Company has incurred losses from operations and has a Stockholders' Deficiency and working capital deficiency. (Refer to Note 1 to Consolidated Financial Statements on Going Concern and Managements' Response.)

         On May 30, 2008, the Company and RCPC, Ronson Aviation, and Ronson-Canada (collectively, the "Borrowers") entered into a secured, revolving credit facility with Wells Fargo. The credit facility consists of (1)a revolving line of credit of up to $4.0 million, subsequently reduced to $2,000,000, (2)a Real Estate Term Loan of $2,922,500 and (3)an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than (1)the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

         The term of the credit facility is 60 months. The revolving line of credit had a balance of $1,472,000 at December 31, 2008. Initially, the revolving line of credit bore interest at 1/2% over the Wells Fargo prime rate, or, at the Company's option, a portion could bear interest at LIBOR plus 3%.

         The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest. The interest rate for the Equipment Term Loan, originally the prime rate plus .75%, was increased in the fourth quarter 2008, to the prime rate plus 3.75%, effective July 1, 2008. Similarly, the interest rate for the Real Estate Term Loan, originally the prime rate plus 1%, was increased to the prime rate plus 4%, effective July 1, 2008.

         In November 2008, Wells Fargo advised the Company and its subsidiaries that Events of Default under the Credit Agreement had occurred. These events of default included the Company's not meeting financial covenants as follows: 1) the minimum Tangible Net Worth as of September 30, 2008, 2) the minimum Net Income for the nine months ended September 30, 2008, and 3) the minimum Net Cash Flow for the nine months ended September 30, 2008, and the Company's not meeting all of the requirements of the Post-Closing Agreement dated May 30, 2008. As a result of the events of default, Wells Fargo increased the interest rate charged on the loans outstanding under the credit agreement by 3%. These increases were assessed retroactively to July 1, 2008.

         On February 20, 2009, the Company received from Wells Fargo additional notification of Wells Fargo's reservation of rights and remedies relating to previously disclosed events of default which would permit Wells Fargo to accelerate the Company's outstanding indebtedness owed to Wells Fargo. These events of default extend to maintaining financial covenant compliance relating to minimum net income, net cash flow and tangible net worth requirements of the Company's last completed fiscal quarter, failure to obtain certain waivers and other agreements with third parties required under the credit facility, and failure to meet certain financial reporting due dates. Wells Fargo has instituted certain restrictions and reduced loan availability and has required the Company to engage a consultant to review its operations and cash requirements, but has not accelerated any payments under the credit facility and has continued to lend to the Company.

         Under cross-default provisions in the Company's mortgage loan from Capital One, the events of default under the Wells Fargo facility are an event of default under the mortgage loan. Capital One has not accelerated any payments under the mortgage loan. At December 31, 2008, the amounts of the outstanding indebtedness to Wells Fargo and Capital One were $5,042,000 and $2,133,000, respectively.

         On March 30, 2009, the Company and RCPC, Ronson Aviation, and Ronson-Canada entered into a forbearance agreement with Wells Fargo, under which Wells Fargo has agreed not to assert existing events of default under the Borrowers' credit facilities with Wells Fargo through April 24, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the Borrowers breach the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the Borrowers fail to employ a Chief Restructuring Officer or the Borrowers fail actively to pursue alternative financing or divestiture of the Company's aviation division.

         During the forbearance period, Wells Fargo will make available to the domestic Borrowers an overadvance facility in the amount of up to $500,000 to supplement the Borrowers' credit line, the maximum amount of which will be adjusted to $2 million. During the forbearance period, the Borrowers will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $450,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or payment of all amounts owed to Wells Fargo.

         On March 30, 2009, the Company retained Joel Getzler, of Getzler Henrich & Associates LLC ("Getzler Henrich"), as Chief Restructuring Officer, with responsibility for operations, finance, accounting and related administrative issues, subject to the authority and reporting to the Company's Board of Directors. Getzler Henrich is a corporate turnaround and restructuring firm which, in addition to its operational restructuring focus, is experienced in restructuring, lender/credit relationship management and financing. Mr. Getzler will act as Chief Restructuring Officer for the period during which Wells Fargo continues to make revolving advances to the Borrowers in an amount sufficient to fund their cash flow needs. The Company will be obligated for fees and expenses to Getzler Henrich in connection with services provided by Mr. Getzler and his associates. Under the engagement letter, the Company will pay to Getzler Henrich a fee in the amount of $15,000 per week for the services of Mr. Getzler as Chief Restructuring Officer and hourly fees for Mr. Getzler's associates, the aggregate amount of which will not exceed $130,000 for the initial four-week term under the Engagement Agreement. In addition, Getzler Henrich will be entitled to a signing bonus in the amount of $200,000.

         During the term of the engagement agreement, payments against accrued amounts, including the signing bonus, will be made to Getzler Henrich in the amount of $10,000 each week. All accrued amounts, together with the amount of $190,000 owed to Getzler Henrich in fees prior to the appointment of Mr. Getzler, will become due upon specified liquidity events, but no later than August 31, 2009, or earlier, if the Company is not in compliance under the engagement agreement. All amounts owed to Getzler Henrich are secured by a collateral interest in those assets pledged to Wells Fargo, subordinated to the interest of Wells Fargo. During the term of the engagement agreement, payment of salaries, fees, perks and expenses to members of the Company's Board of Directors, including its President and Chief Executive Officer, will be deferred.

         The Company announced that it has initiated plans to divest Ronson Aviation. The Company is in the process of procuring purchasers so as to maximize the value of Ronson Aviation, permit it to satisfy outstanding indebtedness, including to Wells Fargo, and provide working capital to support and focus on its consumer products business. The Company's objective is to consummate a transaction prior to the end of the second quarter, subject to identifying and reaching agreement with a prospective purchaser, obtaining shareholder approval and meeting other conditions that may be contained in definitive documentation once negotiated.

         In 2008 and to date in 2009, the Company has taken steps to reduce its costs and expenses. Certain salaries to officers were reduced. The Company's officers accepted reductions in the management incentive compensation totaling $79,000 related to operating results in 2007 that had been due to be paid in 2008 and $44,000 in management incentive compensation related to operating results in 2008. In the first quarter of 2009, the Company reduced its workforce by about 15 persons, or 17% of the Company's staff. The Company reduced certain of the health benefits provided to its employees, and the Company deferred payment of the Company's contribution to its defined contribution pension plan. In addition, certain employees have temporarily assumed payment of costs of Company vehicles and costs of life and other insurance. All payments to directors of the Company, including officers who are directors, have been deferred. The Company continues to review its costs and expenses in order to implement additional reductions.

         Pending consummation of a transaction, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period. The Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration. In the event of acceleration of its indebtedness to Wells Fargo and its outstanding mortgage loans, as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts. There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

         Should the sale of Ronson Aviation be consummated at or near the values expected by management, the Company will substantially reduce its outstanding debt and improve working capital. (Refer to Note 16 of the Notes to Consolidated Financial Statements.) Management believes that the improved financial condition will allow the Company to support and focus on its consumer products business. The Company expects that its manufacturing and delivery to customers will return to prior levels.

er 31, 2008, the Company's subsidiaries had unused borrowings available at receivable and inventory at December 31, 2008, the Company's subsidiaries had unused borrowings available at December 31, 2008, of about $135,000 under the Wells Fargo line of credit described above, of which approximately $70,000 was utilized on January 2, 2009 to meet the debt service requirements and fees of Wells Fargo.

         The Company's results of operations and cash flow in 2009 will be adversely affected by the lack of working capital. In the first quarter of 2009, the Company was not consistently able to purchase the materials necessary for Ronson Consumer Products to meet its customers' orders, and sales have been adversely affected. The overadvance from Wells Fargo has resulted in significantly reducing the shortfall in raw materials in the second quarter; however, sales at Ronson Consumer Products will continue to be adversely affected in the second quarter. In addition, the Company has incurred substantial legal and consulting costs related to the Wells Fargo agreement and the consulting and engagement agreements with Getzler Henrich.

         In the third quarter of 2008, the Company's President and CEO provided a loan to the Company of $275,000. In the first quarter of 2009, the Company's President and CEO increased the loan by $25,000 to $300,000.

         The Company's Accounts Receivable were lower at December 31, 2008, as compared to December 31, 2007, due to the reduced sales in the fourth quarter 2008, described above. The Company's inventory was lower at December 31, 2008, as compared to December 31, 2007, because of the Company's reduced access to funds to purchase materials for Ronson Consumer Products.

         Other Current Assets were lower at December 31, 2008, as compared to December 31, 2007, primarily due to a reduction in prepaid insurance and to reduced restricted cash balances. The Company's Other Assets increased at December 31, 2008, as compared to December 31, 2007, primarily due to increased Deferred Income Tax Assets due to the Loss before Income Taxes in 2008. The Company's Other Long-term Liabilities increased at December 31, 2008 as compared to December 31, 2007, due to the net pension loss in 2008 (refer to Note 6 of Notes to Consolidated Financial Statements).

         The Company's Capital Expenditures were $1,097,000 in 2007 primarily at Ronson Aviation for the construction of its new 19,200 sq. ft. hangar. Ronson Aviation expended a total of approximately $3,285,000 on the new hangar. By mid-November 2007, Ronson Aviation began utilizing the new hangar and receiving additional revenues and operating earnings from the new hangar's operations.

         In February 2009, the Company received notice from the Nasdaq Stock Market that trading in the Company's common stock on the Nasdaq Capital Market would be suspended on February 27, 2009. The Company does not comply with the minimum stockholders' equity requirement for continued listing. The Company's common stock is now traded on the Over-the-Counter Pink Sheets.

         The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 4 and 5 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                            Payments Due by Period
                            ----------------------------------------------------
Contractual                            Less than   2-3         4-5       After
Obligations                   Total     1 Year     Years      Years     5 Years
                            --------   --------   --------   --------   --------

Long-term debt              $  5,890   $    454   $  2,896   $  2,540   $     --
Capital lease obligations         35         17         18         --         --
Operating leases               1,110        436        477        197         --
Other long-term
    obligations (1)            1,266      1,266         --         --         --
Total contractual
    obligations             $  8,301   $  2,173   $  3,391   $  2,737   $     --

Pension obligations (2)                $    242   $    927   $    558

         (1) Other long-term obligations include amounts due under an employment agreement, the forbearance fee due to Wells Fargo, and the Chief Restructuring Officer fees and signing bonus.

         (2) The payments of pension obligations assume necessary required contributions are made annually and that the plan incurs no actuarial or asset gains or losses. No estimate of contributions after five years can be made at this time because actuarial gains and losses cannot be estimated at this time.

         The Company will continue to incur interest expenses related to its outstanding short-term and long-term debt. In the years ended December 31, 2008, 2007, and 2006, the Company's interest expenses were $671,000, $533,000 and $476,000, respectively. Management expects its interest expenses (excluding interest related to capital lease obligations) in the years ending December 31, 2009, through 2012 to be approximately (in thousands):

                       2009                             $553
                       2010-2011 (2 years)              $565
                       2012-2013 (2 years)              $393
                       After 2013                        ---

         The estimated interest payments assume: 1) that the long-term debt and capitalized lease obligations are repaid according to the maturities with the mortgage loan amortization adjusted to conform with the revised terms effective August 12, 2008; 2) the Company's revolving loans will continue through 2012 at the same terms and at the average balances of 2008; 3) interest rates remain at the December 31, 2008 levels; and 4) interest expense related to capitalized lease obligations is excluded because it is included in the table of Contractual Obligations above. Each of these assumptions is subject to potentially significant changes based on future conditions and events. The Company expects that its interest expense will be reduced substantially if and when the sale of Ronson Aviation is completed.

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

Allowance for Doubtful Accounts

         The preparation of financial statements requires management to make estimates and assumptions relating to the collectability of accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Revenue Recognition

         Net Sales are recognized by Ronson Consumer Products on the date of shipment of the product to domestic customers and on the date title for the goods has been transferred on shipments to foreign customers, prior to which an arrangement exists, the price is fixed, and it has been determined that collectability is reasonably assured.

            Net Sales at Ronson Aviation are recognized on the date of delivery of the product or service to customers. For aircraft, this occurs at the time the title for the aircraft has been transferred and the sales proceeds received. For aircraft fueling, repairs and other aircraft services, delivery occurs only after an arrangement exists, the price is fixed, and collectability is reasonably assured.

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

Pension Plans

         The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuation of expenses, assets and liabilities. These assumptions include discount rates, investment returns, and mortality rates. The actuarial assumptions used in the Company's pension reporting are reviewed annually by management and the Company's independent actuary and compared with external benchmarks to ensure that they accurately account for the Company's future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on pension expenses and related funding requirements.

Accounting for Income Taxes

         The Company assesses the need for a valuation allowance against deferred tax assets by considering future taxable income and ongoing prudent and feasible tax planning strategies. Should management determine that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance against the deferred tax assets would be charged to income in the period such determination was made.

 Recent Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements,("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008. With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) or SFAS No. 160 is prohibited. The Company does not expect that the adoption of SFAS No. 141(R) or SFAS No. 160 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

         In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FSP FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

         In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's consolidated financial statements.

         In October 2008, the FASB issued Emerging Issues Task Force ("EITF") 08-6 Equity Method Investment Accounting Considerations, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and the proper accounting of an equity method investee's issuance of shares. The Company's management believes that this will not have a material impact on the Company's consolidated financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

         All of the Company's Short-term Debt ($1,747,000 at December 31, 2008) carries a variable rate of interest, and, therefore, the carrying value of the Short-term Debt approximates fair value. The Company's outstanding Long-term Debt as of December 31, 2008, consisted of indebtedness in the amount of $2,320,000 with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Of the Long-term Debt with fixed interest rates, the $2,133,000 mortgage loan carries a fixed rate of 10.00% as of April 1, 2009. Based on the Company's average borrowings with variable interest rates during 2008 and assuming a one percentage point change in average interest rates, it is estimated that the Company's interest expense during 2008 would have increased or decreased by approximately $44,000.

         The Company is also exposed to changes in foreign currency exchange rates due to its investment in its Canadian subsidiary, Ronson-Canada and because approximately 10% of its Consolidated Net Sales were in Canada. As of December 31, 2008, the Company's net investment in Ronson-Canada was approximately $265,000. Because the Company's foreign currency exchange exposure is limited to one relatively stable currency and the relatively small size of its net investment in Ronson-Canada, the Company does not consider this foreign currency exchange exposure to be material to its financial condition and results of operations. The cumulative effect of translating balance sheet accounts from the Canadian dollars into the US dollars at the current exchange rate is included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets.

         The Company, due to the nature of its operations, is also exposed to changes in the prices of fuels. In the years ended December 31, 2008 and 2007, the Company's cost of fuels included in its consumer products and its cost of aircraft fuel totaled approximately $6,683,000 and $5,486,000, respectively, or approximately 30% and 28% of Cost of Sales in the years ended December 31, 2008 and 2007, respectively. The prices of the fuels fluctuate more or less in conjunction with oil prices. An increase or decrease of 1% in the average cost of the Company's fuels would have increased or decreased the Company's Cost of Sales by approximately $67,000 in 2008. Cost of fuels also impacts the cost of various other components used in the Company's products. Increases in the price of fuels, to the extent the Company is not able to increase the prices of its products to its customers, could have an adverse impact on the Company's results of operations.

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

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending December 31, 2008:

(Dollars in thousands, except per share amounts)

                                    First    Second   Third    Fourth   Total
                                    Quarter  Quarter  Quarter  Quarter  Year
                                    --------------------------------------------
Year ended December 31, 2008
----------------------------
Net sales                           $6,596   $6,715   $5,455   $5,421   $24,187
Gross profit (a)                    $1,799   $1,816   $1,115   $  929   $ 5,659
Net loss                            $ (261)  $ (238)  $ (487)  $ (666)  $(1,652)
Diluted loss per share              $(0.05)  $(0.05)  $(0.10)  $(0.13)  $ (0.32)
Other income (expense) included
 in net loss (b), (c)               $    -   $  (87)  $    -   $    -   $   (87)


                                    First    Second   Third    Fourth   Total
                                    Quarter  Quarter  Quarter  Quarter  Year
                                    --------------------------------------------
Year Ended December 31, 2007
----------------------------
Net sales                           $6,097   $6,543   $6,606   $7,000   $26,246
Gross Profit (a)                    $1,939   $1,850   $1,806   $2,130   $ 7,725
Net loss                            $  (92)  $ (245)  $ (198)  $  (62)  $  (597)
Diluted loss per share              $(0.02)  $(0.05)  $(0.04)  $(0.01)  $ (0.12)
Other income (expense) included
 in net loss (b), (d)               $   21   $    5   $  (37)  $   (6)  $   (17)

(a) Net Sales, less Cost of Sales, less a portion of Depreciation and Amortization.
(b) Items are presented net of income tax effect.
(c) The cost included in the second quarter of 2008 was the charge recognized due to the Company's refinancing of former loans.
(d) The costs included in the 2007 quarters were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same shareholder, net of related insurance reimbursements.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         There were no disagreements with accountants in the years ended December 31, 2008, 2007 and 2006.

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

         Management, including the CEO and CFO, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

         The following table indicates certain information about the Company's seven (7) directors:

                                                                                    Positions and Offices with Company Presently
                                                     Period          Term as        Held (other than that of Director); Business
                                                     Served as       Director       Experience During Past Five Years (with Company
Name of Director                           Age       Director        Expires        unless otherwise noted)
----------------                           ---       --------        -------        ------------------------------------------------
Louis V. Aronson II .....                  86        1952-           2011           President & Chief Executive Officer; Chairman
                                                     Present                        of Executive Committee.

John H. Bess ...........                   57        Nov             2011           Member of the Audit Committee; CEO of John
                                                     2008-                          Bess, LLC, the principal business of which
                                                     Present                        is investing in or advising small and
                                                                                    emerging companies, 2008 to present; Group
                                                                                    President, Northlich, Inc., the principal
                                                                                    business of which is advertising/public
                                                                                    relations and brand strategy/innovation
                                                                                    consulting, 2005 to 2007; IBM Business
                                                                                    Consulting Services/PricewaterhouseCoopers
                                                                                    LLP, assisting clients in corporate and
                                                                                    transformational strategy, 1999 to 2005;
                                                                                    President & Chief Operating Officer,
                                                                                    International Home Foods, Inc., the
                                                                                    principal business of which was food
                                                                                    manufacturing and marketing, 1997 to 1998;
                                                                                    Procter and Gamble Company, 1975 to 1996 -
                                                                                    Vice President & Managing Director,
                                                                                    Worldwide Strategic Planning - Hair Care
                                                                                    Products, 1995 to 1996; Vice President and
                                                                                    General Manager, U.S. Oral Products, 1993 to
                                                                                    1995; Vice President & General Manager, U.S.
                                                                                    Dish Care Products, 1989 to 1993;
                                                                                    Advertising Manager, U.S. Disposable
                                                                                    Diapers, 1987 to 1989; Associate Advertising
                                                                                    Manager, U.S. Beauty Care Division, 1983 to
                                                                                    1987; Assistant Brand Manager/Brand Manager,
                                                                                    1975 to 1983. Member of Dean's Executive
                                                                                    Advisory Board, New York University's Stern
                                                                                    School of Business, 2007 to Present.



Barbara L. Collins ......                  55        2004-Present    2009           Member of Compensation Committee; Nominating
                                                                                    Committee  and Audit Committee; President and
                                                                                    CEO of The Whistling Elk, Chester, NJ, the
                                                                                    principal business of which is home furnishing
                                                                                    and interior decorating, 1990 to present; Vice
                                                                                    President of Human Resources of Van Heusen
                                                                                    Retail Division of Phillips-Van Heusen
                                                                                    Corporation, the principal business of which is
                                                                                    retail apparel, 1986 to 1990.

Edward E. David, Jr. ....                  84        2005-Present    2009           Chairman of the Audit Committee, Member of
                                                                                    the Nominating Committee and Compensation
                                                                                    Committee, Principal and Vice President,
                                                                                    Treasurer, The Washington Advisory Group,
                                                                                    1997 to 2004; President, Exxon Research and
                                                                                    Engineering, the principal business of which
                                                                                    is research, development, engineering and
                                                                                    technical service for Exxon Corporation,
                                                                                    1977 to 1985; Executive Vice President R&D
                                                                                    and Planning, Gould, Inc. 1973 to 1977;
                                                                                    Science Advisor to the President of the
                                                                                    United States, 1970-1973; Executive
                                                                                    Director, Research, Bell Telephone
                                                                                    Laboratories, 1950-1970; Life Member MIT
                                                                                    Corporation, Member of Executive Committee,
                                                                                    1974 to present.

Erwin M. Ganz ...........                  79        1976-Present    2010           Treasurer & Assistant Secretary, 2006 to
                                                                                    present; Member of Executive Committee;
                                                                                    Consultant for the Company, 1994 to 2005;
                                                                                    Executive Vice President-Industrial Operations,
                                                                                    1975 to 1993; Chief Financial Officer, 1987 to
                                                                                    1993.

Gerard J. Quinnan .......                  80        1996-Present    2009           Member of Compensation Committee, Executive
                                                                                    Committee and Nominating Committee;
                                                                                    Consultant for the Company, 1990 to present,
                                                                                    Vice President-General Manager of Ronson
                                                                                    Consumer Products Corporation, 1981 to
                                                                                    1990.

Justin P. Walder ........                  73        1972-Present    2010           Secretary; Assistant Corporation Counsel;
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

         The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2009:

                                                        Period Served                Positions and Offices with Company;
Name                                    Age             as Officer                           Family Relationships
----                                    ---             ----------              ---------------------------------------------
Louis V. Aronson II ....                86              1953 - Present          President & Chief Executive Officer; Chairman
                                                                                of the Executive Committee; Director.

Erwin M. Ganz ..........                79              2006 - Present          Treasurer & Assistant Secretary; Director;
                                                                                No family relationship.

Joel Getzler ...........                47              April 2009 - Present    Chief Restructuring Officer; No family
                                                                                relationship

Daryl K. Holcomb .......                58              2006 - Present          Vice President, Chief Financial Officer &
                                                                                Controller;
                                                        1996 - 2005             Vice President, Chief Financial Officer,
                                                                                Controller & Treasurer;
                                                        1993 - 1996             Chief Financial Officer, Controller &
                                                                                Treasurer;
                                                        1988 - 1993             Controller & Treasurer;
                                                                                No family relationship.

Justin P. Walder .......                73              1989 - Present          Secretary;
                                                        1972 - Present          Assistant Corporation Counsel;
                                                                                Director; No family relationship.

         Messrs. L.V. Aronson and Holcomb have been employed by the Company in an executive capacity for at least the five-year period immediately preceding the date hereof. Mr. Walder has been Secretary, Assistant Corporation Counsel and Director of the Company and a principal in Walder, Hayden & Brogan, P.A., Attorneys at Law, for at least the five-year period preceding the date hereof. Mr. Ganz has been a consultant to the Company and others from 1994 to 2005. Mr. Ganz was Executive Vice President - Industrial Operations for the Company from 1975 to 1993. Mr. Getzler is Vice Chairman of Getzler Henrich & Associates LLC ("Getzler Henrich") and has been with that firm since 1990. Getzler Henrich is a corporate turnaround and restructuring firm.

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

         The Audit Committee consists of three independent directors: Messrs. David (Chairman), and Bess, and Ms. Collins. Each member of the Audit Committee is an independent director, as independence is defined in the listing standards of the NASDAQ relating to audit committee members. Each member of the Audit Committee is "financially literate" as required by NASDAQ rules. The Board of Directors has determined that Dr. David, the Audit Committee Chairman, is an "audit committee financial expert" as defined by regulations adopted by the Securities and Exchange Commission and meets the qualifications of "financial sophistication" in accordance with NASDAQ rules. Stockholders should understand that these designations related to our Audit Committee members' experience and understanding with respect to certain accounting and auditing matters do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board.

Item 11 - EXECUTIVE COMPENSATION
          ----------------------

COMPENSATION DISCUSSION AND ANALYSIS

         The Compensation Committee is responsible for making recommendations to the Board regarding the executive compensation program.

         The program covers the named executive officers, all other executive officers and other key employees. The program has three principal components: base salary, annual cash incentives under the Company's Management Incentive Plan ("MIP"), and stock options under the Company's Incentive Stock Option Plan ("ISO Plan"). Mr. Aronson's base salary is determined by the terms of his employment contract dated November 24, 2003, which became effective on January 1, 2005, except for the reductions which have been offered and accepted from time to time by Mr. Aronson. The employment contract dated November 24, 2003, was preceded by an employment contract dated September 21, 1978, amended from time to time through September 19, 2001. The expiration date of the prior contract, as amended, was December 31, 2004. The amendments to Mr. Aronson's prior employment contract and the reductions offered by him and accepted by the Company from time to time have been reviewed and approved by the Compensation Committee and the Board.

         Mr. Aronson's employment contract provides for an increase in his base salary of 3.5% on January 1 of each year of the contract, subject to the Company reporting operating earnings in the year prior to the increase. Mr. Aronson waived the 3.5% increase due under the terms of the employment contract on each of January 1, 2005, 2006, 2007, and 2008. In addition, Mr. Aronson, along with several other employees and consultants with earnings over $100,000, accepted a 7% reduction in base salary on October 1, 2005. Effective November 16, 2007, Mr. Aronson accepted a 5% reduction in base salary, employees earning from $105,000 to $200,000 received a 4% reduction, and employees earning from $80,000 to $105,000 received a 3% reduction. These November 2007 reductions were reversed on April 1, 2008, with the exception of Mr. Aronson's reduction, which remained. In the first quarter of 2009, Mr. Aronson offered and accepted reductions totaling about 12% and several other employees accepted reductions of lesser percentages. Effective on April 1, 2009, the 2009 reductions for those employees who are not directors were reversed, in accordance with the engagement agreement with Getzler Henrich, discussed in Item 7 above.

         The Compensation Committee and the Board also reviewed and approved the salaries of all of the other executive officers. Prior to the beginning of the fiscal year, the Compensation Committee and the Board reviewed and approved which employees participate in the Company's MIP and the criteria which will determine the cash awards under the plan to the participants after the close of the fiscal year. The Compensation Committee and the Board also reviewed and approved all earned awards under the Company's ISO Plans. In the fourth quarter of 2008, the officers of Ronson Aviation waived a portion (about $79,000) of the management incentive compensation related to Ronson Aviation earned in 2006 and payable in 2007, but not yet paid (Mr. Aronson, 100% or $34,384, Mr. Holcomb, 50% or $6,877, and Mr. Ganz, 50% or $9,169). Also, these officers waived comparable percentages of the management incentive compensation related to Ronson Aviation earned in 2008 (Mr. Aronson, $19,698, Mr. Holcomb $3,940, and Mr. Ganz, $5,253).

         Also in accordance with the engagement agreement with Getzler Henrich, all payments to directors, including Mr. Aronson, Mr. Ganz, and Mr. Walder, who are also officers of the Company, have been deferred.

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

         The stock options granted under the Company's ISO Plan are designed to create a proprietary interest in the Company among its executive officers and other key employees and reward these executive officers and other key employees directly for appreciation in the long-term price of the Company's common stock. The ISO Plan directly links the compensation of executive officers and other key employees to gains by the stockholders and encourage the executive officers, directors, and other key employees to adopt a strong stockholder orientation in their work. In 2008 options to purchase 20,000 shares of the Company's common stock were granted to key employees of the Company (none to executive officers).

COMPENSATION COMMITTEE REPORT

         The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management, and, based on the review and discussions, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's 2008 annual report on Form 10-K.

         Compensation Committee:
         Barbara L. Collins
         Edward E. David, Jr.
         Gerard J. Quinnan


                           SUMMARY COMPENSATION TABLE

         The Summary Compensation Table presents compensation information for the years ended December 31, 2008, 2007, and 2006, for the Chief Executive Officer, Chief Financial Officer, and the other executive officers of the Company whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                                              Incentive
                                                                              Non-Equity
                                                                             Compensation          All Other
Name and Principal                                        Salary                 Plan             Compensation
    Position                            Year                ($)                 ($)(1)             ($)(2)(3)         Total
Louis V. Aronson II                     2008             $544,341               $    --  (4)       $ 72,637         $616,978
  President & Chief                     2007              569,410                    --  (4)         73,388          642,798
  Executive Officer                     2006              572,991                53,040              82,154          708,185 (6)

Daryl K. Holcomb                        2008             $161,320               $ 3,940  (4)       $ 12,406         $177,715
  Vice President,                       2007              162,185                 6,877  (4,5)       12,383          181,445
  Chief Financial                       2006              158,100                19,159              11,698          188,957
  Officer & Controller

Erwin M. Ganz                           2008             $ 69,867               $ 5,253  (4)       $ 20,810         $ 95,930
  Treasurer and                         2007               90,758                 9,169  (4,5)       20,756          120,683
  Assistant Secretary                   2006               88,350                21,400              20,965          130,715

Footnotes
---------

     1) The non-equity incentive compensation - Management Incentive Plan ("MIP") results from the attainment by the Company's operating subsidiaries of certain levels of net sales and profits before taxes.

     2) In 2008, All Other Compensation included perquisites and other personal benefits (Mr. Aronson, $25,176, Mr. Holcomb, $7,080, and Mr. Ganz, $2,974), matching credits by the Company under its Employees' Savings Plan (Mr. Aronson, $4,500, Mr. Holcomb, $3,515, and Mr. Ganz, $1,718), and life insurance premiums (Mr. Aronson, $42,962, Mr. Holcomb, $1,811, and Mr. Ganz, $16,118).

     3) The types of perquisites and other personal benefits provided to the named executive officers include personal use of Company-owned autos, long-term care insurance for Mr. Aronson and Mr. Holcomb, and an expense allowance for Mr. Aronson (that was terminated on September 30, 2006 at Mr. Aronson's request).

     4) The named executive officers waived portions of their incentive compensation earned in 2008 and 2007, as follows:

                               %                Amount Waived
                               -                -------------
                            Waived            2008          2007       Total
                            ------            ----          ----       -----

         Mr. Aronson         100%           $19,698       $34,384     $54,082
         Mr. Holcomb          50%           $ 3,940       $ 6,877     $10,817
         Mr. Ganz             50%           $ 5,253       $ 9,169     $14,422

     5) In order to conserve its cash resources in 2008, the Company has not yet paid the incentive compensation earned in 2007 and due in 2008.

     6) The total compensation in 2006 for Mr. Aronson would have been reduced to $609,014 on the basis that the total compensation reflected the reduction of deferred vacation pay of $99,171, value of the deferred vacation pay volunteered to be waived by Mr. Aronson in the third quarter of 2006.

     7) No salaried employees of the Company accrue any benefits under the Company's defined benefit pension plan, and therefore, the Change in Pension Value column of the table is not applicable.

2008 GRANTS OF PLAN BASED AWARDS
--------------------------------

         No stock options were granted under the Company's stock option plans to named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008
----------------------------------------------
    None

2008 OPTION EXERCISES
---------------------

    None


2008 PENSION BENEFITS
---------------------

                                                                      Number of
                                                                        Years            Present
                                                                      Credited           Value of
                                                                      Service           Accumulated             Payments During
         Name (1)                          Plan Name                     (#)            Benefit ($)                2008 ($)
-----------------------------   --------------------------------    -------------    --------------------    ----------------------
Erwin M. Ganz                   Ronson Corporation Retirement       24 (2)                $411,363                  $48,605
                                Plan

Footnotes
---------

     (1) No other named executive officer is a participant in the Company's defined benefit pension plan.

     (2) The credited service for Mr. Ganz is the period from the inception of the retirement plan to June 30, 1985, the date the benefit accruals were frozen.

2008 NON-QUALIFIED DEFERRED COMPENSATION
----------------------------------------

                                 Executive              Registrant          Aggregate          Aggregate            Aggregate
                              Contributions in       Contributions in      Earnings in        Withdrawals/          Balance at
                                    2008                   2008               2008           Distributions       December 31, 2008
           Name                     ($)                     ($)                ($)                ($)                   ($)
-------------------------    -------------------    ------------------   ----------------   ----------------    ------------------
Louis V. Aronson II                  --                     --                 --                -- (2)             $26,447 (1)


Footnotes
---------

    (1) The deferred compensation for Mr. Aronson represents earned, but not taken, vacation time which was earned in years prior to 1990.

    (2) In the third quarter of 2006, Mr. Aronson voluntarily waived earned vacation time, amounting to $99,171, that had not been taken by Mr. Aronson.

COMPENSATION OF DIRECTORS

            Directors who are not officers of the Company receive an annual fee of $10,000 and, in addition, are compensated at the rate of $750 for each regular meeting and $450 for each telephonic meeting of the Company's Board of Directors actually attended and $450 for each meeting of a Committee of the Company's Board of Directors actually attended. Independent directors, as defined under NASDAQ Listing Requirements, receive an additional annual fee of $1,000 as compensation for separate meetings of the independent directors. Officers receive no compensation for their services on the Board or on any Committee. Effective March 1, 2009, the fees earned by Directors have been reduced to the following:
            Annual Directors' fees                              $5,000
            Board of Directors meeting attended                 $  500
            Telephonic Board of Directors meeting attended      $  350
            Committee meeting attended                          $  350
            Telephonic Committee meeting attended               $  200
            Independent Director meetings                       $   --

2008 DIRECTOR COMPENSATION
--------------------------

                                                                                  Amounts
                            Fees Earned or                                       Unpaid at
                             Paid in Cash       All Other                        12/31/08
Name                              ($)        Compensation ($)      Total ($)      (1) ($)
------------------------    --------------   ----------------     ----------    -----------
Barbara L. Collins              15,650                --            15,650        11,350
Edward E. David, Jr.            15,650                --            15,650        11,350
I. Leo Motiuk                   12,955                --            12,955         8,655
Gerard J. Quinnan               15,200            21,375 (2)        36,575        11,350
John H. Bess                     2,245                --             2,245         2,245
Justin P. Walder                    --            67,632 (3)        67,632            --

Footnotes
---------

   (1) In accordance with the engagement agreement with Getzler Henrich discussed in Item 7 above, all payments to Directors have been deferred.
   (2) Mr. Quinnan received fees for consulting services at a specified daily rate.
   (3) Mr. Walder received compensation in 2008 as the Company's Secretary and Assistant Corporation Counsel as follows: salary $62,478, matching credits by the Company under its Employee's Savings Plan, $1,250, and life insurance premiums, $3,904.

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

         On March 30, 2009, the Company retained Joel Getzler, of Getzler Henrich, as Chief Restructuring Officer, with responsibility for operations, finance, accounting and related administrative issues, subject to the authority and reporting to the Company's Board of Directors. Getzler Henrich is a corporate turnaround and restructuring firm which, in addition to its operational restructuring focus, is experienced in restructuring, lender/credit relationship management and financing. Mr. Getzler, age 47, has been with Getzler Henrich since 1990, and acts as Vice Chairman of that firm. Mr. Getzler will act as Chief Restructuring Officer for the period during which Wells Fargo continues to make revolving advances to the Borrowers in an amount sufficient to fund their cash flow needs. The Company may terminate Mr. Getzler's appointment upon two business days' notice, and Getzler Henrich may terminate the appointment in the event the Company breaches its agreement with Getzler Henrich entered into on March 30, 2009, which supplements the Company's earlier consulting agreement with that firm (collectively, the "Engagement Agreement"), or upon such earlier date allowed under the Engagement Agreement.

         The Company will be obligated for fees and expenses to Getzler Henrich in connection with services provided by Mr. Getzler and his associates. Under the Engagement Letter, the Company will pay to Getzler Henrich a fee in the amount of $15,000 per week for the services of Mr. Getzler as Chief Restructuring Officer and hourly fees for Mr. Getzler's associates included under the Engagement Agreement, the aggregate amount of which will not exceed $130,000 for the initial four-week term under the Engagement Agreement. In addition, Getzler Henrich will be entitled to a signing bonus in the amount of $200,000.

         During the term of the Engagement Agreement, payments against accrued amounts, including the signing bonus, will be made to Getzler Henrich in the amount of $10,000 each week. All accrued amounts, together with the amount of $190,000 owed to Getzler Henrich in fees prior to the appointment of Mr. Getzler, will become due upon specified liquidity events, but no later than August 31, 2009, or earlier if the Company is not in compliance under the Engagement Agreement. All amounts owed to Getzler Henrich are secured by a collateral interest in those assets pledged to Wells Fargo, subordinated to the interest of Wells Fargo. During the term of the Engagement Agreement, payment of salaries, fees, perks and expenses to members of the Company's Board of Directors, including its President and Chief Executive Officer, will be deferred.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information
--------------------------------------------------------------------------------------
                                                                       Number of
                                                                       Securities
                                                                  Remaining Available
                              Number of                           for Future Issuance
                           Securities to be                           Under Equity
                             Issued upon       Weighted-Average    Compensation Plans
                             Exercise of      Exercise Price of        (Excluding
                             Outstanding         Outstanding           Securities
                          Options, Warrants   Options, Warrants   Reflected in Column
     Plan Category            and Rights          and Rights             (a) )
--------------------------------------------------------------------------------------
                                 (a)                  (b)                 (c)
--------------------------------------------------------------------------------------
Equity compensation             25,513              $0.754               49,184
plans approved by
security holders

Equity compensation              None                N/A                  None
plans not approved
by security holders

Total                           25,513              $0.754               49,184

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

         Set forth below are the persons who, to the best of management's knowledge, own beneficially more than five percent of any class of the Company's voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:


      Name and Address
       of Beneficial                     Title of         Beneficially          Percent of
           Owner                           Class             Owned                Class
-----------------------------------    ------------    ------------------     -------------
Louis V. Aronson II                       Common          1,428,353 (1)         28.07% (1)
Campus Drive, P.O. Box 6707
Somerset, New Jersey  08875

Carl W. Dinger III                        Common            590,082 (2)         11.61% (2)
P.O. Box 150
Green Village, New Jersey  07935

Steel Partners II, L.P.                   Common            483,034 (3)          9.50% (3)
590 Madison Avenue, 32nd Floor
New York, New York  10022


   (1) The Ronson Corporation Retirement Plan ("Retirement Plan") is the beneficial owner of 241,033 common shares. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. Aronson's beneficial ownership, Mr. Aronson's beneficial ownership would be increased to 1,669,386 shares, or 32.84% of the class. The Retirement Plan's holdings were reported in 1988 on
         Schedule 13G, as amended September 22, 1997, adjusted for the 5% common stock dividends declared through February 1, 2008.

   (2) 590,082 shares of common stock owned directly, adjusted for the 5% common stock dividends declared through February 1, 2008. This information was from a Form 4 filed by Mr. Dinger on July 9, 2007.

   (3) 483,034 shares of common stock owned by Steel Partners II, L.P. Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and Mr. Warren G. Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., are also beneficial owners of the shares. This information was obtained from a Schedule 13D filed with the SEC on January 5, 2009, by Steel Partners II, L.P., and Mr. Lichtenstein, adjusted for the 5% common stock dividends declared through February 1, 2008.

(b)      Security ownership of management.

         The following table shows the number of shares of common stock beneficially owned by each director, each named executive officer, and by all directors and officers as a group as of March 31, 2009, and the percentage of the total shares of common stock outstanding on March 31, 2009, owned by each individual and by the group shown in the table, adjusted for the 5% stock dividends declared through February 1, 2008. Individuals have sole voting and investment power over the stock shown unless otherwise indicated in the footnotes:

   Name of Individual or            Amount and Nature of
    Identity of Group                Beneficial Ownership       Percent of Class
----------------------------------  ---------------------      -----------------

Louis V. Aronson II                            1,428,353  (2)            28.07%
Barbara L. Collins                                 1,215                    (1)
Edward E. David, Jr.                               2,579                    (1)
Erwin M. Ganz                                     54,324  (2)             1.07%
John H. Bess                                       1,700                    (1)
Gerard J. Quinnan                                 14,054                    (1)
Justin P. Walder                                  84,056                  1.65%
Daryl K. Holcomb                                  68,757                  1.35%

All directors and officers as a
group (eight(8) individuals
including those named above)                   1,655,038                 32.53%

     (1) Shares owned beneficially are less than 1% of total shares outstanding.

     (2) Does not include 241,033 shares of issued common stock owned by the Retirement Plan. The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. Aronson and Ganz. If the shares held by the Retirement Plan were included in Mr. Aronson's beneficial ownership, Mr. Aronson's beneficial ownership would be 1,669,386 shares, or 32.84% of the class; however, if the shares held by the Retirement Plan were not included in Mr. Aronson's beneficial ownership, but instead were included in Mr. Ganz's beneficial ownership, Mr. Ganz's beneficial ownership would be 295,357 shares, or 5.81% of the class.

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

         Prior to 2005, Mr. Carl W. Dinger III, a minority shareholder, entered into a consulting agreement and an option agreement with the Company whereby Mr. Dinger would provide certain consulting services. The option and consulting agreements expired in July 2007 and were not renewed. Notwithstanding, Mr. Dinger received compensation for these services in the amounts of $39,060 and $78,120 during the years ended December 31, 2007 and 2006, respectively.

         In addition, Mr. Dinger had granted the Company an option to acquire his shares in the Company. For the years 2007 and 2006, the option cost was $4,000 a month. Effective January 1, 2005, Mr. Dinger owned 590,082 shares of the Company, for which Mr. Dinger would receive $5.35 per share as the exercise price. Mr. Dinger had also granted the Company's Board of Directors an irrevocable proxy to vote these shares during the term of the option. The Company's cost for the option agreement was $24,000 and $48,000 during each of the years ended December 31, 2007 and 2006, respectively.

(b)      Certain business relationships.

         None.

(c)      Indebtedness of management.

         None.

(d)      Transactions with promoters.

         Not applicable.

(e)      Director independence.

         The Company's Board of Directors has determined, after considering all the relevant factors, that Ms. Collins, Messrs. David, Bess, and Quinnan are each independent directors, as "independence" is defined in the Nasdaq Marketplace Rules. Further, the Board has determined that each of the directors who serve on the Audit, Compensation, and Nominating Committees of the Board meets the definition of independence applicable to each committee as defined in the Nasdaq Marketplace Rules.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

         The fees billed for services provided to the Company by Demetrius & Company, L.L.C., for the years ended December 31, 2008 and 2007, were as follows:

                                                               2008        2007
                                                               ----        ----
Audit fees                                                 $118,823    $104,000
Audit-related fees                                               --       5,500
Tax fees, principally related to tax return
   preparation                                               16,000      23,990
All other fees                                                   --          --

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

         Effective March 30, 2009, the Company amended its by-laws to provide for the office of Chief Restructuring Officer, as retained pursuant to the Engagement Agreement. The amendment to Article IV of the Company's By-Laws was attached to the Company's Form 8-K filed April 1, 2009, as Exhibit 3.01.

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

         On August 13, 2008, Capital One provided RCPC with a modification of the mortgage loan. The Second Note and Mortgage Modification Agreement Modifying Note and Mortgage dated September 27, 2006, between RCPC and Capital One was attached to the Company's Form 8-K filed August 15, 2008, as Exhibit 10.1.

         On May 30, 2008, the Company, RCPC, Ronson-Canada, and Ronson Aviation entered into a revolving credit facility with Wells Fargo. The Credit and Security Agreement dated May 30, 2008, by and among Ronson Corporation, Ronson Aviation, Inc., Ronson Consumer Products Corporation and Ronson Corporation of Canada Ltd. and Wells Fargo Bank, National Association was attached to the Company's Form 8-K filed on June 4, 2008, as Exhibit 10.1.

         On March 30, 2009, Wells Fargo, the Company, RCPC, Ronson-Canada, and Ronson Aviation entered into a forbearance agreement under which Wells Fargo has agreed not to assert existing events of default under the existing credit facilities through April 24, 2009, or such earlier date determined under the forbearance agreement. The forbearance agreement dated March 30, 2009 among Ronson Corporation, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division was attached to the Company's Form 8-K filed on April 1, 2009, as Exhibit 10.1.

          On June 30, 2008, the Company entered into a loan agreement with Louis
V. Aronson II, the Company's President and CEO in the amount of $225,000. The loan was subsequently increased to $300,000. The Subordinated Demand Promissory Note dated June 30, 2008, by Ronson Corporation to Louis V. Aronson II and Subordination Agreement dated June 30, 2008, by Louis V. Aronson II for the benefit of Wells Fargo, N.A., was attached to the Company's Form 8-K filed July 7, 2008 as Exhibits 10.1 and 10.2.

         On March 30, 2009, the Company retained Joel Getzler, of Getzler Henrich & Associates LLC ("Getzler Henrich"), as Chief Restructuring Officer, the Engagement Agreement dated March 30, 2009 among Getzler Henrich & Associates, LLC, Ronson Corporation, Ronson Consumer Products Corporation and Ronson Aviation, Inc., together with Consulting Agreement dated January 6, 2009 between Getzler Henrich & Associates, LLC and Ronson Corporation was attached to the Company's Form 8-K filed April 1, 2009, as Exhibit 10.2.

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

     (14) The Company's code of ethics entitled, Standards of Integrity, was attached to the Company's Form 8-K dated April 27, 2004 as Exhibit 99.d.

     (20) Other documents or statements to security holders. The Ronson Corporation Notice of Meeting of Stockholders held on November 11, 2008, and Proxy Statement were filed on October 6, 2008, and are incorporated herein by reference.

     (21) Subsidiaries of the Company.

         The Company is the owner of 100% of the voting power of the following subsidiaries, each of which is included in the consolidated financial statements of the Company:


                                                     State or Other Jurisdiction
          Wholly Owned Subsidiary                        of Incorporation or
             and Business Name                              Organization
-------------------------------------------          ---------------------------

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

                                                 RONSON CORPORATION

Dated:  April 15, 2009            By:   /s/ Louis V. Aronson II
                                        ----------------------------------------
                                        Louis V. Aronson II, President &
                                        Chief Executive Officer and Director

Dated:  April 15, 2009            By:   /s/ Daryl K. Holcomb
                                        ----------------------------------------
                                        Daryl K. Holcomb, Vice President,
                                        Chief Financial Officer & Controller

Dated:  April 15, 2009            By:   /s/ Erwin M. Ganz
                                        ----------------------------------------
                                        Erwin M. Ganz, Treasurer,
                                        Assistant Secretary and Director

Dated:  April 15, 2009            By:   /s/ Justin P. Walder
                                        ----------------------------------------
                                        Justin P. Walder, Secretary and Director

Dated:  April 15, 2009            By:   /s/ Barbara L. Collins
                                        ----------------------------------------
                                        Barbara L. Collins, Director

Dated:  April 15, 2009            By:   /s/ Edward E. David
                                        ----------------------------------------
                                        Edward E. David, Director

Dated:  April 15, 2009            By:   /s/ John H. Bess
                                        ----------------------------------------
                                        John H. Bess, Director

Dated:  April 15, 2009            By:   /s/ Gerard J. Quinnan
                                        ----------------------------------------
                                        Gerard J. Quinnan, Director

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2008

                               RONSON CORPORATION

                              SOMERSET, NEW JERSEY

RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
----------------------------------------------------

Dollars in thousands (except per share data)

                                         2008        2007        2006       2005        2004
                                         ----        ----        ----       ----        ----
Net sales                            $ 24,187    $ 26,246    $ 29,244   $ 26,563    $ 28,483

Earnings (loss) from continuing
   operations                        $ (1,652)   $   (597)   $     67   $   (333)   $    193

Total assets                         $ 14,837    $ 15,401    $ 14,720   $ 12,654    $ 13,942

Long-term obligations                $  7,782    $  3,790    $  4,020   $  2,717    $  2,898

Per common share (1,2):
   Earnings (loss) from continuing
      operations:
      Basic                          $  (0.32)   $  (0.12)   $   0.01   $  (0.07)   $   0.04
      Diluted                        $  (0.32)   $  (0.12)   $   0.01   $  (0.07)   $   0.04

   Cash dividends declared (3)       $     --    $     --    $     --   $   0.02    $   0.03

(1) Basic Net Earnings (Loss) per Common Share provides for quarterly cumulative preferred dividends with no conversion of preferred shares to common shares. Diluted Earnings (Loss) per Common Share assumes no provision for the quarterly cumulative preferred dividends with full conversion of all preferred shares to common shares in 2004 and includes the dilutive effect of outstanding stock options. The stock options were anti-dilutive for the years ended December 31, 2008, 2007 and 2005, and therefore, were excluded from the computation of Diluted Net Earnings (Loss) per Common Share for those years.

(2) A 5% stock dividend on the Company's outstanding common stock was declared on February 1, 2008, and issued on April 15, 2008. Previously, 5% stock dividends on the Company's outstanding common stock were issued on April 16, 2007, and on April 15, 2006, 2005, and 2004.

(3) Cash dividends of $0.01 per share were paid on March 15, 2005, and on June 17, 2005. Cash dividends of $0.01 per share were paid on June 18, September 18, and December 17, 2004.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Ronson Corporation and its wholly owned subsidiaries are included in Item 8:

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years Ended
            December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) -
            Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows - Years Ended
            December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and
Stockholders of Ronson Corporation

We have audited the accompanying consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ronson Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
April 15, 2009

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS
   ---------------------------
   Dollars in thousands


                                     ASSETS
                                     ------
                                                                December 31,
                                                             -----------------
                                                               2008      2007
                                                             -------   -------

CURRENT ASSETS:
Cash and cash equivalents ................................   $    84   $    78
Accounts receivable, less allowances for doubtful accounts
   of : 2008, $56 and 2007, $67 ..........................     1,288     1,743
Inventories:
   Finished goods ........................................     1,382     2,106
   Work in process .......................................        22        45
   Raw materials .........................................       435       925
                                                             -------   -------
                                                               1,839     3,076


Other current assets .....................................       897     1,291
                                                             -------   -------
                   TOTAL CURRENT ASSETS ..................     4,108     6,188


PROPERTY, PLANT AND EQUIPMENT:
Land .....................................................         6         6
Buildings and improvements ...............................     8,802     8,812
Machinery and equipment ..................................     6,947     6,875
Construction in progress .................................       126       125
                                                             -------   -------
                                                              15,881    15,818

Less accumulated depreciation and amortization ...........    10,038     9,500
                                                             -------   -------
                                                               5,843     6,318





OTHER ASSETS .............................................     4,886     2,895
                                                             -------   -------
                                                             $14,837   $15,401
                                                             =======   =======

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES


   CONSOLIDATED BALANCE SHEETS
   ---------------------------
   Dollars in thousands (except share data)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                                 December 31,
                                                             -------------------
                                                               2008       2007
                                                             --------   --------

CURRENT LIABILITIES:
Short-term debt ..........................................   $  1,747   $  3,126
Current portion of long-term debt ........................        454        423
Current portion of lease obligations .....................         13        242
Accounts payable .........................................      2,902      3,086
Accrued expenses .........................................      2,033      1,747
                                                             --------   --------
                   TOTAL CURRENT LIABILITIES .............      7,149      8,624

LONG-TERM DEBT ...........................................      5,436      3,097
LONG-TERM LEASE OBLIGATIONS ..............................         19        457
OTHER LONG-TERM LIABILITIES ..............................      2,327        236

COMMITMENTS AND CONTINGENCIES ............................         --         --

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, no par value, authorized 5,000,000 shares

Common stock, par value $1
                                       2008        2007
                                       ----       ----
   Authorized shares.............   11,848,106  11,848,106
   Reserved shares...............       25,513      11,026
   Issued (including treasury)...    5,172,577   5,172,577      5,173     5,173
Additional paid-in capital ...............................     29,998    29,997
Accumulated deficit ......................................    (30,893)  (29,241)
Accumulated other comprehensive loss .....................     (2,775)   (1,345)
                                                             --------  --------
                                                                1,503     4,584
Less cost of treasury shares:
    2008 and 2007, 89,038 ................................      1,597     1,597
                                                             --------  --------
                   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)        (94)    2,987
                                                             --------  --------
                                                             $ 14,837  $ 15,401
                                                             ========  ========

See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS
   -------------------------------------
   Dollars in thousands (except per share data)

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2008       2007       2006
                                                  --------   --------   --------

NET SALES .....................................   $ 24,187   $ 26,246   $ 29,244
                                                  --------   --------   --------

Cost and expenses:
    Cost of sales .............................     18,053     18,075     19,807
    Selling, shipping and advertising .........      3,373      3,642      3,714
    General and administrative ................      3,566      3,900      4,014
    Depreciation and amortization .............        622        591        616
                                                  --------   --------   --------
                                                    25,614     26,208     28,151
                                                  --------   --------   --------
EARNINGS (LOSS) BEFORE INTEREST AND
    OTHER ITEMS ...............................     (1,427)        38      1,093
                                                  --------   --------   --------

Other expense:
    Interest expense ..........................        671        533        476
    Nonrecurring loss on extinguishment of debt        145         --         --
    Other-net .................................        441        339        328
                                                  --------   --------   --------
                                                     1,257        872        804
                                                  --------   --------   --------

EARNINGS (LOSS) BEFORE INCOME TAXES ...........     (2,684)      (834)       289

Income tax provision (benefits) ...............     (1,032)      (237)       222
                                                  --------   --------   --------

NET EARNINGS (LOSS) ...........................   $ (1,652)  $   (597)  $     67
                                                  ========   ========   ========

NET EARNINGS (LOSS) PER COMMON SHARE:


Basic .........................................   $  (0.32)  $  (0.12)  $   0.01
                                                  ========   ========   ========

Diluted .......................................   $  (0.32)  $  (0.12)  $   0.01
                                                  ========   ========   ========

See notes to consolidated financial statements.

 RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
     -----------------------------------------------------------------------
     For the Years Ended December 31, 2008, 2007 and 2006
     Dollars in thousands

                                                                            Accumulated                                 Compre-
                                                  Additional                   Other        Treasury                    hensive
                                       Common      Paid-in    Accumulated  Comprehensive      Stock                      Income
                                       Stock       Capital       Deficit       Loss         (at cost)      Total         (Loss)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2005              5,088       30,069      (28,711)       (1,545)       (1,597)        3,304
                                     ----------   ----------   ----------    ----------    ----------    ----------
Net  earnings - 2006                                                   67                                        67    $       67
                                                                                                                       ----------
Translation adjustment, net of tax                                                                                            (48)
Other comprehensive loss on swap                                                                                              (13)
Pensions, net of tax                                                                                                          356
                                                                                                                       ----------
Other comprehensive income                                                          295                         295           295
                                                                                                                       ----------
Comprehensive income                                                                                                   $      362
                                                                                                                       ==========
Adjustment to initially apply FASB
     Statement No. 158, net of tax                                                  (39)                        (39)
Shares issued for:
     Stock options exercised                 56           (9)                                                    47
Stock option purchased                                   (48)                                                   (48)
                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2006         $    5,144   $   30,012   $  (28,644)   $   (1,289)   $   (1,597)   $    3,626
                                     ----------   ----------   ----------    ----------    ----------    ----------
Net  loss - 2007                                                     (597)                                     (597)   $     (597)
                                                                                                                       ----------
Translation adjustment, net of tax                                                                                             28
Pensions, net of tax                                                                                                          (91)
Pensions, PSC, net of tax                                                                                                       7
                                                                                                                       ----------
Other comprehensive  loss                                                           (56)                        (56)          (56)
                                                                                                                       ----------
Comprehensive loss                                                                                                     $     (653)
                                                                                                                       ==========
Shares issued for:
     Stock options exercised                 29           (3)                                                    26
Stock option purchased                                   (24)                                                   (24)
Stock option expense                                      12                                                     12
                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2007         $    5,173   $   29,997   $  (29,241)   $   (1,345)   $   (1,597)   $    2,987
                                     ----------   ----------   ----------    ----------    ----------    ----------
Net  loss - 2008                                                   (1,652)                                   (1,652)   $   (1,652)
                                                                                                                       ----------
Translation adjustment, net of tax                                                                                            (37)
Pensions, net of tax                                                                                                       (1,398)
Pensions, PSC, net of tax                                                                                                       5
                                                                                                                       ----------
Other comprehensive  loss                                                        (1,430)                     (1,430)       (1,430)
                                                                                                                       ----------
Comprehensive loss                                                                                                     $   (3,082)
                                                                                                                       ==========
Stock option expense                                       1                                                      1
                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2008         $    5,173   $   29,998   $  (30,893)   $   (2,775)   $   (1,597)   $      (94)
                                     ----------   ----------   ----------    ----------    ----------    ----------

                                            SHARE ACTIVITY
                                      ------------------------
                                        Common       Treasury
                                         Stock        Stock
                                      -----------    ---------
Balance at December 31, 2005            5,088,216       89,038
Shares issued for:
     Stock options exercised               55,883
                                      -----------    ---------
Balance at December 31, 2006            5,144,099       89,038
Shares issued for:
     Stock options exercised               28,478
                                      -----------    ---------
Balance at December 31, 2007            5,172,577       89,038
Shares issued for:
     Stock options exercised
                                      -----------    ---------
Balance at December 31, 2008            5,172,577       89,038
                                      ===========    =========
See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      -------------------------------------
      Dollars in thousands

                                                                 Year Ended December 31,
                                                              -----------------------------
                                                               2008       2007       2006
                                                              -------    -------    -------
Cash Flows from Operating Activities:
Net earnings (loss) .......................................   $(1,652)   $  (597)   $    67
Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities:
    Depreciation and amortization .........................       761        740        656
    Stock option expense ..................................         1         12         --
    Deferred income tax provision (benefits) ..............    (1,051)      (244)       130
    Write-off previously deferred loan costs ..............       106         --         --
    Net changes in assets and liabilities:
       Accounts receivable ................................       418        144        (49)
       Inventories ........................................     1,237       (281)      (240)
       Other current assets ...............................       318       (105)      (185)
       Accounts payable ...................................      (147)       715        231
       Accrued expenses ...................................        81       (263)       129
       Other non-current assets and other long-term
         liabilities ......................................      (314)      (136)      (221)
    Net change in pension-related accounts ................       119        (11)      (398)
    Exchange (gain) loss ..................................        --         --        (78)

                                                              -------    -------    -------
       Net Cash Provided by (Used in) Operating Activities       (123)       (26)        42
                                                              -------    -------    -------

Cash Flows from Investing Activities:
Capital expenditures ......................................      (117)    (1,097)    (2,185)
Proceeds from sale of property, plant & equipment .........        --         --         12
                                                              -------    -------    -------
       Net Cash Used in Investing Activities ..............      (117)    (1,097)    (2,173)
                                                              -------    -------    -------

Cash Flows from Financing Activities:
Proceeds from short-term debt .............................     1,747        985      2,526
Proceeds from long-term debt ..............................     3,761        499      3,145
Proceeds from issuance of common stock ....................        --         26         47
Payments of long-term debt ................................    (1,409)      (347)    (1,518)
Payments of long-term lease obligations ...................      (667)      (277)      (255)
Payments of short-term debt ...............................    (3,126)        (2)    (1,883)
Cost of stock option agreement ............................        --        (24)       (48)

                                                              -------    -------    -------
       Net Cash Provided by Financing Activities ..........       306        860      2,014

                                                              -------    -------    -------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents .........................................       (60)        47         (3)

                                                              -------    -------    -------
Net Increase (Decrease) in Cash and Cash Equivalents ......         6       (216)      (120)

Cash and Cash Equivalents at Beginning of Year ............        78        294        414
                                                              -------    -------    -------
Cash and Cash Equivalents at End of Year ..................   $    84    $    78    $   294
                                                              =======    =======    =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         Going Concern and Management's Response - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a Loss from Operations of $1,427,000 and a Net Loss of $1,652,000 for the year ended December 31, 2008. At December 31, 2008, the Company had both a deficiency in working capital and a Stockholders' Deficit. In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at December 31, 2008 (refer to Note 3).

         The Company's losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, as well as existing events of default under its credit facilities and mortgage loans, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On March 30, 2009, the Company and its wholly-owned subsidiaries entered into a forbearance agreement with their principal lender, Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo has agreed not to assert existing events of default under the borrowers' credit facilities with Wells Fargo through April 24, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the borrowers breach the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the borrowers fail to employ a Chief Restructuring Officer or the borrowers fail actively to pursue alternative financing or divestiture of the Company's aviation division.

         During the forbearance period, Wells Fargo will make available to the domestic borrowers an overadvance facility in the amount of up to $500,000 to supplement the Borrowers' credit line, the maximum amount of which will be adjusted to $2 million. During the forbearance period, the borrowers will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $450,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo.

         On March 30, 2009, the Company also announced that it has initiated plans to divest Ronson Aviation, its wholly-owned subsidiary engaged as a fixed-base operator at Trenton-Mercer Airport. Ronson Aviation provides aircraft fueling and servicing, avionics sales, aircraft repairs and maintenance, hangar and office leasing and related services. The Company is in the process of procuring purchasers so as to maximize the value of Ronson Aviation, permit it to satisfy outstanding indebtedness, including to Wells Fargo, and provide working capital to support and focus on its consumer products business. The Company's objective is to consummate a transaction prior to the end of the second quarter of 2009, subject to identifying and reaching agreement with a prospective purchaser, obtaining shareholder approval and meeting other conditions that may be contained in definitive documentation once negotiated.

         In 2008 and to date in 2009, the Company has taken steps to reduce its costs and expenses. Certain salaries to officers were reduced. The Company's officers accepted reductions in the management incentive compensation totaling $79,000 related to operating results in 2007 that had been due to be paid in 2008 and $44,000 in management incentive compensation related to operating results in 2008. In the first quarter of 2009, the Company reduced its workforce by about 15 persons, or 17% of the Company's staff. The Company reduced the health benefits provided to its employees, and deferred payment of the Company's contribution to its defined contribution pension plan. In addition, certain employees have temporarily assumed payment of costs of Company vehicles and costs of life and other insurance. All payments to directors of the Company, including officers who are directors, have been deferred. The Company continues to review its costs for additional reductions.

         Pending consummation of a transaction, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period. The Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration. In the event of acceleration of its indebtedness to Wells Fargo and its outstanding mortgage loans as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts. There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

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

         Inventories - Inventories are valued at the lower of average cost or market.

         Property and Depreciation - Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method. Capitalized leases are amortized over their useful lives using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter. Buildings and improvements include: buildings and improvements with useful lives of 5-50 years, land improvements with useful lives of 5-20 years, and leasehold improvements with useful lives of 3-20 years. Machinery and equipment includes production equipment with useful lives of 5-20 years, office furniture and equipment with useful lives of 2-15 years, autos and trucks with useful lives of 3-5 years, and tools, dies and molds with useful lives of 3-5 years.

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

         Fair Value of Financial Instruments - The Company's financial instruments include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and short-term and long-term debt. The book values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and short-term debt are representative of their fair values due to the short-term maturity of these instruments. The Company's term loans with Wells Fargo are at variable interest rates and, therefore, their book values are considered representative of their fair values.

         The Company's mortgage loan with Capital One, N.A. ("Capital One") has an approximate fair market value of $2,237,000 at December 31, 2008 as compared to its book value of $2,133,000. The book value of the Company's other long-term debt is considered to approximate its fair value based on current market rates and conditions (refer to Note 4).

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

         Declaration of 5% Common Stock Dividend - The Company's Board of Directors, on February 1, 2008, declared a 5% stock dividend on the Company's outstanding common stock. The 5% stock dividend was payable on April 15, 2008, to stockholders of record March 28, 2008. The 5% stock dividend increased the outstanding common shares of the Company by about 241,000 to about 5,084,000 shares.

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

         Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $299,000, $371,000, and $376,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

         Shipping and Handling Costs - The Company records shipping and handling costs within Selling, Shipping, and Advertising Expenses. Such costs amounted to about $1,507,000, $1,538,000, and $1,660,000, for the years ended December 31,
2008, 2007, and 2006, respectively.

         Advertising Expenses - Costs of advertising are expensed as incurred and amounted to approximately $143,000, $175,000, and $202,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

         Accrued Expenses - On December 31, 2008 and 2007, Accrued Expenses included accrued vacation pay and other compensation of $655,000 and $691,000, respectively. No other item amounted to greater than 5% of total current liabilities. At December 31, 2008 and 2007, Accrued Expenses included accrued expenses of discontinued operations of $320,000 and $318,000, respectively.

         Other Current Assets - On December 31, 2008 and 2007, Other Current Assets included deferred income tax assets of $547,000 and $623,000, respectively. No other item amounted to greater than 5% of total current assets.

         Stock Options - The Company accounts for stock-based compensation under the provisions of SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. The fair value of stock-based awards is amortized over the vesting period of the award.

         Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                         Year Ended December 31, 2008
                                                                 Per Share
                                       Loss         Shares        Amount
                                    ----------    ----------    ----------
BASIC ...........................   $   (1,652)        5,084    $    (0.32)
Effect of dilutive securities,
       stock options (1) ........           --            --
                                    ----------    ----------
DILUTED .........................   $   (1,652)        5,084    $    (0.32)
                                    ==========    ==========    ==========

                                         Year Ended December 31, 2007
                                                                 Per Share
                                       Loss         Shares        Amount
                                    ----------    ----------    ----------
                                                     (2)            (2)
BASIC ...........................   $     (597)        5,067    $    (0.12)
   Effect of dilutive securities,
       stock options(1) .........           --            --
                                    ----------    ----------
DILUTED .........................   $     (597)        5,067    $    (0.12)
                                    ==========    ==========    ==========

                                         Year Ended December 31, 2006
                                                                 Per Share
                                     Earnings       Shares        Amount
                                    ----------    ----------    ----------
                                                     (2)            (2)
BASIC ...........................   $       67         5,026    $     0.01
  Effect of dilutive securities,
    stock options ...............           --            40
                                    ----------    ----------
DILUTED .........................   $       67         5,066    $     0.01
                                    ==========    ==========    ==========

         (1) The stock options were anti-dilutive for the years ended December 31, 2008 and 2007 and, therefore, were excluded from the calculation and reconciliation of Diluted Loss per Common Share for those years. The numbers of potentially anti-dilutive securities were 1,000 and 11,000 in the years ended December 31, 2008 and 2007, respectively.

         (2) Information as to the number of shares and per share amounts has been retroactively adjusted to reflect the 5% stock dividend on common stock declared February 1, 2008.

         At December 31, 2008, the Company had outstanding approximately 5,084,000 shares of common stock.


Recent Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements,("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008. With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) or SFAS No. 160 is prohibited. The Company does not expect that the adoption of SFAS No. 141(R) or SFAS No. 160 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

         In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FSP FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

         In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial statements.

         In October 2008, the FASB issued Emerging Issues Task Force ("EITF") 08-6 Equity Method Investment Accounting Considerations, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and the proper accounting of an equity method investee's issuance of shares. The Company's management believes that this will not have a material impact on the Company's consolidated financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.


Note 2. INCOME TAXES:

         At December 31, 2008, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $7,471,000, expiring as follows: $1,478,000 in 2010 to 2012; $1,379,000 in 2018 to 2020; and $4,614,000
in 2021 to 2028. The Company also had available federal and state alternative minimum tax credit carryforwards of approximately $102,000.

         The income tax expenses (benefits) consisted of the following (in thousands):

                                          Year Ended December 31,
                                         2008       2007       2006
                                         ----       ----       ----
Current:
   Federal ........................   $    --    $    (1)   $    --
   State ..........................        10         13         20
   Foreign ........................         9         (5)        72
                                      -------    -------    -------
                                           19          7         92
                                      -------    -------    -------
Deferred:
   Federal ........................      (957)      (206)        76
   State ..........................       (95)       (36)        60
   Foreign ........................         1         (2)        (6)
                                      -------    -------    -------
                                       (1,051)      (244)       130
                                      -------    -------    -------
Income tax expenses (benefits), net   $(1,032)   $  (237)   $   222
                                      =======    =======    =======

         Current income taxes in the years ended December 31, 2008, 2007, and 2006, were presented net of credits of $24,000, $17,000, and $17,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109.

         The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax expense (benefits) was as follows (in thousands):

                                                       Year Ended December 31,
                                                      2008       2007       2006
                                                      ----       ----       ----
Tax expense amount computed using statutory rate   $  (913)   $  (284)   $    99
State taxes, net of federal benefit ............      (103)       (23)         4
Operations outside the US ......................        21         (7)        11
Discontinued operations and other ..............       (37)        77        108
                                                   -------    -------    -------
  Income tax expense (benefits), net ...........   $(1,032)   $  (237)   $   222
                                                   =======    =======    =======

            The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                 December 31,
                                                                2008      2007
                                                                ----      ----
Deferred income tax assets:
 Inventories, principally due to additional costs
   inventoried for tax purposes pursuant to the Tax
   Reform Act of 1986 and valuation reserves for
   financial reporting purposes ............................   $  118   $  140
 Compensation and compensated absences, principally
   due to the accrual for financial reporting purposes .. ..      231      246
 Accrual of projected environmental costs, principally
  related to Prometcor's compliance with NJDEP requirements       199      199
 Net operating loss carryforwards ..........................    3,107    2,086
 Alternative minimum tax credit carryforwards ..............      102      113
 Unrecognized net loss on pension plan .....................    1,830      901
 Other .....................................................      367      351
                                                               ------   ------
   Total gross deferred income tax assets ..................    5,954    4,036
   Less valuation allowance ................................       91      163
                                                               ------   ------
   Net deferred income tax assets ..........................    5,863    3,873
                                                               ------   ------
Deferred income tax liabilities:
 Pension expense, due to contributions in excess of
   net accruals ............................................      996    1,044
 Other .....................................................      169      131
                                                               ------   ------
   Total gross deferred income tax liabilities .............    1,165    1,175
                                                               ------   ------
     Net deferred income taxes .............................   $4,698   $2,698
                                                               ======   ======

         A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $7,150,000 in the years prior to the expiration of the net operating loss carryforwards in 2028. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

            The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

                                                  December 31,
                                                 2008     2007
                                                 ----     ----
Current:
   Other current assets ....................   $  348   $  424
   Current assets of discontinued operations      199      199
                                               ------   ------
   Total current ...........................      547      623
                                               ------   ------
Long-Term:
   Other assets ............................    3,429    1,332
   Other assets of discontinued operations .      722      743
                                               ------   ------
   Total long-term .........................    4,151    2,075
                                               ------   ------
Total net deferred income tax assets .......   $4,698   $2,698
                                               ======   ======

         On January 1, 2007, the Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

         The Company's policy is to report interest and penalties, if any, related to income taxes in Interest Expense and General and Administrative Expenses, respectively.

Note 3.  SHORT-TERM DEBT:

            Composition (in thousands):
                                                           December 31,
                                                        2008        2007
                                                        ----        ----
      Revolving loans, Wells Fargo (a)...........     $1,472      $   --
      Revolving loans, CIT.......................         --       2,596
      Note Payable, Bank of the West ............         --         500
      Other (b)..................................        275          30
                                                      ------      ------
                                                      $1,747      $3,126
                                                      ======      ======

         (a) On May 30, 2008, the Company and RCPC, Ronson Aviation and Ronson-Canada (collectively, the "Borrowers") entered into a secured revolving credit facility with Wells Fargo. The credit facility consisted of (1) a revolving line of credit of up to $4.0 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than
(1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

         The term of the credit facility is 60 months. The revolving line of credit had a balance of $1,472,000 at December 31, 2008. The revolving line of credit bore interest at 1/2% over the Wells Fargo prime rate (3.25% at December 31, 2008), or, at the Company's option, a portion may bear interest at LIBOR plus 3%.

         The Company paid fees to Wells Fargo that are customary for facilities of this type. The credit facility contains minimum tangible net worth, minimum net income, minimum net cash flow and other financing covenants, certain restrictions on capital expenditures, as well as affirmative and negative covenants and events of default customary for facilities of this type.

         The Company applied $2,940,000 of the proceeds of the credit facility to pay off its prior credit facility with CIT Group/Commercial Services, Inc; $399,000 to EPIC Aviation, LLC; $502,000 to Bank of the West; and $577,000 to Banc of America Leasing.

         As a result of the repayment of the Short-term Debt and Long-term Debt with the new Wells Fargo financing on May 30, 2008, the Company recorded a Nonrecurring Loss on Extinguishment of Debt of $145,000 in 2008. The
Nonrecurring Loss on Extinguishment of Debt was composed of the following:

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
                                                                   ========

         On November 21, 2008, Wells Fargo advised the Company and its subsidiaries that Events of Default under the credit agreement dated May 30, 2008, had occurred. These events of default included the Company's not meeting financial covenants as follows: 1) the minimum Tangible Net Worth as of September 30, 2008, 2) the minimum Net Income for the nine months ended September 30, 2008, and 3) the minimum Net Cash Flow for the nine months ended September 30, 2008, and the Company's not meeting all of the requirements of the Post-Closing Agreement dated May 30, 2008.

         As a result of the events of default, Wells Fargo increased the interest rate charged on the loans outstanding under the credit agreement by 3%. These increases were assessed retroactively to July 1, 2008. In addition, in November and December, Wells Fargo reduced the amounts available to be borrowed under the revolving line of credit. In December 2008, Wells Fargo required that the Company engage a consultant to review and monitor the Company's operation and Wells Fargo increased its monitoring of the line of credit.

         Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2008, the Company's subsidiaries had unused borrowings available at December 31, 2008 of about $135,000 under the Wells Fargo line of credit described above, of which approximately $70,000 was utilized on January 2, 2009 to meet the debt service requirements and fees of Wells Fargo. (Refer to Note 4 below for information regarding the book value of assets pledged as collateral for the debt above.)

         On March 30, 2009, the Company, its subsidiaries and Wells Fargo entered into a forbearance agreement. (Refer to Note 16. Subsequent Events below.)

         (b) Refer to Note 14. Related Party Transactions below.

         At December 31, 2008, the weighted average interest rate for the total short-term debt was 6.12%.

Note 4. LONG-TERM DEBT:

            Composition (in thousands):
                                                                December 31,
                                                               2008     2007
                                                               ----     ----
   Mortgage loan payable, Capital One (a) ................   $2,133   $2,160
   Note payable, lessor (b) ..............................      160      189
   Term loans payable, Wells Fargo (c) ...................    3,570       --
   Term notes payable, CIT ...............................       --      689
   Note payable, supplier ................................       --      440
   Term notes payable, other .............................       27       42
                                                             ------   ------
                                                              5,890    3,520
   Less portion in current liabilities ...................      454      423
                                                             ------   ------
   Balance of long-term debt .............................   $5,436   $3,097
                                                             ======   ======

         (a) In September 2006, RCPC entered into a mortgage loan agreement with Capital One for $2,200,000. The mortgage loan had a balance of $2,133,000 at December 31, 2008 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. In connection with a waiver of a covenant violation at December 31, 2007 provided to the Company by Capital

One, effective April 1, 2008, the interest rate on the mortgage loan was increased to 8.00%, monthly installments were increased to $17,081, the final installment on November 1, 2016 was increased to $1,746,000, and the debt service coverage ratio was modified.

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

         (b) As part of the lease agreement for its warehouse, effective March 1, 2004, RCPC entered into a term note payable to the lessor in the original amount of $440,000. The note bears interest at the rate of 8.25% and is payable in monthly installments of $3,787 including interest through February 2013. The note is secured by the leasehold improvements in the warehouse.

         (c) On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the new credit facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500 with a balance of $745,000 as of December 31, 2008, and a Real Estate Term Loan in the original amount of $2,922,500 with a balance of $2,825,000 as of December 31, 2008. The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest. The interest rate for the Equipment Term Loan, originally the prime rate plus .75%, was increased in the fourth quarter 2008, to the prime rate plus 3.75%, effective July 1, 2008. Similarly, the interest rate for the Real Estate Term Loan, originally the prime rate plus 1%, was increased to the prime rate plus 4%, effective July 1, 2008.

         At December 31, 2008, fixed assets with a net book value of $4,825,000, accounts receivable and inventories of $3,151,000, and other noncurrent assets with a net book value of $337,000 were pledged as collateral for the debt detailed in Notes 3 and 4 above.

         Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $1,500,000 at December 31, 2008, substantially all of which were restricted as to transfer to the Company and its subsidiaries due to various covenants of their debt agreements at December 31, 2008.

         Long-term debt matures as follows: 2009, $454,000; 2010, $2,490,000;
2011, $406,000; 2012, $413,000; and 2013, $2,127,000.


Note 5. LEASE OBLIGATIONS:

         Lease expenses consisting principally of office and warehouse rentals, totaled $579,000, $604,000, and $573,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

         At December 31, 2008, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                          Operating  Capitalized
                                                 Total      Leases     Leases
                                                 ------     ------     ------
Year Ending December 31:
2009 .........................................   $  453     $  436     $   17
2010 .........................................      326        312         14
2011 .........................................      169        165          4
2012 .........................................      140        140         --
2013 .........................................       57         57         --
                                                 ------     ------     ------
Total obligations ............................   $1,145     $1,110         35
                                                 ======     ======

      Less: Amount representing interest .....                              3
                                                                       ------
Present value of capitalized lease obligations                         $   32
                                                                       ======


Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):
                                                            December 31,
                                                           2008      2007
                                                          ------    ------
Machinery and equipment ........................          $   62    $1,499
Less accumulated amortization ..................              25       335
                                                          ------    ------
                                                          $   37    $1,164
                                                          ======    ======

         The Company has accounted for step rent provisions so that rent abatements are amortized over the life of the lease on a straight-line basis. The amounts due under escalation charges (which are all related to operating expenses, real estate taxes and utilities) are expensed as incurred and included in minimum lease payments. The capital improvements funding provided to the Company by the lessor for the Company's South Brunswick, New Jersey warehouse, was capitalized in leasehold improvements and the debt included in long-term debt as reported in Note 4 above.

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

         Plan assets primarily included common stocks (65%), fixed income securities (12%), cash and money market accounts (12%), a guaranteed annuity contract (7%), and 241,033 shares of common stock of the Company (4%). The stock of the Company held by the Plan was valued at $106,000 and $371,000 at December 31, 2008 and 2007, respectively.

         The benefit obligations below are equal to the accumulated benefit obligations. The following table sets forth the plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                                Year Ended December 31,
                                                                       2008       2007
                                                                       ----       ----
Change in Benefit Obligation:
   Benefit obligation at beginning of year ......................   $ 4,527    $ 4,678
   Service cost .................................................        20         24
   Interest cost ................................................       268        257
   Actuarial loss ...............................................       858         19
   Benefits paid ................................................      (513)      (451)
                                                                    -------    -------
   Benefit obligation at end of year ............................     5,160      4,527
                                                                    -------    -------

Change in Plan Assets:
   Fair value of plan assets at beginning of year ...............     4,674      4,961
   Actual return on plan assets .................................    (1,448)       (74)
   Employer contributions .......................................       155        238
   Benefits paid ................................................      (513)      (451)
                                                                    -------    -------
   Fair value of plan assets at end of year .....................     2,868      4,674
                                                                    -------    -------
   Funded status at end of year .................................   $(2,292)   $   147
                                                                    =======    =======

Amounts recognized in the Consolidated Balance Sheets consist of:
   Non-current Assets ...........................................   $    --    $   147
   Current Liabilities ..........................................       205         --
   Long-term Liabilities ........................................     2,087         --
                                                                    -------    -------
   Net amount recognized ........................................   $ 2,292    $   147
                                                                    =======    =======

         The weighted-average assumptions used in the benefit obligations were as follows:

                                                                    Year Ended December 31,
                                                                     2008           2007
                                                                     ----           ----
Discount rate....................................................    6.30%          5.92%

         The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                 Year Ended December 31,
                                               2008        2007        2006
                                               ----        ----        ----
Components of net periodic benefit cost:
   Service cost ........................   $     20    $     24    $     26
   Interest cost .......................        268         257         262
   Expected return on plan assets ......       (257)       (273)       (202)
   Amortization of prior service cost ..          5           5           5
   Recognized net actuarial loss .......        239         213         255
                                           --------    --------    --------
   Net pension expense .................   $    275    $    226    $    346
                                           ========    ========    ========

            The detail of amounts included in Accumulated Other Comprehensive Loss is included in Note 12, Accumulated Other Comprehensive Loss.

            The weighted average assumptions used in computing the net period benefit cost were as follows:
                                                      Year Ended December 31,
                                                       2008    2007    2006
                                                       ----    ----    ----
Discount rate.......................................   5.92%   5.50%   5.50%
Expected long-term rate of return on plan assets....   5.50%   5.50%   5.00%

         The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 are $418,000 and $5,000, respectively. The estimated prior service cost for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 is $1,000.

         Contributions to the pension plan during 2009 are expected to be approximately $242,000.


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

         The benefit payments expected to be paid in the next ten years, in thousands, are as follows:

         2009                 $  434
         2010                    445
         2011                    442
         2012                    458
         2013                    456
         2014-2018             2,335

         The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation. The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation. Expenses of about $62,000, $64,000, and $62,000 for this plan were recorded in 2008, 2007, and 2006, respectively. These Company contributions in 2009 are being deferred.


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

         The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2008, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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

         The Company has an employment contract with an officer of the Company which expires on December 31, 2009. Base salary in the year 2009 under the contract is $544,341, with future increases subject to the Company reporting operating earnings in the year prior to each increase; however, in the first quarter of 2009 Mr. Louis V. Aronson accepted reductions totaling 12%. The base salary in 2007 reflected a 5% reduction offered and accepted by Mr. Louis V. Aronson effective November 16, 2007; a 7% reduction offered and accepted by Mr. Louis V. Aronson effective October 1,2005; and the increases due to Mr. Aronson under the terms of the contract on January 1, 2008, January 1, 2007, and January 1, 2006, were waived by him. The contract also provides for additional compensation and benefits, including a death benefit equal to two years' salary. The Company has purchased term life insurance for which the Company is the sole beneficiary to provide coverage for a substantial portion of the potential death benefit.

Note 8. PREFERRED STOCK:

         In 1998 the Company declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock at a purchase price of $20 per share. The Rights further provide that each Right will entitle the holder, upon the occurrence of certain other specified events, to purchase from the Company, common stock having a value of twice the exercise price of the Right and, upon the occurrence of certain other specified events, to purchase from another person into which the Company was merged or which acquired 50% or more of the Company's assets or earnings power, common stock of such other person having a value of twice the exercise price of the Right. The Rights may be generally redeemed by the Company at a price of $0.01 per Right. The Rights had been due to expire on October 22, 2008. On October 10, 2008, the expiration date of the Rights was extended to September 1, 2011.

Note 9. STOCK OPTIONS:

            The Company has an incentive stock option plan which provides for the grant of options to purchase shares of the Company's common stock. The options may be granted to officers, directors and other key employees of the Company and its subsidiaries at not less than 100% of the fair market value on the date on which options are granted. On November 27, 2001, the stockholders approved the adoption of the Company's 2001 Incentive Stock Option Plan which provides for the grant of options for up to 175,888 shares of common stock. Options granted under the plan are exercisable after six months from the date of the grant and within five years of the grant date, at which time such options expire. All options are vested on the date of the grant.

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:

                                                        Year Ended December 31,
                                                       2008     2007      2006
                                                       ----     ----      ----
Risk-free interest rate                               3.25%    3.44%     4.69%
Dividend yield                                           0%       0%        0%
Volatility factor - expected market price of
  Company's common stock                               0.81     0.67      0.63
Weighted average expected life of options           5 years  5 years   5 years

            A summary of the Company's stock option activity and related information for the three years ended December 31, 2008, were as follows:

                                            Number of    Weighted Average
                                             Options      Exercise Price
                                           ------------   --------------
Outstanding at 12/31/05 ................         97,750    $      0.851
  Exercised ............................        (55,882)   $      0.852
  Expired ..............................         (7,739)   $      0.856
                                           ------------

Outstanding at 12/31/06 ................         34,129    $      0.849
  Granted ..............................         11,026    $      1.846
  Exercised ............................        (28,478)   $      0.849
  Expired ..............................         (5,651)   $      0.849
                                           ------------

Outstanding at 12/31/07 ................         11,026    $      1.846
  Granted ..............................         20,000    $      0.453
  Expired ..............................         (5,513)   $      1.846
                                           ------------

Outstanding at 12/31/08 ................         25,513    $      0.754
                                           ============    ============

Exercisable at 12/31/08 ................          5,513    $      1.846
                                           ============    ============

         Weighted average fair value of options granted during the year for options on which the exercise price:

         Equals the market price on the grant date          $0.273
         Exceeds the market price on the grant date            N/A

         The weighted average exercise price for options outstanding as of December 31, 2008, was $0.754 per share. The weighted average contractual life of those options was 4.5 years.

Note 10. STATEMENTS OF CASH FLOWS:

         Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

            Supplemental disclosures of cash flow information are as follows (in thousands):

                                                         Year Ended December 31,
                                                          2008    2007    2006
                                                          ----    ----    ----
Cash Payments for:
   Interest                                               $598    $629    $502
   Income taxes                                              2      87     152

Financing & Investing Activities Not Affecting Cash:
   Capital lease obligations incurred                       --      14      49
   Equipment financed by seller                             18      --      55

Note 11. INDUSTRY SEGMENTS INFORMATION:

         The Company has two reportable segments: consumer products and aviation services. The Company's reportable segments are strategic business units that offer different products and services.

         The consumer products segment produces packaged fuels, flints, refillable lighters and multi-purpose lighters, torches, a candle, a penetrant spray lubricant, and a spot remover, which are distributed through distributors, food brokers, mass merchandisers, drug chains, convenience stores, and automotive and hardware representatives. Ronson Consumer Products is a principal supplier of packaged flints and lighter fuels in the United States and Canada.

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

Financial information by industry segment is summarized below (in thousands):

                                                             2008        2007        2006
                                                             ----        ----        ----
Net sales:
  Consumer  Products .................................   $ 12,524    $ 13,883    $ 16,870
  Aviation Services ..................................     11,663      12,363      12,374
                                                         --------    --------    --------
    Consolidated .....................................   $ 24,187    $ 26,246    $ 29,244
                                                         ========    ========    ========

Earnings (loss) before interest, other items,
 and intercompany charges:
  Consumer Products ..................................   $ (1,116)   $    269    $  1,243
  Aviation Services ..................................      1,326       1,612       1,660
                                                         --------    --------    --------
  Total Reportable Segments ..........................        210       1,881       2,903
  Corporate and others ...............................     (1,637)     (1,815)     (1,719)
  Other charges ......................................         --         (28)        (91)
                                                         --------    --------    --------
    Consolidated .....................................   $ (1,427)   $     38    $  1,093
                                                         ========    ========    ========

Interest expense:
  Consumer Products ..................................   $    389    $    406    $    290
  Aviation Services ..................................        207          44          24
                                                         --------    --------    --------
  Total Reportable Segments ..........................        596         450         314
  Corporate and others ...............................         75          83         162
                                                         --------    --------    --------
    Consolidated .....................................   $    671    $    533    $    476
                                                         ========    ========    ========

Depreciation and amortization:
  Consumer Products ..................................   $    415    $    498    $    412
  Aviation Services ..................................        256         193         199
                                                         --------    --------    --------
  Total Reportable Segments ..........................        671         691         611
  Corporate and others ...............................         57          49          45
                                                         --------    --------    --------
    Consolidated .....................................   $    728    $    740    $    656
                                                         ========    ========    ========

Earnings (loss) before intercompany charges and taxes:
  Consumer Products ..................................   $ (1,655)   $   (254)   $    946
  Aviation Services ..................................      1,079       1,539       1,606
                                                         --------    --------    --------
  Total Reportable Segments ..........................       (576)      1,285       2,552
  Corporate and others ...............................     (1,963)     (2,091)     (2,172)
  Other charges ......................................         --         (28)        (91)
  Nonrecurring loss ..................................       (145)         --          --
                                                         --------    --------    --------


    Consolidated .....................................   $ (2,684)   $   (834)   $    289
                                                         ========    ========    ========

Segment assets:
  Consumer Products ..................................   $  6,600    $  7,829    $  7,640
  Aviation Services ..................................      5,201       5,302       4,506
                                                         --------    --------    --------
  Total Reportable Segments ..........................     11,801      13,131      12,146
  Corporate and others ...............................      2,115       1,329       1,550
  Discontinued operations ............................        921         941       1,024
                                                         --------    --------    --------
    Consolidated .....................................   $ 14,837    $ 15,401    $ 14,720
                                                         ========    ========    ========

Segment expenditures for long-lived assets:
  Consumer Products ..................................   $     87    $    118    $    155
  Aviation Services ..................................         22         990       2,032
                                                         --------    --------    --------
  Total Reportable Segments ..........................        109       1,108       2,187
  Corporate and others ...............................         26           3         102
                                                         --------    --------    --------
    Consolidated .....................................   $    135    $  1,111    $  2,289
                                                         ========    ========    ========

         Geographic information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                               Year Ended December 31,
                               2008      2007      2006
                               ----      ----      ----
Net sales (1):
  United States .........   $21,722   $23,892   $25,831
  Canada ................     2,400     2,047     1,949
  Other foreign countries        65       307     1,464
                            -------   -------   -------
                            $24,187   $26,246   $29,244
                            =======   =======   =======


                        December 31,
                       2008     2007
                       ----     ----
Long-lived assets:
  United States ..   $5,799   $6,267
  Canada .........       44       51
                     ------   ------
                     $5,843   $6,318
                     ======   ======

(1) Net sales are attributed to countries based on location of customer.

            Information regarding the Company's net sales by product category was as follows (in thousands):

                                                     Year Ended December 31,
                                                    2008      2007      2006
                                                    ----      ----      ----
Packaged fuels, flints, lighters and torches .   $12,441   $13,831   $16,803
Other consumer products ......................        83        52        67
Aircraft .....................................        --     1,269     1,796
Aviation fuels and other aviation products and
services .....................................    11,663    11,094    10,578
                                                 -------   -------   -------
                                                 $24,187   $26,246   $29,244
                                                 =======   =======   =======

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

         For the year ended December 31, 2006, Net Sales which amounted to approximately $3,809,000, of Consolidated Net Sales were made by Ronson Consumer Products to one customer. As of December 31, 2008 and 2007, accounts receivable from that customer amounted to approximately 12% and 13%, respectively, of Consolidated Accounts Receivable. No customer accounted for more than 10% of Net Sales for the years ended December 31, 2008 and 2007, and no other customer accounted for more than 10% of Consolidated Accounts Receivable at December 31, 2008 and 2007.

Note 12. ACCUMULATED OTHER COMPREHENSIVE LOSS:

         Comprehensive loss (income) is included in the Statements of Consolidated Stockholders' Equity. The components of Accumulated Other Comprehensive Loss as shown on the Consolidated Balance Sheets were as follows (in thousands):


                                       Foreign                                               Accumulated
                                      Currency         Net          Prior        Cash           Other
                                     Translation    Pension        Service    Flow Hedging  Comprehensive
                                     Adjustments      Loss          Cost       Adjustment       Loss
                                     -----------   ----------    ----------    ----------    ----------
Balance at December 31, 2005 .....   $      (61)   $    1,619    $       --    $      (13)   $    1,545
Adjustment to initially apply FASB
  Statement No. 158 ..............           --            --            65            --            65
Current period loss (gain) .......           81          (335)           --            21          (233)
Recognized as components of net
  periodic benefit cost ..........           --          (257)           --            --          (257)
Income tax expense (benefit) .....          (33)          236           (26)           (8)          169
                                     ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2006 .....          (13)        1,263            39            --         1,289
Current period loss (gain) .......          (46)          365            (8)           --           311
Recognized as components of net
  periodic benefit cost ..........           --          (213)           (6)           --          (219)
Income tax expense (benefit) .....           18           (61)            7            --           (36)
                                     ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2007 .....          (41)        1,354            32            --         1,345
Current period loss (gain) .......           60         2,563            --            --         2,623
Recognized as components of net
  periodic benefit cost ..........           --          (239)           (6)           --          (245)
Income tax expense (benefit) .....          (23)         (926)            1            --          (948)
                                     ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2008 .....   $       (4)   $    2,752    $       27    $       --    $    2,775
                                     ==========    ==========    ==========    ==========    ==========

Note 13. CONCENTRATIONS:

         Due to an increase in FDIC insured limits, at December 31, 2008, the Company did not have cash deposits in banks in excess of those insured limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

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

Note 14. RELATED PARTY TRANSACTIONS:

         Prior to 2005, Mr. Carl W. Dinger III, a minority shareholder, entered into a consulting agreement and an option agreement with the Company whereby Mr. Dinger would provide certain consulting services. The option and consulting agreements expired July 7, 2007 and were not renewed. Notwithstanding, Mr. Dinger received compensation for these services in the amounts of $39,060 and $78,120, during the years ended December 31, 2007 and 2006, respectively.

         In addition, Mr. Dinger had granted the Company an option to acquire his shares in the Company. For the years 2007 and 2006, the option cost was $4,000 a month. Effective January 1, 2005, Mr. Dinger owned 590,082 shares of the Company, for which Mr. Dinger would receive $5.35 per share as the exercise price. Mr. Dinger had also granted the Company's Board of Directors an irrevocable proxy to vote these shares during the term of the option. The Company's cost for the option agreement was $24,000 and $48,000 during each of the years ended December 31, 2007 and 2006, respectively.

         The Company incurred costs for consulting services under an agreement with a director of the Company (two in 2006) of $21,000, $24,000, and $31,000, in the years ended December 31, 2008, 2007 and 2006, respectively. The Company incurred costs for printing services from Michael Graphics, Inc., of $50,000, $62,000, and $67,000 in the years ended December 31, 2008, 2007, and 2006, respectively. A greater than 10% shareholder of Michael Graphics, Inc., is the son-in-law of the Company's president.

         In the third quarter of 2008, the Company's President and CEO provided loans to the Company totaling $275,000, due on demand with interest at the prime rate minus one-half percent (2.75% at December 31, 2008).

Note 15.  QUARTERLY FINANCIAL DATA:

            Presented below is a schedule of selected quarterly consolidated financial information for each of the two years in the period ending December 31, 2008.

(Dollars in thousands, except per share amounts)

                                                 First        Second        Third         Fourth        Total
                                                Quarter       Quarter       Quarter       Quarter        Year
                                                -------       -------       -------       -------        ----
Year ended December 31, 2008
----------------------------
Net sales                                     $    6,596    $    6,715    $    5,455    $    5,421    $   24,187
Gross profit(a)                               $    1,799    $    1,816    $    1,115    $      929    $    5,659
Net Loss                                      $     (261)   $     (238)   $     (487)   $     (666)   $   (1,652)
Loss per share
 Basic                                        $    (0.05)   $    (0.05)   $    (0.10)   $    (0.13)   $    (0.32)
 Diluted                                      $    (0.05)   $    (0.05)   $    (0.10)   $    (0.13)   $    (0.32)
Other income (expense)
included in net loss (b),(c)                  $       --    $      (87)   $       --    $       --    $      (87)


Year ended December 31, 2007
----------------------------
Net sales                                     $    6,097    $    6,543    $    6,606    $    7,000    $   26,246
Gross profit(a)                               $    1,939    $    1,850    $    1,806    $    2,130    $    7,725
Net Loss                                      $      (92)   $     (245)   $     (198)   $      (62)   $     (597)
Loss per share
 Basic                                        $    (0.02)   $    (0.05)   $    (0.04)   $    (0.01)   $    (0.12)
 Diluted                                      $    (0.02)   $    (0.05)   $    (0.04)   $    (0.01)   $    (0.12)
Other income (expense)
included in net loss (b),(d)                  $       21    $        5    $      (37)   $       (6)   $      (17)


(a) Net Sales, less Cost of Sales, less a portion of Depreciation and Amortization
(b)      Items are presented net of income tax effect
(c) The cost included in second quarter of 2008 was the charge recognized due to the Company's refinancing of former loans
(d) The costs included in the 2007 quarters were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same shareholder, net of related insurance reimbursements

Note 16.  SUBSEQUENT EVENTS

         On March 30, 2009, the Company and its wholly-owned subsidiaries entered into a forbearance agreement with their principal lender, Wells Fargo, under which Wells Fargo has agreed not to assert existing events of default under the Borrowers' credit facilities with Wells Fargo through April 24, 2009, or such earlier date determined under the Forbearance Agreement. The forbearance period may terminate earlier if, among other events, the Borrowers breach the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the Borrowers fail to employ a Chief Restructuring Officer or the Borrowers fail actively to pursue alternative financing or divestiture of the Company's aviation division. During the forbearance period, Wells Fargo will make available to the domestic Borrowers an overadvance facility in the amount of up to $500,000 to supplement the Borrowers' credit line, the maximum amount of which will be adjusted to $2 million. During the forbearance period, the Borrowers will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $450,000 which will be charged as an advance under the credit line upon the earlier of the end of the Forbearance Period or repayment of all amounts owed to Wells Fargo. (Refer to Notes 3 and 4 above.)

         On March 30, 2009, the Company also announced that it has initiated plans to divest Ronson Aviation, its wholly-owned subsidiary engaged as a fixed-base operator at Trenton-Mercer Airport. Ronson Aviation provides aircraft fueling and servicing, avionics sales, aircraft repairs and maintenance, hangar and office leasing and related services.

         The Company is in the process of procuring purchasers so as to maximize the value of Ronson Aviation, permit it to satisfy outstanding indebtedness, including to Wells Fargo, and provide working capital to support and focus on its consumer products business. The Company's objective is to consummate a transaction prior to the end of the second quarter of 2009, subject to identifying and reaching agreement with a prospective purchaser, obtaining shareholder approval and meeting other conditions that may be contained in definitive documentation once negotiated.

         The following unaudited proforma information is presented for informational purposes only and is not intended to be indicative of either future results of our operations or results that might have been achieved had the sale actually occurred in the reported period.

         The proforma adjustments include the sale of the net assets of Ronson Aviation and the repayment of the credit facility with Wells Fargo.

         The unaudited proforma consolidated balance sheet as of December 31, 2008 gives effect to the sale of the net assets of Ronson Aviation as if the transaction occurred on December 31, 2008, the last day of the Company's fiscal year.

                                                                      PROFORMA
                                                     HISTORICAL      ADJUSTMENTS      PROFORMA
                                                     ----------      -----------      --------
                                     ASSETS
Current Assets
Cash and cash equivalents                           $         84    $      3,656    $      3,740
Accounts receivable, net                                   1,288                           1,288
Inventories                                                1,839            (272)          1,567
Other current assets                                         897            (194)            703
                                                    ------------    ------------    ------------
   Total Current Assets                                    4,108           3,190           7,298
                                                    ------------    ------------    ------------

Property, plant and equipment, at cost                    15,881          (7,639)          8,242
Less accumulated depreciation and amortization            10,038          (4,077)          5,961
                                                    ------------    ------------    ------------
                                                           5,843          (3,562)          2,281

Other assets                                               4,886          (1,333)          3,553
                                                    ------------    ------------    ------------
                                                    $     14,837    $     (1,705)   $     13,132
                                                    ============    ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Short-term debt                                     $      1,747    $     (1,472)   $        275
Current portion of long-term debt and leases                 467            (367)            100
Accounts payable                                           2,902             (25)          2,877
Accrued expenses                                           2,033             439           2,472
                                                    ------------    ------------    ------------
   Total Current Liabilities                               7,149          (1,425)          5,724
                                                    ------------    ------------    ------------

Long-term debt and leases                                  5,455          (3,215)          2,240
Other long-term liabilities                                2,327                           2,327

Stockholders' Equity (Deficiency)
Common stock                                               5,173                           5,173
Additional paid-in capital                                29,998                          29,998
Accumulated deficit                                      (30,893)          2,935         (27,958)
Accumulated other comprehensive loss                      (2,775)                         (2,775)
                                                    ------------    ------------    ------------
                                                           1,503           2,935           4,438
Less cost of treasury shares                               1,597                           1,597
                                                    ------------    ------------    ------------
   Total Stockholders' Equity (Deficiency)                   (94)          2,935           2,841
                                                    ------------    ------------    ------------
                                                    $     14,837    $     (1,705)   $     13,132
                                                    ============    ============    ============

The unaudited proforma consolidated statement of operations for the year ended December 31, 2008 gives effect to the sale of the net assets of Ronson Aviation as if the transaction occurred on January 1, 2008, the first day of the Company's fiscal year.

                                                     PROFORMA
                                      HISTORICAL    ADJUSTMENTS     PROFORMA
                                      ----------    -----------     --------

Net Sales                             $   24,187    $  (11,663)   $   12,524
                                      ----------    ----------    ----------
Cost and expenses:
  Cost of sales                           18,053        (9,172)        8,881
  Selling, shipping and advertising        3,373           (26)        3,347
  General and administrative               3,566          (923)        2,643
  Depreciation and amortization              622          (216)          406
                                      ----------    ----------    ----------
                                          25,614       (10,337)       15,277
                                      ----------    ----------    ----------

Loss from Operations                      (1,427)       (1,326)       (2,753)
                                      ----------    ----------    ----------

Other (income) expense:
  Interest expense                           671          (183)          488
  Gain on sale of assets                                (4,604)       (4,604)
  Other-net                                  586           (92)          494
                                      ----------    ----------    ----------
                                           1,257        (4,879)       (3,622)
                                      ----------    ----------    ----------

Earnings (Loss) Before Income Taxes       (2,684)        3,553           869

Income tax expense (benefit)              (1,032)        2,062         1,030
                                      ----------    ----------    ----------

Net Earnings (Loss)                   $   (1,652)   $    1,491    $     (161)
                                      ==========    ==========    ==========

         Assets and liabilities expected to be included in the sale comprise the following at December 31, 2008:

Inventory                                                             $      272
Other current assets                                                          47
Property and equipment, net                                                3,562
Other assets                                                                   2
                                                                      ----------
                                                                           3,883
                                                                      ----------
Accounts payable and accrued expenses                                         64
Lease obligations                                                             12
                                                                      ----------
                                                                              76
                                                                      ----------
                                                                      $    3,807
                                                                      ==========

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

         Schedule I  Condensed Financial Information of Company

         Schedule II Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors
Ronson Corporation:

Under date of April 15, 2009, we reported on the consolidated balance sheets of Ronson Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2008 as contained in the annual report on Form 10-K for the year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
April 15, 2009

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS
 (dollars in thousands)


                                     ASSETS
                                     ------
                                                               December 31,
                                                          --------------------
                                                            2008        2007
                                                          --------    --------
CURRENT ASSETS:
Cash .................................................... $     --    $     22
Other current assets ....................................      191         201
                                                          --------    --------
         Total Current Assets ...........................      191         223

Property, plant, and equipment ..........................      293         267
Less accumulated depreciation and amortization ..........      233         200
                                                          --------    --------
                                                                60          67
Other assets ............................................    3,458       4,588
                                                          --------    --------
TOTAL ASSETS ............................................ $  3,709    $  4,878
                                                          ========    ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES:
Short-term debt ......................................... $    275    $     30
Current portion of long-term debt .......................       11          19
Accounts payable ........................................      580         478
Other current liabilities ...............................      439         234
                                                          --------    --------
         Total Current Liabilities ......................    1,305         761

Long-term debt ..........................................       14           9
Other long-term liabilities .............................    2,484       1,121

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock ............................................    5,173       5,173
Additional paid-in capital ..............................   29,998      29,997
Accumulated deficit .....................................  (30,893)    (29,241)
Accumulated other comprehensive loss ....................   (2,775)     (1,345)
                                                          --------    --------
                                                             1,503       4,584
Less cost of treasury shares:
   2008 and 2007, 84,799 ................................    1,597       1,597
                                                          --------    --------
                                                               (94)      2,987
                                                          --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY).. $  3,709    $  4,878
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

              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS
      (dollars in thousands)
                                                    YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  2008       2007       2006
                                                  ----       ----       ----

Management administration (from wholly
    owned subsidiaries eliminated
    in consolidation) .......................   $ 2,185    $ 2,373    $ 2,380
                                                -------    -------    -------

Costs and expenses:
    General and administrative expenses .....     1,637      1,843      1,810
    Interest expense (includes intercompany
       interest expense of  $3, $1 and $75
       in 2008, 2007 and 2006, respectively,
       eliminated in consolidation) .........        75         83        162
    Non-operating expense - net .............       250        192        291
                                                -------    -------    -------
                                                  1,962      2,118      2,263
                                                -------    -------    -------

EARNINGS BEFORE INCOME TAXES
    AND EQUITY IN NET EARNINGS (LOSS)
    OF SUBSIDIARIES .........................       223        255        117

Income tax provisions .......................       121        157         69

Equity in net earnings (loss) of subsidiaries    (1,754)      (695)        19
                                                -------    -------    -------
NET EARNINGS (LOSS) .........................   $(1,652)   $  (597)   $    67
                                                =======    =======    =======

The Notes to Consolidated Financial Statements of Ronson Corporation and Its Wholly Owned Subsidiaries are an integral part of these statements. See accompanying Notes to Condensed Financial Information of Registrant.


                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     RONSON CORPORATION
-------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
     (dollars in thousands)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                 2008       2007       2006
                                                                 ----       ----       ----
Cash Flows from Operating Activities:
Net earnings (loss) .......................................   $(1,652)   $  (597)   $    67
Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities:
    Equity in net (earnings) loss of subsidiaries .........     1,754        695        (19)
    Depreciation and amortization .........................        90         49         45
    Stock option expense ..................................         1         12         --
    Deferred income tax expenses (benefit) ................       (15)        60        164
    Increase (decrease) in cash from changes in
       current assets and current liabilities .............       111        325       (232)
    Increase in net advances to (from) subsidiaries .......      (602)      (441)       435
    Net change in pension-related accounts ................       117        (17)      (429)
    Other .................................................       (42)       (86)        35
                                                              -------    -------    -------
       Net cash provided by (used in) operating
        activities ........................................      (238)        --         66
                                                              -------    -------    -------
Cash Flows from Investing Activities:
Capital expenditures ......................................        (8)        (3)       (48)
Proceeds from disposal of property, plant & equipment .....        --         --         12
                                                              -------    -------    -------
       Net cash used in investing activities ..............        (8)        (3)       (36)
                                                              -------    -------    -------

Cash Flows from Financing Activities:
Proceeds from short-term debt .............................       275         30         --
Proceeds from issuance of common stock ....................        --         26         47
Payments of short-term debt ...............................       (30)        --         --
Payments of long-term debt ................................       (21)       (17)       (19)
Cost of stock option agreement ............................        --        (24)       (48)
                                                              -------    -------    -------
       Net cash provided by (used in) financing activities        224         15        (20)
                                                              -------    -------    -------
Net increase (decrease) in cash ...........................       (22)        12         10

Cash at beginning of year .................................        22         10         --
                                                              -------    -------    -------

Cash at end of year .......................................   $    --    $    22    $    10
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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RONSON CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A: Condensed Financial Statements.

         The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Registrant, Ronson Corporation (the "Company") and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

         The Company's wholly owned subsidiaries in the condensed financial statements are accounted for by the equity method of accounting.

         The Company has authorized 11,848,106 shares of common stock with a par value of $1.00, of which 5,083,539 were outstanding at December 31, 2008 and 2007, adjusted for the 5% stock dividend declared February 1, 2008.

NOTE B: Other Assets and Other Liabilities.
                                                      December 31,
                                                     (in thousands)
                                                      2008      2007
                                                    ------    ------
Other Assets
   Investment in subsidiaries                       $1,594    $3,549
   Deferred income tax assets, net                   1,505       675
   Other                                               359       364
                                                    ------    ------
                                                    $3,458    $4,588
                                                    ======    ======
Other Liabilities
   Net advances from subsidiaries                     $514    $1,116
   Pension liability                                 1,958        --
   Other                                                12         5
                                                    ------    ------
                                                    $2,484    $1,121
                                                    ======    ======

         Investment in subsidiaries was eliminated in consolidation. The net advances from subsidiaries of $514,000 and $1,116,000 at December 31, 2008 and 2007, respectively, were eliminated in consolidation.

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

         In accordance with SFAS #109, "Accounting for Income Taxes" the Company is to record a deferred income tax asset for net operating loss and credit carryforwards when the ultimate realization is more likely than not. In 2008, 2007 and 2006, the Company and its subsidiaries recorded the expense (benefits) of net deferred income tax assets of $(1,051,000), $(244,000) and $130,000, respectively, of which $(15,000),$60,000 and $164,000 respectively, were allocated to the Company.

NOTE E: Statements of Cash Flows.

         Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Condensed Statements of Cash Flows.



                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                 (in thousands)

                                                                  Additions
                                                        ----------------------------
                                          Balance at      Charged to    Charged to                     Balance
                                         beginning of     costs and        other                        at end
        Description                         period         expenses      accounts    Deductions (1)   of period
------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts
  Year ended 12/31/08                         $67            $19            $0            $30             $56
  Year ended 12/31/07                        $102           ($34)           $0             $1             $67
  Year ended 12/31/06                        $107             $0            $0             $5            $102


(1) Uncollectible accounts written off, net of recoveries.