Form 10-Q
period 2009-03-31
RONSON CORP
filed 2009-05-20
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

                          Commission File Number 1-1031


                               RONSON CORPORATION
================================================================================
             (Exact name of registrant as specified in its charter)


          New Jersey                                             22-0743290
================================================================================
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


       Corporate Park III-Campus Drive, P.O. Box 6707, Somerset, NJ 08875
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 469-8300
================================================================================
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_]    Accelerated filer [_]

Non-accelerated filer   [X]    Smaller reporting company [_]

(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of March 31, 2009, there were 5,083,539 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------


PART I - FINANCIAL INFORMATION:                                             PAGE
                                                                            ----

       ITEM 1 - FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS:
                  MARCH 31, 2009 AND DECEMBER 31, 2008                        3

                CONSOLIDATED STATEMENTS OF OPERATIONS:
                  QUARTER ENDED MARCH 31, 2009 AND 2008                       4

                CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  QUARTER ENDED MARCH 31, 2009 AND 2008                       5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                13

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                            18

       ITEM 4T - CONTROLS AND PROCEDURES                                     19

PART II - OTHER INFORMATION:

       ITEM 6 - EXHIBITS                                                     20

SIGNATURES                                                                   21

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                     March 31,     December 31,
                                                       2009            2008
                                                   ------------    ------------
                                                    (unaudited)
                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                         $         --    $          7
 Accounts receivable, net                                   608             973
 Inventories:
  Finished goods                                            588           1,120
  Work in process                                            11              12
  Raw materials                                             472             435
                                                   ------------    ------------
                                                          1,071           1,567
 Other current assets                                       445             446
 Current assets of discontinued operations                  964           1,115
                                                   ------------    ------------
        TOTAL CURRENT ASSETS                              3,088           4,108
                                                   ------------    ------------

Property, plant and equipment, at cost:
 Land                                                         6               6
 Buildings and improvements                               2,189           2,193
 Machinery and equipment                                  5,911           5,918
 Construction in progress                                   125             125
                                                   ------------    ------------
                                                          8,231           8,242
Less accumulated depreciation and amortization            6,036           5,961
                                                   ------------    ------------
                                                          2,195           2,281

Other assets                                              4,281           3,441
Other assets of discontinued operations                   4,971           5,007
                                                   ------------    ------------
                                                   $     14,535    $     14,837
                                                   ============    ============
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
 Short-term debt                                   $      1,317    $      1,689
 Current portion of long-term debt and leases             2,349             268
 Accounts payable                                         3,135           2,326
 Accrued expenses                                         1,728           1,104
 Current liabilities of discontinued operations           1,863           1,762
                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES                        10,392           7,149
                                                   ------------    ------------

Long-term debt and leases                                   677           2,817
Other long-term liabilities                               2,133           2,146
Other long-term liabilities of discontinued
 operations                                               2,770           2,819

STOCKHOLDERS' DEFICIENCY:
 Common stock                                             5,173           5,173
 Additional paid-in capital                              30,004          29,998
 Accumulated deficit                                    (32,304)        (30,893)
 Accumulated other comprehensive loss                    (2,713)         (2,775)
                                                   ------------    ------------
                                                            160           1,503
 Less cost of treasury shares                             1,597           1,597
                                                   ------------    ------------
        TOTAL STOCKHOLDERS' DEFICIENCY                   (1,437)            (94)
                                                   ------------    ------------
                                                   $     14,535    $     14,837
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

                                                Three Months Ended
                                                    March 31,
                                           ----------------------------
                                               2009            2008
                                           ------------    ------------

NET SALES                                  $      1,742    $      3,345
                                           ------------    ------------

Cost and expenses:
 Cost of sales                                    1,533           2,150
 Selling, shipping and advertising                  649             906
 General and administrative                       1,191             735
 Depreciation and amortization                       90             105
                                           ------------    ------------
                                                  3,463           3,896
                                           ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST AND OTHER ITEMS                 (1,721)           (551)
                                           ------------    ------------

Other expense:
 Interest expense                                   104             134
 Other-net                                          628              98
                                           ------------    ------------
                                                    732             232
                                           ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                             (2,453)           (783)

Income tax benefits                                (875)           (153)
                                           ------------    ------------

LOSS FROM CONTINUING OPERATIONS                  (1,578)           (630)

Earnings from discontinued operations
 (net of tax benefits of $(72) and $(9))            167             369
                                           ------------    ------------

NET LOSS                                   $     (1,411)   $       (261)
                                           ============    ============

NET EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Loss from continuing operations            $      (0.31)   $      (0.12)
Earnings from discontinued operations              0.03            0.07
                                           ------------    ------------
Net loss                                   $      (0.28)   $      (0.05)
                                           ============    ============

Diluted:
Loss from continuing operations            $      (0.31)   $      (0.12)
Earnings from discontinued operations              0.03            0.07
                                           ------------    ------------
Net loss                                   $      (0.28)   $      (0.05)
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

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      2009        2008
                                                    --------    --------
Cash Flows from Operating Activities:
Net loss                                            $ (1,411)   $   (261)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation and amortization                           109         142
 Stock option expense                                      6          --
 Deferred income tax benefits                           (913)       (187)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities               2,291         724
  Other non-current assets and other long-term
   liabilities                                            10         (42)
 Net change in pension-related accounts                   95          20
 Discontinued operations                                 239          86
                                                    --------    --------
        Net cash provided by operating activities        426         482
                                                    --------    --------

Cash Flows from Investing Activities:
 Capital expenditures                                     --         (18)
                                                    --------    --------
      Net cash used in investing activities               --         (18)
                                                    --------    --------


Cash Flows from Financing Activities:
 Proceeds from short-term debt                            25          40
 Payments of short-term debt                            (397)       (402)
 Payments of long-term debt                              (56)        (70)
 Payments of long-term lease obligations                  (3)        (63)
                                                    --------    --------
        Net cash used in financing activities           (431)       (495)
                                                    --------    --------

Effect of exchange rate changes on cash and
 cash equivalents                                         (2)        (13)
                                                    --------    --------
Net decrease in cash and cash equivalents                 (7)        (44)

Cash and cash equivalents at beginning of period           7          78
                                                    --------    --------

Cash and cash equivalents at end of period          $     --    $     34
                                                    ========    ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE QUARTER ENDED MARCH 31, 2009 (UNAUDITED)
                ------------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

         Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 2009 and 2008, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

         Going Concern and Management's Response - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the Quarter ended March 31, 2009, the Company had a Loss from Continuing Operations of $1,578,000 and a Net Loss of $1,411,000 and had a Net Loss of $1,652,000 for the year ended December 31, 2008. At March 31, 2009, the Company had both a deficiency in working capital and a Stockholders' Deficit. In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at March 31, 2009 and December 31, 2008, (refer to Note 3).

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

         On March 30, 2009, the Company and its wholly-owned subsidiaries entered into a forbearance agreement with their principal lender, Wells Fargo Bank, National Association ("Wells Fargo"), under which, as subsequently amended, Wells Fargo has agreed not to assert existing events of default under the Company's credit facilities with Wells Fargo through June 12, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the Company breaches the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the Company fails to employ a Chief Restructuring Officer or the Company fails actively to pursue alternative financing or divestiture of the Company's aviation division.

         During the forbearance period, Wells Fargo will make available to the domestic borrowers an overadvance facility in the amount of up to $500,000 to supplement the Company's credit line, the maximum amount of which has been adjusted to $2.5 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $450,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo.

         On May 15, 2009, the Company entered into an agreement to sell substantially all of the assets of Ronson Aviation, Inc. ("Ronson Aviation"), its wholly-owned subsidiary engaged as a fixed-base operator at Trenton-Mercer Airport. Ronson Aviation provides aircraft fueling and servicing, avionics sales, aircraft repairs and maintenance, hangar and office leasing and related services. The Company procured purchasers so as to maximize the value of Ronson Aviation, permit it to satisfy outstanding indebtedness, including to Wells Fargo, and provide working capital to support and focus on its consumer products business. The Company's objective is to consummate a transaction prior to the end of the third quarter of 2009, subject to obtaining shareholder approval and meeting other conditions contained in the purchase agreement.

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

         Pending consummation of a liquidity transaction, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period. The Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration. In the event of acceleration of its indebtedness to Wells Fargo and its outstanding mortgage loans as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts. There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans within its anticipated time frame.

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

Note 2:  PER COMMON SHARE DATA
         ---------------------

         The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):


                                                                   Quarter Ended March 31,
                                        --------------------------------------------------------------------------------
                                                         2009                                      2008
                                        --------------------------------------    --------------------------------------

                                                                       Per                                       Per
                                         Earnings                     Share        Earnings                     Share
                                          (Loss)        Shares        Amount        (Loss)        Shares        Amount
                                        ----------    ----------    ----------    ----------    ----------    ----------
Loss from continuing
operations                              $   (1,578)        5,084    $     (.31)   $     (630)        5,084    $     (.12)
Earnings from discontinued
operations                                     167         5,084           .03           369         5,084           .07
                                        ----------                  ----------    ----------                  ----------
BASIC                                   $   (1,411)        5,084    $     (.28)   $     (261)        5,084    $     (.05)
                                        ==========    ==========    ==========    ==========    ==========    ==========
Effect of dilutive securities,
   Stock options (1)                                          --                                        --
                                                      ----------                                ----------
Continuing operations                   $   (1,578)        5,084    $     (.31)   $     (630)        5,084    $     (.12)
Earnings from discontinued
operations                                     167         5,084           .03           369         5,084           .07
                                        ----------                  ----------    ----------                  ----------

DILUTED                                 $   (1,411)        5,084    $     (.28)   $     (261)        5,084    $     (.05)
                                        ==========    ==========    ==========    ==========    ==========    ==========

         (1) Stock options were anti-dilutive for all the periods presented, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (Loss) per Common Share for those periods. The number of potentially anti-dilutive securities was 26,000 in the three months ended March 31, 2009.

Note 3:  SHORT-TERM DEBT
         ---------------

         On May 30, 2008, the Company and Ronson Consumer Products Corporation ("RCPC"), Ronson Aviation, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), (collectively, the "Borrowers") entered into a secured revolving credit facility with Wells Fargo. The credit facility consisted of (1) a revolving line of credit of up to $4.0 million, now $2.5 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

         The term of the credit facility is 60 months. The revolving line of credit had a balance of $984,000 at March 31, 2009. The revolving line of credit bore interest at 1/2% over the Wells Fargo prime rate (3.25% at March 31, 2009), or, at the Company's option, a portion may bear interest at LIBOR plus 3%.

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

         On March 30, 2009, the Company, its subsidiaries and Wells Fargo entered into a forbearance agreement, subsequently amended, under which Wells Fargo has agreed not to assert existing events of default under the Company's credit facilities with Wells Fargo through June 12, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the Company breaches the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the Company fails to employ a Chief Restructuring Officer or the Company fails actively to pursue alternative financing or divestiture of the Company's aviation division. During the forbearance period, Wells Fargo will make available to the domestic Company an overadvance facility in the amount of up to $500,000 to supplement the Borrowers' credit line, the maximum amount of which has been adjusted to $2.5 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $450,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo.

         In the third quarter of 2008 and first quarter of 2009, the Company's President and CEO provided loans to the Company totaling $300,000, due on demand with interest at the prime rate minus one-half percent (2.75% at March 31, 2009).

Note 4:  LONG-TERM DEBT
         --------------

         In September 2006, RCPC entered into a mortgage loan agreement with Capital One, N.A. ("Capital One"),for $2,200,000. The mortgage loan had a balance of $2,131,000 at March 31, 2009 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. In connection with a waiver of a covenant violation at December 31, 2007 provided to the Company by Capital One, effective April 1, 2008, the interest rate on the mortgage loan was increased to 8.00%, monthly installments were increased to $17,081, the final installment on November 1, 2016 was increased to $1,746,000, and the debt service coverage ratio was modified.

         On August 12, 2008, Capital One provided the Company with a modification of the mortgage loan because the Company did not meet a minimum Earnings before Income

Taxes covenant for the six months ended June 30, 2008. In connection with the modification, the interest rate on the mortgage loan was increased to 9.00% effective 9/1/08, 9.50% effective 1/1/09, 10.00% effective 4/1/09, 10.50%
effective 7/1/09, and 11.00% effective 10/1/09. The final due date of the mortgage was changed to January 1, 2010, from the prior due date of November 1, 2016. The mortgage modification also eliminated the prepayment penalty on the agreement until April 1, 2009, when it was partially reinstated. Based on current interest rates, under the terms of the original mortgage loan prior to the modification, the prepayment penalty would have been as much as $700,000.

        On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the new credit facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500 with a balance of $703,000 as of March 31, 2009, and a Real Estate Term Loan in the original amount of $2,922,500 with a balance of $2,777,000 as of March 31, 2009. The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest. The interest rate for the Equipment Term Loan, originally the prime rate plus .75%, was increased in the fourth quarter 2008, to the prime rate plus 3.75%, effective July 1, 2008. Similarly, the interest rate for the Real Estate Term Loan, originally the prime rate plus 1%, was increased to the prime rate plus 4%, effective July 1, 2008.

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

         The liability for these estimated costs and expenses as recorded in the financial statements at March 31, 2009, and December 31, 2008, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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


Note 6:  INDUSTRY SEGMENTS INFORMATION
         -----------------------------

         The Company had two reportable segments: consumer products and aviation services. As discussed above, on March 30, 2009, the Company announced that it has initiated plans to divest its aviation services segment and, therefore, all operations of the aviation services segment have been reclassified as discontinued operations.


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

         Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):


                       Quarter Ended March 31, 2009 and 2008
                       -------------------------------------

                                 Foreign                                  Accumulated
                                Currency         Net          Prior         Other
                               Translation     Pension       Service     Comprehensive
                               Adjustments       Loss          Cost          Loss
                               -----------    ----------    ----------    ----------
Balance at December 31, 2008    $       (4)   $    2,752    $       27    $    2,775
Current period loss                      2            --            --             2
Recognized as components of
   net periodic benefit cost            --          (104)           (1)         (105)
Income tax expense (benefits)           (1)           41             1            41
                                ----------    ----------    ----------    ----------
Balance at March 31, 2009       $       (3)   $    2,689    $       27    $    2,713
                                ==========    ==========    ==========    ==========

Balance at December 31, 2007    $      (41)   $    1,354    $       32    $    1,345
Current period loss                     13            --            --            13
Recognized as components of
   net periodic benefit cost            --           (60)           (1)          (61)
Income tax expense (benefits)           (4)           25            (1)           20
                                ----------    ----------    ----------    ----------
Balance at March 31, 2008       $      (32)   $    1,319    $       30    $    1,317
                                ==========    ==========    ==========    ==========


Note 8:  STATEMENTS OF CASH FLOWS
         ------------------------

         Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                                Quarter Ended
                                                  March 31,
                                             -------------------
                                               2009       2008
                                             --------   --------
Cash Payments for:
     Interest                                $    185   $    146
     Income Taxes                                  --         --

 Financing & Investing Activities
  Not Affecting Cash: None

Note 9:    RETIREMENT PLANS
           ----------------

       The Company's Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

                                     Quarter Ended
                                       March 31,
                                 --------------------
                                   2009        2008
                                 --------    --------

Service cost                     $      6    $      5
Interest cost                          81          67
Expected return on plan assets        (39)        (64)
Recognized actuarial losses           104          60
Recognized prior service cost           1           1
                                 --------    --------
Net pension expense              $    153    $     69
                                 ========    ========

         Contributions to the pension plan during 2009 are expected to be as follows (in thousands):

         Paid in the three months ended March 31, 2009                    $  59
         Expected to be paid in the balance of 2009                         183
                                                                          -----

         Total expected to be paid in the year ending December 31, 2009   $ 242
                                                                          =====

         The Company's contributions to the pension plan in the three months ended March 31, 2008 were $48,000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

         First Quarter 2009 compared to First Quarter 2008.

         In March 2009, the Company announced its plan to divest its wholly-owned subsidiary, Ronson Aviation, Inc. ("Ronson Aviation"). On May 15, 2009, the Company entered into an agreement to sell substantially all of the assets of Ronson Aviation. Therefore, the operations of Ronson Aviation have been classified as discontinued in the Consolidated Statements of Operations below. The results of continuing operations include the Company and Ronson Consumer Products.

         The Company's continuing operations had Net Sales of $1,742,000 in the first quarter of 2009 as compared to $3,345,000 in the first quarter of 2008. The Company's Loss from Continuing Operations of $1,578,000 in the first quarter of 2009 compares to a loss of $630,000 in the first quarter of 2008.

         The Loss from Continuing Operations before Taxes in the first quarter of 2009 of $2,453,000 includes professional fees of $614,000 ($32,000 charged to discontinued operations) related to the Company's financing with its principal lender, Wells Fargo. In addition, the Loss from Continuing Operations before Taxes in the first quarter of 2009 includes a forbearance fee earned by Wells Fargo of $450,000.

Ronson Consumer Products
------------------------
(in thousands)
                                     Quarter Ended
                                       March 31,
                                 --------------------
                                   2009        2008
                                 --------    --------

Net sales                        $  1,742    $  3,345
Loss from operations                 (775)       (105)
Loss before income taxes
      and intercompany charges       (907)       (237)

         Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-

Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 48% in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to the Company's restricted lending availability. This decrease of 48% was almost entirely due to a lower volume of products sold.

         Cost of Sales as a percentage of Net Sales, at Ronson Consumer Products increased to 88% in the first quarter of 2009 from 64% in the first quarter of 2008 due primarily to lower volume of products sold and increased material costs. The amount of the Cost of Sales decreased by about 29%. The lower sales volume reduced the cost of sales amount by 25% and a reduction in manufacturing costs by 6% (a substantial portion of which was due to the lower volume of products sold), partially offset by an increase of 2% in the amount of cost of sales due to increased material costs.

         Selling, Shipping and Advertising Expense at Ronson Consumer Products, as a percentage of Net Sales, increased to 37% in the first quarter of 2009 from 27% in the first quarter of 2008 primarily because reduced expenses were more than offset by the lower sales in the first quarter of 2009. Similarly, General and Administrative Expenses, as a percentage of Net Sales, increased to 15% in the first quarter of 2009 as compared to 9% in the first quarter of 2008 primarily because reduced expenses were more than offset by the lower sales in the first quarter of 2009.

Other Items
-----------

         The General and Administrative Expenses increased to $1,191,000 in the first quarter of 2009 from $735,000 in the first quarter of 2008. The increase was primarily because, in the first quarter of 2009, General and Administrative Expenses included consulting fees totaling $345,000 charged by Getzler Henrich & Associates, LLC ("Getzler Henrich"), a corporate turnaround and restructuring firm. In addition, the General and Administrative Expenses included the accrual of a signing bonus to Getzler Henrich of $200,000. Joel Getzler of Getzler Henrich was engaged as Chief Restructuring Officer of the Company on March 30, 2009. The General and Administrative Expenses also included legal expenses related to the Wells Fargo financing of $69,000 in the first quarter of 2009, and $32,000 was charged against Earnings from Discontinued Operations.


         Other-net in the first quarter of 2009 included an accrued forbearance fee to Wells Fargo of $450,000 as a result of the forbearance agreement signed on March 30, 2009. Also, the pension expenses related to the Company's frozen pension plan increased to $143,000 in the first quarter of 2009 from $68,000 in the first quarter of 2008.

Discontinued Operations
-----------------------

         As discussed above, the Company plans to divest Ronson Aviation and has entered into an agreement for the sale of substantially all of the assets of Ronson Aviation. Therefore, the operating results, assets and liabilities of Ronson Aviation have been classified as discontinued in all periods presented.

         The Earnings from Discontinued Operations, Net of Tax, were lower in the first quarter of 2009 at $167,000 as compared to $369,000 in the first quarter of 2008. The reduction was due primarily to lower sales of aircraft fuel and aviation services.

FINANCIAL CONDITION

         The Company's Stockholders' Deficiency increased to $1,437,000 at March 31, 2009 from $94,000 at December 31, 2008. The increase in the Stockholders' Deficiency was primarily due to the Net Loss in the first quarter of 2009. The Company had a deficiency in working capital of $7,304,000 at March 31, 2009, as compared to $3,041,000 at December 31, 2008. The decline in working capital was primarily due to the Loss before Income Taxes of $2,453,000 in the first quarter of 2009 and to the change in classification of $2,088,000 from Long-term Debt to Current Portion of Long-term Debt. This change in classification was because the final due date of the RCPC mortgage loan from Capital One is January 1, 2010.

         On May 15, 2009, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ronson Aviation and Hawthorne TTN Holding, LLC ("Hawthorne") for the sale of substantially all of the assets of the Company's aviation business (other than specified assets including cash and cash equivalents and accounts receivable). The Asset Purchase Agreement provides for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company. Consummation of the transaction is subject to, among other things, Hawthorne obtaining necessary financing to complete the asset purchase, Hawthorne's satisfactory completion of its due diligence review, the Company receiving shareholder approval to complete the transaction and the agreement of Mercer County, New Jersey to the transfer to Hawthorne of the premises used for the Company's fixed base operation as well as other customary closing conditions.

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

         Under cross-default provisions in the Company's mortgage loan from Capital One, the events of default under the Wells Fargo facility are an event of default under the mortgage loan. Capital One has not accelerated any payments under the mortgage loan. At March 31, 2009, the amounts of the outstanding indebtedness to Wells Fargo and Capital One were $4,464,000 and $2,131,000, respectively.

         On March 30, 2009, the Company and RCPC, Ronson Aviation, and Ronson-Canada entered into a forbearance agreement with Wells Fargo, under which Wells Fargo has agreed not to assert existing events of default under the Company's credit facilities with Wells Fargo. The forbearance agreement, as amended, extends through June 12, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the Company breaches the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the Company fails to employ a Chief Restructuring Officer or the Company fails actively to pursue alternative financing or divestiture of the Company's aviation division.

         During the forbearance period, Wells Fargo will make available to the domestic Borrowers an overadvance facility in the amount of up to $500,000 to supplement the Borrowers' credit line, the maximum amount of which has been adjusted to $2.5 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $450,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or payment of all amounts owed to Wells Fargo.

         On March 30, 2009, the Company retained Joel Getzler, of Getzler Henrich & Associates LLC ("Getzler Henrich"), as Chief Restructuring Officer, with responsibility for operations, finance, accounting and related administrative issues, subject to the authority and reporting to the Company's Board of Directors. Getzler Henrich is a corporate turnaround and restructuring firm which, in addition to its operational restructuring focus, is experienced in restructuring, lender/credit relationship management and financing. Mr. Getzler will act as Chief Restructuring Officer for the period during which Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund their cash flow needs. The Company will be obligated for fees and expenses to Getzler Henrich in connection with services provided by Mr. Getzler and his associates. Under the engagement letter, the Company will pay to Getzler Henrich a fee in the amount of $15,000 per week for the services of Mr. Getzler as Chief Restructuring Officer and hourly fees for Mr. Getzler's associates, the aggregate amount of which will not exceed $130,000 for the initial four-week term under the engagement letter. In addition, Getzler Henrich will be entitled to a signing bonus in the amount of $200,000.

         During the term of the engagement letter, payments against accrued amounts, including the signing bonus, will be made to Getzler Henrich in the amount of $10,000 each week. All accrued amounts, together with the amount of $190,000 owed to Getzler Henrich in fees prior to the appointment of Mr. Getzler, will become due upon specified liquidity events, but no later than August 31, 2009, or earlier, if the Company is not in compliance under the engagement letter. All amounts owed to Getzler Henrich are secured by a collateral interest in those assets pledged to Wells Fargo, subordinated to the interest of Wells Fargo. During the term of the engagement letter, payment of salaries, fees, perks and expenses to members of the Company's Board of Directors, including its President and Chief Executive Officer, will be deferred.

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

         Pending consummation of a liquidity transaction, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period. The Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration. In the event of acceleration of its indebtedness to Wells Fargo and its outstanding mortgage loans, as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts. Should the sale of Ronson Aviation be consummated at or near the value agreed to in the Asset Purchase Agreement, the Company will substantially reduce its outstanding debt and improve working capital. However, there can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

         Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at March 31, 2009, the Company's subsidiaries had unused borrowings available at March 31, 2009 of about $69,000 under the Wells Fargo line of credit.

         The Company's Accounts Receivable and Inventories were reduced in the first quarter primarily because the lack of sufficient liquidity substantially reduced the Company's ability to purchase the materials needed for inventory and to fill the orders received from customers.

         The Other Assets increased in the first quarter due to the increased deferred tax assets as a result of the tax benefits of the loss before income taxes.

         The Company's Accounts Payable and the Accrued Expenses increased due primarily to deferred costs of: professional and consulting fees, the Wells Fargo forbearance fee, the Getzler Henrich signing bonus, and certain salaries and benefits.


FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the progress of the Company's plans to divest its aviation division; the continued forbearance of lenders in asserting existing events of default under the Company's credit arrangements; the Company's ability to procure alternative sources of financing; the success of new products; competition; prices of key materials, such as petroleum products; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions relating to pension costs; and other risks that are described herein and that are otherwise described from time to time in the Company's Securities and Exchange Commission reports, including the Company's ability to continue as a going concern. The Company assumes no obligation and does not intend to update these forward-looking statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         There has been no significant change in the Company's exposure to market risk during the first three months of 2009. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.


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

         Management, including the CEO and CFO, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2009, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2009.

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


                                               RONSON CORPORATION



Date:  May 20, 2009                            /s/ Louis V. Aronson II
                                               ---------------------------------
                                               Louis V. Aronson II, President
                                               & Chief Executive Officer

                                               (Signing as Duly Authorized
                                               Officer of the Registrant)



Date:  May 20, 2009                            /s/ Daryl K. Holcomb
                                               ---------------------------------
                                               Daryl K. Holcomb, Vice President,
                                               Chief Financial Officer and
                                               Controller

                                               (Signing as Chief Financial
                                               Officer of the Registrant)