Form 10-Q
period 2009-06-30
RONSON CORP
filed 2009-08-19
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009
                                                 -------------

                          Commission File Number 1-1031
                                                 ------

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


               3 Ronson Road, P.O. Box 3000, Woodbridge, NJ 07095
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 636-2430
================================================================================
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_]    Accelerated filer [_]

Non-accelerated filer   [X]      Smaller reporting company [_]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of June 30, 2009, there were 5,083,539 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------


PART I - FINANCIAL INFORMATION:                                          PAGE
                                                                         ----

       ITEM 1 - FINANCIAL STATEMENTS:

                      CONSOLIDATED BALANCE SHEETS:
                        JUNE 30, 2009 AND DECEMBER 31, 2008                3

                      CONSOLIDATED STATEMENTS OF OPERATIONS:
                        QUARTER ENDED JUNE 30, 2009 AND 2008               4
                        SIX MONTHS ENDED JUNE 30, 2009 AND 2008            5

                      CONSOLIDATED STATEMENTS OF CASH FLOWS:
                        SIX MONTHS ENDED JUNE 30, 2009 AND 2008            6

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     15

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                                 21

       ITEM 4T - CONTROLS AND PROCEDURES                                  21

PART II - OTHER INFORMATION:

        ITEM 6 - EXHIBITS                                                 22

SIGNATURES                                                                23

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                     June 30,      December 31,
                                                       2009           2008 *
                                                   ------------    ------------
                                                    (unaudited)
                   ASSETS
CURRENT ASSETS:
 Other current assets                              $        200    $        191
 Current assets of discontinued operations                4,271           3,917
                                                   ------------    ------------
        TOTAL CURRENT ASSETS                              4,471           4,108
                                                   ------------    ------------

Property, plant and equipment, at cost:
 Buildings and improvements                                  93              93
 Machinery and equipment                                    137             200
                                                   ------------    ------------
                                                            230             293
Less accumulated depreciation and amortization              201             233
                                                   ------------    ------------
                                                             29              60

Other assets                                              2,795           1,864
Other assets of discontinued operations                   8,811           8,805
                                                   ------------    ------------
                                                   $     16,106    $     14,837
                                                   ============    ============
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
 Short-term debt                                   $        300    $        275
 Current portion of long-term debt                            3              11
 Accounts payable                                         1,527             580
 Accrued expenses                                         1,399             439
 Current liabilities of discontinued operations           9,222           5,844
                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES                        12,451           7,149
                                                   ------------    ------------

Long-term debt                                               13              14
Other long-term liabilities                               1,937           1,970
Other long-term liabilities of discontinued
 operations                                               3,553           5,798

STOCKHOLDERS' DEFICIENCY:
 Common stock                                             5,173           5,173
 Additional paid-in capital                              30,006          29,998
 Accumulated deficit                                    (32,785)        (30,893)
 Accumulated other comprehensive loss                    (2,645)         (2,775)
                                                   ------------    ------------
                                                           (251)          1,503
 Less cost of treasury shares                             1,597           1,597
                                                   ------------    ------------
        TOTAL STOCKHOLDERS' DEFICIENCY                   (1,848)            (94)
                                                   ------------    ------------
                                                   $     16,106    $     14,837
                                                   ============    ============

* Reclassified for comparability.

See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (in thousands of dollars, except per share data)
                                   (unaudited)

                                                    Quarter Ended
                                                       June 30,
                                               ------------------------
                                                  2009          2008*
                                               ----------    ----------

NET SALES                                      $       --    $       --
                                               ----------    ----------

Cost and expenses:
 General and administrative                           293           367
 Depreciation and amortization                         15            14
                                               ----------    ----------
                                                      308           381
                                               ----------    ----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST AND OTHER ITEMS                     (308)         (381)
                                               ----------    ----------

Other expense:
 Interest expense                                      15            21
 Other-net                                            137            60
                                               ----------    ----------
                                                      152            81
                                               ----------    ----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                 (460)         (462)

Income tax benefits                                  (194)         (194)
                                               ----------    ----------

LOSS FROM CONTINUING OPERATIONS                      (266)         (268)

Earnings (loss) from discontinued operations
 (net of tax provision (benefit) of $(101)
 and $48)                                            (215)           30
                                               ----------    ----------

NET LOSS                                       $     (481)   $     (238)
                                               ==========    ==========

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Loss from continuing operations                $    (0.05)   $    (0.05)
Earnings (loss) from discontinued operations        (0.04)           --
                                               ----------    ----------
Net loss                                       $    (0.09)   $    (0.05)
                                               ==========    ==========

Diluted:
Loss from continuing operations                $    (0.05)   $    (0.05)
Earnings (loss) from discontinued operations        (0.04)           --
                                               ----------    ----------
Net loss                                       $    (0.09)   $    (0.05)
                                               ==========    ==========


* Reclassified for comparability.


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (in thousands of dollars, except per share data)
                                   (unaudited)

                                                     Six Months Ended
                                                         June 30,
                                               -----------------------------
                                                   2009             2008*
                                               ------------     ------------

NET SALES                                      $         --     $         --
                                               ------------     ------------

Cost and expenses:
 General and administrative                             632              801
 Depreciation and amortization                           30               26
                                               ------------     ------------
                                                        662              827
                                               ------------     ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST AND OTHER ITEMS                       (662)            (827)
                                               ------------     ------------

Other expense:
 Interest expense                                        31               42
 Other-net                                              271              120
                                               ------------     ------------
                                                        302              162
                                               ------------     ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                   (964)            (989)

Income tax benefits                                    (406)            (416)
                                               ------------     ------------

LOSS FROM CONTINUING OPERATIONS                        (558)            (573)

Earnings (loss) from discontinued operations
 (net of tax provision (benefit) of $(836)
 and $108)                                           (1,334)              74
                                               ------------     ------------

NET LOSS                                       $     (1,892)    $       (499)
                                               ============     ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Loss from continuing operations                $      (0.11)    $      (0.11)
Earnings (loss) from discontinued operations          (0.26)            0.01
                                               ------------     ------------
Net loss                                       $      (0.37)    $      (0.10)
                                               ============     ============

Diluted:
Loss from continuing operations                $      (0.11)    $      (0.11)
Earnings (loss) from discontinued operations          (0.26)            0.01
                                               ------------     ------------
Net loss                                       $      (0.37)    $      (0.10)
                                               ============     ============


* Reclassified for comparability.


See notes to consolidated financial statements.

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (in thousands of dollars)
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                         2009           2008*
                                                      ----------     ----------
Cash Flows from Operating Activities:
Net loss                                              $   (1,892)    $     (499)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                30             25
 Stock option expense                                          8             --
 Deferred income tax benefits                             (1,077)          (413)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                   1,898           (153)
  Other non-current assets and other long-term
   liabilities                                               (72)           (10)
 Net change in pension-related accounts                      179             65
 Discontinued operations                                     277            703
                                                      ----------     ----------
          Net cash used in operating activities             (649)          (282)
                                                      ----------     ----------

Cash Flows from Investing Activities:
 Capital expenditures                                         (2)            (5)
 Discontinued operations                                     (22)           (71)
                                                      ----------     ----------
      Net cash used in investing activities                  (24)           (76)
                                                      ----------     ----------


Cash Flows from Financing Activities:
 Proceeds from short-term debt                                25             --
 Payments of short-term debt                                  --            (30)
 Payments of long-term debt                                   (6)            (9)
 Discontinued operations                                     654            413
                                                      ----------     ----------
          Net cash provided by financing activities          673            374
                                                      ----------     ----------

Net increase in cash and cash equivalents                     --             16

Cash and cash equivalents at beginning of period              --             22
                                                      ----------     ----------

Cash and cash equivalents at end of period            $       --     $       38
                                                      ==========     ==========


* Reclassified for comparability.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 FOR THE QUARTER ENDED JUNE 30, 2009 (UNAUDITED)
                 -----------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

       Basis of Financial Statement Presentation - The information as of and for the three and six month periods ended June 30, 2009 and 2008, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

       Going Concern and Management's Response - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2009, the Company had a Loss from Continuing Operations of $558,000 and a Net Loss of $1,892,000 and had a Net Loss of $1,652,000 for the year ended December 31, 2008. At June 30, 2009, the Company had both a deficiency in working capital and a Stockholders' Deficit. In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at June 30, 2009 and December 31, 2008, (refer to Note 3).

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

       On March 30, 2009, the Company and its wholly-owned subsidiaries entered into a forbearance agreement with their principal lender, Wells Fargo Bank, National Association ("Wells Fargo"), under which, as subsequently amended, Wells Fargo has agreed not to assert existing events of default under the Company's credit facilities with Wells Fargo through November 30, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, prior to September 30, 2009, the Company is not party to definitive asset sale agreements, without financing contingencies, covering its consumer products and aviation divisions, respectively.

       During the forbearance period, Wells Fargo will make available to the domestic borrowers an overadvance facility in the amount of up to $1,000,000 to supplement the Company's credit line, the maximum amount of which has been adjusted to $3.0 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $500,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo.

       On May 15, 2009, the Company entered into an agreement to sell substantially all of the assets of Ronson Aviation, Inc. ("Ronson Aviation"), its wholly-owned subsidiary engaged as a fixed-base operator at Trenton-Mercer Airport. Ronson Aviation provides aircraft fueling and servicing, avionics sales, aircraft repairs and maintenance, hangar and office leasing and related services. The Company procured purchasers so as to maximize the value of Ronson Aviation, permit it to satisfy outstanding indebtedness, including to Wells Fargo, and provide working capital to the Company. The Company's objective is to consummate a transaction prior to the end of 2009, subject to obtaining shareholder approval and meeting other conditions contained in the purchase agreement.

       On August 12, 2009, the Company announced that it has entered into a non-binding letter of intent with Zippo Manufacturing Company ("Zippo")for the acquisition of the Company's consumer products division. The consummation of the transaction is subject, among other things, to negotiation of definitive documentation, satisfactory completion by Zippo of its due diligence review of the consumer products division, final approval by the parties' boards of directors and approval by the Company's shareholders, receipt of required third-party consents and various other customary conditions.

       In 2008 and to date in 2009, the Company has taken steps to reduce its costs and expenses. Certain salaries to officers and fees to directors were reduced. The Company's officers accepted reductions in management incentive compensation totaling $79,000 related to operating results in 2007 that had been due to be paid in 2008 and $44,000 in management incentive compensation related to operating results in 2008. In the first half of 2009, the Company reduced its workforce by about 15 persons, or 17% of the Company's staff. The Company reduced the health benefits provided to its employees, and deferred the payment of the Company's contribution to its defined contribution pension plan. In addition, certain employees have temporarily assumed payment of costs of Company vehicles and costs of life and other insurance. All payments to directors of the Company, including officers who are directors, have been deferred. The Company continues to review its costs for additional reductions.

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

       The Company has evaluated events and transactions that occurred between June 30, 2009 and August 19, 2009, which is the date the financial statements were issued, for possible disclosure and recognition in the financial statements. See Note 10 below for subsequent events.

       New Authoritative Accounting Pronouncements - The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Note 2:  PER COMMON SHARE DATA
         ---------------------

       The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                         Quarter Ended June 30,
                            ------------------------------------------------------------------------------
                                             2009                                    2008
                            -------------------------------------    -------------------------------------
                                                          Per                                      Per
                             Earnings                    Share        Earnings                    Share
                              (Loss)        Shares       Amount        (Loss)        Shares       Amount
                            ----------    ----------   ----------    ----------    ----------   ----------
Loss from continuing
  operations                $     (266)        5,084   $     (.05)   $     (268)        5,084   $     (.05)
Earnings (loss) from
  discontinued operations         (215)        5,084         (.04)           30         5,084           --
                            ----------                 ----------    ----------                 ----------

BASIC                       $     (481)        5,084   $     (.09)   $     (238)        5,084   $     (.05)
                            ==========    ==========   ==========    ==========    ==========   ==========
Effect of dilutive
  securities,
   Stock options (1)                              --                                       --
                                          ----------                               ----------
Continuing operations       $     (266)        5,084   $     (.05)   $     (268)        5,084   $     (.05)
Earnings (loss) from
  discontinued operations         (215)        5,084         (.04)           30         5,084           --
                            ----------                 ----------    ----------                 ----------

DILUTED                     $     (481)        5,084   $     (.09)   $     (238)        5,084   $     (.05)
                            ==========    ==========   ==========    ==========    ==========   ==========
                                                       Six Months Ended June 30,
                            ------------------------------------------------------------------------------
                                             2009                                    2008
                            -------------------------------------    -------------------------------------
                                                          Per                                      Per
                             Earnings                    Share        Earnings                    Share
                              (Loss)        Shares       Amount        (Loss)        Shares       Amount
                            ----------    ----------   ----------    ----------    ----------   ----------

Loss from continuing
  operations                $     (558)        5,084   $     (.11)   $     (573)        5,084   $     (.11)
Earnings (loss) from
  discontinued operations       (1,334)        5,084         (.26)           74         5,084          .01
                            ----------                 ----------    ----------                 ----------

BASIC                       $   (1,892)        5,084   $     (.37)   $     (499)        5,084   $     (.10)
                            ==========    ==========   ==========    ==========    ==========   ==========
Effect of dilutive
  securities,
   Stock options (1)                              --                                       --
                                          ----------                               ----------
Continuing operations       $     (558)        5,084   $     (.11)   $     (573)        5,084   $     (.11)
Earnings (loss) from
  discontinued operations       (1,334)        5,084         (.26)           74         5,084          .01
                            ----------                 ----------    ----------                 ----------

DILUTED                     $   (1,892)        5,084   $     (.37)   $     (499)        5,084   $     (.10)
                            ==========    ==========   ==========    ==========    ==========   ==========

         (1) Stock options were anti-dilutive for all the periods presented, and, therefore, were excluded from the computation and reconciliation of Diluted Loss per Common Share for those periods. The number of potentially anti-dilutive securities was 26,000 in the six months ended June 30, 2009.

Note 3:  SHORT-TERM DEBT
         ---------------

       On May 30, 2008, the Company and Ronson Consumer Products Corporation ("RCPC"), Ronson Aviation, and Ronson Corporation of Canada Ltd. ("Ronson Canada") (collectively, the "Borrowers") entered into a secured revolving credit facility with Wells Fargo. The credit facility consisted of (1) a revolving line of credit of up to $4.0 million, now $3.0 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than
(1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

       The term of the credit facility is 60 months. The revolving line of credit had a balance of $2,302,000 at June 30, 2009. This balance has been classified as Current liabilities of discontinued operations on the Company's balance sheets in all periods presented. The revolving line of credit bore interest at 1/2% over the Wells Fargo prime rate (3.25% at June 30, 2009), or, at the Company's option, a portion may bear interest at LIBOR plus 3%.

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

       As a result of the events of default, Wells Fargo increased the interest rate charged on the loans outstanding under the credit agreement by 3%. In addition, in November and December 2008, Wells Fargo reduced the amounts available to be borrowed under the revolving line of credit. In December 2008, Wells Fargo required that the Company engage a consultant to review and monitor the Company's operation and Wells Fargo increased its monitoring of the line of credit.

       On March 30, 2009, the Company, its subsidiaries and Wells Fargo entered into a forbearance agreement, subsequently amended, under which Wells Fargo has agreed not to assert existing events of default under the Company's credit facilities with Wells Fargo through November 30, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, prior to September 30, 2009, the Company is not party to definitive asset sale agreements, without financing contingencies, covering its consumer products and aviation divisions, respectively. During the forbearance period, Wells Fargo will make available to the Company an overadvance facility in the amount of up to $1,000,000 to supplement the Company's credit line, the maximum amount of which has been adjusted to $3.0 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $500,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo.

       In the third quarter of 2008 and first quarter of 2009, the Company's President and CEO provided loans to the Company totaling $300,000, due on demand with interest at the prime rate minus one-half percent (2.75% at June 30, 2009).

Note 4:  LONG-TERM DEBT
         --------------

       In September 2006, RCPC entered into a mortgage loan agreement with Capital One, N.A. ("Capital One"), for $2,200,000. The mortgage loan had a balance of $2,134,000 at June 30, 2009 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. In connection with a waiver of a covenant violation at December 31, 2007 provided to the Company by Capital One, effective April 1, 2008, the interest rate on the mortgage loan was increased to 8.00%, monthly installments were increased to $17,081, the final installment on November 1, 2016, was increased to $1,746,000, and the debt service coverage ratio was modified.

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

       On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the new credit facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500 with a balance of $675,000 as of June 30, 2009, and a Real Estate Term Loan in the original amount of $2,922,500 with a balance of $2,744,000 as of June 30, 2009. The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest. The interest rate for the Equipment Term Loan, originally the prime rate plus .75%, was increased in the fourth quarter 2008, to the prime rate plus 3.75%, effective July 1, 2008. Similarly, the interest rate for the Real Estate Term Loan, originally the prime rate plus 1%, was increased to the prime rate plus 4%, effective July 1, 2008.

       The Wells Fargo and Capital One long-term debt referred to above, as well as other long-term debt, has been classified as Current liabilities of discontinued operations ($2,530,000) and Other long-term liabilities of discontinued operations ($3,167,000) on the Company's balance sheets at June 30, 2009.


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

       The liability for these estimated costs and expenses as recorded in the financial statements at June 30, 2009, and December 31, 2008, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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


Note 6:  INDUSTRY SEGMENTS INFORMATION
         -----------------------------

       The Company had two reportable segments: consumer products and aviation services. As discussed above, on May 15, 2009, the Company entered into an agreement to sell substantially all of the assets of Ronson Aviation. Also, on August 12, 2009, the Company announced that it has entered into a non-binding letter of intent to sell its consumer products segment. Therefore, all operations of the two reportable segments have been classified as discontinued operations in all periods presented.

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

       Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                      Quarter Ended June 30, 2009 and 2008
                      ------------------------------------

                                         Foreign                                       Accumulated
                                        Currency          Net            Prior            Other
                                       Translation      Pension         Service       Comprehensive
                                       Adjustments        Loss            Cost            Loss
                                      ------------    ------------    ------------    ------------
Balance at March 31, 2009             $         (3)   $      2,689    $         27    $      2,713
Current period income                           (4)             --              --              (4)
Recognized as components of
   net periodic benefit cost                    --            (104)             (3)           (107)
Income tax expense                               2              41              --              43
                                      ------------    ------------    ------------    ------------
Balance at June 30, 2009              $         (5)   $      2,626    $         24    $      2,645
                                      ============    ============    ============    ============

Balance at March 31, 2008             $        (32)   $      1,319    $         30    $      1,317
Current Period Income                           (4)             --              --              (4)
Recognized as components of
   net periodic benefit cost                    --             (60)             (3)            (63)
Income tax expense                               1              25               1              27
                                      ------------    ------------    ------------    ------------
Balance at June 30, 2008              $        (35)   $      1,284    $         28    $      1,277
                                      ============    ============    ============    ============
                     Six Months Ended June 30, 2009 and 2008
                     ---------------------------------------

                                         Foreign                                       Accumulated
                                        Currency          Net            Prior            Other
                                       Translation      Pension         Service       Comprehensive
                                       Adjustments        Loss            Cost            Loss
                                      ------------    ------------    ------------    ------------

Balance at December 31, 2008          $         (4)   $      2,752    $         27    $      2,775
Current period income                           (2)             --              --              (2)
Recognized as components of
   net periodic benefit cost                    --            (209)             (4)           (213)
Income tax expense                               1              83               1              85
                                      ------------    ------------    ------------    ------------
Balance at June 30, 2009              $         (5)   $      2,626    $         24    $      2,645
                                      ============    ============    ============    ============

Balance at December 31, 2007          $        (41)   $      1,354    $         32    $      1,345
Current period loss                              9              --              --               9
Recognized as components of
   net periodic benefit cost                    --            (119)             (4)           (123)
Income tax expense (benefit)                    (3)             49              --              46
                                      ------------    ------------    ------------    ------------
Balance at June 30, 2008              $        (35)   $      1,284    $         28    $      1,277
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

       Supplemental disclosures of cash flow information are as follows (in thousands):

                                      Six Months Ended
                                          June 30,
                                    -------------------
                                      2009       2008
                                    --------   --------
Cash Payments for:
     Interest                       $    343   $    297
     Income Taxes                          2         (7)

 Financing & Investing Activities
  Not Affecting Cash: None


Note 9:    RETIREMENT PLANS
           ----------------

       The Company's Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

                             Quarter Ended          Six Month Ended
                                June 30,                June 30,
                          --------------------    --------------------
                            2009        2008        2009        2008
                          --------    --------    --------    --------

    Service cost          $      6    $      5    $     12    $     10
    Interest cost               81          67         163         134
    Expected return on
      plan assets              (39)        (64)        (79)       (129)
   Recognized actuarial
     losses                    104          60         209         120
   Recognized prior
     service cost                1           1           2           2
                          --------    --------    --------    --------

Net pension expense       $    153    $     69    $    307    $    137
                          ========    ========    ========    ========

       Contributions to the pension plan during 2009 paid and expected to be paid are as follows (in thousands):

   Paid in the six months ended June 30, 2009                       $  107
   Expected to be paid in the balance of 2009                          107
                                                                    ------

   Total expected to be paid in the year ending December 31, 2009   $  214
                                                                    ======

       The Company's contributions to the pension plan in the six months ended June 30, 2008 were $71,000.

Note 10:  DISCONTINUED OPERATIONS
          -----------------------

       On May 15, 2009, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ronson Aviation and Hawthorne TTN Holding, LLC ("Hawthorne") for the sale of substantially all of the assets of the Company's aviation business (other than specified assets including cash and cash equivalents and accounts receivable). The Asset Purchase Agreement provides for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company. Consummation of the transaction is subject to, among other things, Hawthorne obtaining necessary financing to complete the asset purchase, Hawthorne's satisfactory completion of its due diligence review, the Company receiving shareholder approval to complete the transaction and the agreement of Mercer County, New Jersey to the transfer to Hawthorne of the premises used for the Company's fixed-base operation as well as other customary closing conditions.

       On August 12, 2009, the Company announced that it has entered into a non-binding letter of intent with Zippo Manufacturing Company ("Zippo")for the acquisition of the Company's consumer products division. The consummation of the transaction is subject, among other things, to negotiation of definitive documentation, satisfactory completion by Zippo of its due diligence review of the consumer products division, final approval by the parties' boards of directors and approval by the Company's shareholders, receipt of required third-party consents and various other customary conditions.

       The operations of Ronson Consumer Products and Ronson Aviation have been classified as discontinued in all periods presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

       Second Quarter 2009 compared to Second Quarter 2008 and First Half 2009 Compared to First Half 2008.

       In March, the Company announced its plan to divest Ronson Aviation, Inc. ("Ronson Aviation"). On May 18, 2009, the Company announced that it has entered into an agreement to sell substantially all of the assets of the wholly-owned subsidiary, Ronson Aviation. On August 12, 2009, the Company announced that it has entered into a non-binding letter of intent to sell substantially all of the assets of Ronson Consumer Products, including both Ronson Consumer Products Corporation ("RCPC") and Ronson Corporation of Canada Ltd. ("Ronson-Canada"). Therefore, the operations of Ronson Consumer Products and Ronson Aviation have been classified as discontinued in the Consolidated Statements of Operations below. The results of continuing operations include only the Company.

       The Company's Loss from Continuing Operations was $(266,000) in the second quarter of 2009 as compared to $(268,000) in the second quarter of 2008. The Company's Loss from Continuing Operations in the first half of 2009 was $(558,000) as compared to $(573,000) in the first half of 2008.

       The Company had a Loss from Discontinued Operations in the second quarter of 2009 of $(215,000) as compared to Earnings from Discontinued Operations of $30,000 in the second quarter of 2008. The Company had a Loss from Discontinued

Operations of $(1,334,000) in the first half of 2009 as compared to Earnings from Discontinued Operations of $74,000 in the first half of 2008.

       The Loss from Discontinued Operations in the second quarter of 2009 included expenses for increased professional fees of $654,000, (about $393,000 net of income taxes) consisting of legal fees, fees related to the Chief Restructuring Officer, other increased fees charged by Wells Fargo, and investment banking expenses. In the first half of 2009, the Company's Loss from Discontinued Operations included a forbearance fees to Wells Fargo of $450,000 (about $270,000 net of income taxes) and the increased professional fees of about $1,246,000 (about $748,000 net of income taxes).

Continuing Operations

       Because the operations of Ronson Consumer Products and Ronson Aviation are classified as discontinued, the Company's continuing operations are the Company's corporate costs and expenses.

       The Company's General and Administrative Expenses were reduced in the second quarter of 2009 to $293,000 from $367,000 in the second quarter of 2008 and were reduced to $632,000 in the first half of 2009 from $801,000 in the first half of 2008. These reductions were primarily due to reductions in personnel costs due to staff reductions and salary reductions in the first quarter of 2009.

       The Other-net included increased pension expenses related to the Company's frozen pension plan of $143,000 and $286,000 in the second quarter and first half of 2009, respectively, as compared to $68,000 and $137,000 in the second quarter and first half of 2008, respectively.

Discontinued Operations

       As discussed above, the Company's discontinued operations include the operations of Ronson Consumer Products and Ronson Aviation.

       The Company had a Loss from Discontinued Operations in the second quarter of 2009 of $(215,000), net of income tax benefits of $101,000, as compared to Earnings from Discontinued Operations of $30,000, net of income tax expenses of $48,000 in the second quarter of 2008. The Loss from Discontinued Operations in the second quarter of 2009 included increased costs of about $654,000 in professional fees related to the Wells Fargo forbearance agreement, fees of Getzler Henrich & Associates LLC ("Getzler Henrich") related to the Company's retention of Mr. Joel Getzler of Getzler Henrich as the Company's Chief Restructuring Officer, and investment banking expenses related to the Company's divestiture of Ronson Consumer Products.

       Similarly, the Company had a Loss from Discontinued Operations in the first half of 2009 of $(1,334,000), net of income tax benefits of $836,000, as compared to Earnings from Discontinued Operations in the first half of 2008 of $74,000, net of income tax expenses of $108,000. The Loss from Discontinued Operations in the first half of 2009 included increased costs of about $1,696,000 in the following: professional fees related to the Wells Fargo forbearance agreement, a forbearance fee earned by Wells Fargo of $450,000, fees of Getzler Henrich, and investment banking expenses related to the Company's divestiture of Ronson Consumer Products.

       The Losses from Discontinued Operations in the second quarter and first half of 2009 were also due to reduced sales of the Company's consumer products at Ronson Consumer Products in the first quarter of 2009 and to lower sales of aircraft fuel and aviation services at Ronson Aviation in the first half of 2009.


FINANCIAL CONDITION

       The Company's Stockholders' Deficiency increased to $1,848,000 at June 30, 2009 from $94,000 at December 31, 2008. The increase in the Stockholders' Deficiency was primarily due to the Net Loss in the first half of 2009. The Company had a deficiency in working capital of $7,980,000 at June 30, 2009, as compared to $3,041,000 at December 31, 2008. The decline in working capital was primarily due to the Loss before Income Taxes of $3,134,000 in the first half of 2009 and to the change in classification of $2,088,000 from Long-term Debt to Current Portion of Long-term debt. This change in classification was because the final due date of the RCPC mortgage loan from Capital One is now January 1, 2010.

       On May 15, 2009, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ronson Aviation and Hawthorne TTN Holding, LLC ("Hawthorne") for the sale of substantially all of the assets of the Company's aviation business (other than specified assets including cash and cash equivalents and accounts receivable). The Asset Purchase Agreement provides for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company. Consummation of the transaction is subject to, among other things, Hawthorne obtaining necessary financing to complete the asset purchase, Hawthorne's satisfactory completion of its due diligence review, the Company receiving shareholder approval to complete the transaction and the agreement of Mercer County, New Jersey to the transfer to Hawthorne of the premises used for the Company's fixed-base operation as well as other customary closing conditions.

       On August 12, 2009, the Company announced that it had entered into a non-binding letter of intent with Zippo Manufacturing Company ("Zippo") for the acquisition of substantially all of the assets of Ronson Consumer Products as well as intellectual property of the Company. The consummation of the transaction is subject, among other things, to negotiation of definitive documentation, satisfactory completion by Zippo of its due diligence review of Ronson Consumer Products, final approval by the parties' boards of directors, approval by the Company's shareholders, receipt of required third-party consents and various other customary conditions.

       Previously, July 22, 2009, the Company had announced that it had executed a non-binding letter of intent to sell Ronson Consumer Products, as well as the related intellectual property owned by the Company, to a European manufacturer of pocket and utility lighters. Details and financial terms were not announced pending negotiation of definitive documentation, which was subject, among other things, to the satisfactory completion of the purchaser's due diligence review of Ronson Consumer Products. In addition to definitive documentation, the consummation of the transaction would have been subject to final approval by the parties' boards of directors and approval by the Company's shareholders, receipt of required third-party consents and various other customary conditions. However, as previously disclosed, August 6, 2009, the

Company was served with a lawsuit in the United States District Court for the Western District of Pennsylvania by Zippo regarding the Company's execution of the non-binding letter of intent with the European purchaser regarding its proposed purchase of Ronson Consumer Products. Zippo claimed that the Company breached alleged obligations to Zippo by accepting the bid of the European purchaser in lieu of Zippo's bid, and sought to enjoin the Company from negotiating the sale with any party other than Zippo. Following the filing of Zippo's suit, the European purchaser with whom the Company had been in discussions withdrew its proposal. Subsequently, August 12, 2009, after discussions with the Company, Zippo dismissed its lawsuit without prejudice and the parties entered into the non-binding letter of intent described above. Most recently, the European purchaser has demanded amounts aggregating $200,000 to cover its legal fees and expenses associated with its participation in the sale process.

       In November 2008, Wells Fargo advised the Company and its subsidiaries that Events of Default under the Credit Agreement had occurred. These events of default included the Company's not meeting financial covenants as follows: 1) the minimum Tangible Net Worth as of September 30, 2008, 2) the minimum Net Income for the nine months ended September 30, 2008, and 3) the minimum Net Cash Flow for the nine months ended September 30, 2008, and the Company's not meeting all of the requirements of the Post-Closing Agreement dated May 30, 2008. As a result of the events of default, Wells Fargo increased the interest rate charged on the loans outstanding under the credit agreement by 3% assessed retroactively to July 1, 2008.

       On February 20, 2009, the Company received from Wells Fargo additional notification of Wells Fargo's reservation of rights and remedies relating to previously disclosed events of default which would permit Wells Fargo to accelerate the Company's outstanding indebtedness owed to Wells Fargo. These events of default extend to maintaining financial covenant compliance relating to minimum net income, net cash flow and tangible net worth requirements of the Company's last completed fiscal quarter, failure to obtain certain waivers and other agreements with third parties required under the credit facility, and failure to meet certain financial reporting due dates. Wells Fargo instituted certain restrictions and reduced loan availability and required the Company to engage a consultant to review its operations and cash requirements, but did not accelerate any payments under the credit facility and has continued to lend to the Company.

       Under cross-default provisions in the Company's mortgage loan from Capital One, the events of default under the Wells Fargo facility are an event of default under the mortgage loan. Capital One has not accelerated any payments under the mortgage loan. At June 30, 2009, the amounts of the outstanding indebtedness to Wells Fargo and Capital One were $5,721,000 and $2,134,000, respectively.

       On March 30, 2009, the Company and RCPC, Ronson Aviation, and Ronson-Canada entered into a forbearance agreement with Wells Fargo, under which Wells Fargo has agreed not to assert existing events of default under the Company's credit facilities with Wells Fargo. The forbearance agreement, as amended, extends through November 30, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the Company breaches the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the Company fails to employ a Chief Restructuring Officer or if, prior to September 30, 2009, the Company is not a party to definitive asset sale agreements, without financing contingencies, covering each of Ronson Consumer Products and Ronson Aviation.

       During the forbearance period, Wells Fargo will make available to the domestic Borrowers an overadvance facility in the amount of up to $1,000,000 to supplement the Borrowers' credit line, the maximum amount of which has been adjusted to $3.0 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $500,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or payment of all amounts owed to Wells Fargo.

       On March 30, 2009, the Company retained Joel Getzler of Getzler Henrich as Chief Restructuring Officer, with responsibility for operations, finance, accounting and related administrative issues, subject to the authority and reporting to the Company's Board of Directors. Getzler Henrich is a corporate turnaround and restructuring firm which, in addition to its operational restructuring focus, is experienced in restructuring, lender/credit relationship management and financing. Mr. Getzler acts as Chief Restructuring Officer for the period during which Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund its cash flow needs. The Company will be obligated for fees and expenses to Getzler Henrich in connection with services provided by Mr. Getzler and his associates. Under the engagement letter, the Company will pay to Getzler Henrich a fee in the amount of $15,000 per week for the services of Mr. Getzler as Chief Restructuring Officer and, in addition, hourly fees for his associates, the aggregate amount of which was not to exceed $130,000 for the initial four-week term (which ended on April 25, 2009) under the engagement letter. Since that date of April 25, 2009, Getzler Henrich has continued to limit its invoices to the same rate of $32,500 per week, including the $15,000 weekly fee for Mr. Getzler's services as Chief Restructuring Officer. In addition, Getzler Henrich will be entitled to a signing bonus in the amount of $200,000.

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

       In 2008 and to date in 2009, the Company has taken steps to reduce its costs and expenses. Certain salaries to officers were reduced. The Company's officers accepted reductions in management incentive compensation totaling $79,000 related to operating results in 2007 that had been due to be paid in 2008 and $44,000 in management incentive compensation related to operating results in 2008. In the first quarter of 2009, the Company reduced its workforce by about 15 persons, or 17% of the Company's staff. The Company reduced certain of the health benefits provided to its employees, and the Company deferred payment of the Company's contribution to its defined contribution pension plan. In addition, certain employees have temporarily assumed payment of costs of Company vehicles and costs of life and other insurance. All payments to directors of the Company, including officers who are directors, have been deferred. The Company continues to review its costs and expenses in order to implement additional reductions.

       Pending consummation of the above transactions, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period. The Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration. In the event of acceleration of its indebtedness to Wells Fargo and its outstanding mortgage loans, as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts. There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans within its anticipated time frame.

       Based on the amount of the loans outstanding and the levels of accounts receivable and inventory and the available overadvance facility at June 30, 2009, the Company's subsidiaries had unused borrowings available at June 30, 2009 of about $157,000 under the Wells Fargo line of credit.

       The Company's Current Assets of Discontinued Operations increased in the first half of 2009 primarily because accounts receivable increased at June 30, 2009, as compared to at December 31, 2008.

       The Current Liabilities of Discontinued Operations increased in the first half of 2009 primarily due: 1) to the classification of $2,088,000 of the Capital One mortgage as a current liability because of its final due date, 2) to increased short-term debt to Wells Fargo as a result of the overadvance facility in the forbearance agreement, and 3) to increased accounts payable due to timing of purchases and payments.

       The Other Assets increased in the first half of 2009 due to the increased deferred tax assets as a result of the tax benefits of the losses before income taxes.

       The Company's Accounts Payable and the Accrued Expenses increased due primarily to deferred costs of: professional and consulting fees, the Wells Fargo forbearance fee, the Getzler Henrich signing bonus, and certain salaries and benefits.


FORWARD-LOOKING STATEMENTS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the progress of the Company's plans to divest its aviation division and its consumer products division; the continued forbearance of lenders in asserting existing events of default under the Company's credit arrangements; the Company's ability to procure alternative sources of financing; the success of new products; competition; prices of key materials, such as petroleum products; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions relating to pension costs; and other risks that are described herein and that are otherwise described from time to time in the Company's Securities and Exchange Commission reports, including the Company's ability to continue as a going concern. The Company assumes no obligation and does not intend to update these forward-looking statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

       There has been no significant change in the Company's exposure to market risk during the first six months of 2009. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.


ITEM 4T - CONTROLS AND PROCEDURES
          -----------------------

       a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Restructuring Officer ("CRO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were adequate, are designed to ensure that material information related to the Company (including its consolidated subsidiaries) would be made known to the above officers, are effective and provide reasonable assurance that they will meet their objectives.

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

       The Company's management, including the CRO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

       Management, including the CRO and CFO, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2009, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring

Organization of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2009.

       This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

       b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls in the second fiscal quarter or subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                                             RONSON CORPORATION



Date:  August 19, 2009                       /s/ Joel Getzler
                                             ---------------------------------
                                             Joel Getzler
                                             Chief Restructuring Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)



Date:  August 19, 2009                        /s/ Daryl K. Holcomb
                                             ---------------------------------
                                             Daryl K. Holcomb, Vice President,
                                             Chief Financial Officer and
                                             Controller

                                             (Signing as Chief Financial
                                             Officer of the Registrant)