Form 10-K/A
period 2008-12-31
RONSON CORP
filed 2009-11-23
CIK 84919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________.

                           Commission File No. 1-1031

                               RONSON CORPORATION
             ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                            22-0743290
            -----------------------     ------------------------------------
            (State of incorporation)    (I.R.S. Employer Identification No.)

            3 RONSON ROAD, P.O. BOX 3000, WOODBRIDGE, N.J.           07095
            ----------------------------------------------        ----------
            (Address of principal executive office)               (Zip Code)

            Registrant's telephone number     (732) 636-2430
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

                                EXPLANATORY NOTE

         Ronson Corporation (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K (this "Form 10-K/A") for the fiscal year ended December 31, 2008 (the "2008 10-K"), which was originally filed on April 15, 2009, to address comments from the staff (the "Staff") of the Securities and Exchange Commission in connection with the Staff's regular periodic review of the Company's filings. As a result of comments received from the Staff, the Company has reevaluated its classification of debt and has determined that the Company should restate its consolidated financial statements for the year ended December 31, 2008 included in our 2008 10-K to reclassify certain Long-Term Debt as Current Liabilities and to make corresponding revisions to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's independent accounting firm has also reissued their "Report of Independent Registered Public Accounting Firm" in connection with the restatements, which is included with the consolidated financial statements. In addition, this Form 10-K/A also includes the restatement of selected financial data included in Item 6, revision of Item 9A - Controls and Procedures and revision of the Section 302 Certifications included as Exhibit 31; Section 302 Certifications and the Section 906 Certification, included as Exhibit 32, are currently dated.

         Except as discussed above, the Company has not modified or updated disclosures presented in the 2008 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2008 10-K or modify or update those disclosures affected by subsequent events or discoveries and information contained in the 2008 10-K and not affected by these restatements and reclassifications are unchanged. Events occurring after the filing of the 2008 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the 2008 10-K.

         This Form 10-K/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the 2008 10-K, including any amendments to those filings.

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

            Decreased unit volume of products sold           (8)%
            Increased unit costs of products sold *           6 %
            Increased manufacturing costs                     2 %
            Inventory write-down                              3 %
                                                             ----
            Total increase in amount of Cost of Sales         3 %
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

Ronson Aviation
---------------
 (in thousands)
                                                       Year Ended December 31,
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

            Interest Expense at Ronson Aviation increased to $207,000 in 2008 from $44,000 in 2007. In 2006 and through November 2007, Ronson Aviation capitalized much of its interest cost as part of the cost of construction of its new 19,200 sq. ft. hangar. The hangar was placed in service in November 2007 and, accordingly,the interest costs are no longer being capitalized. The interest expense at Ronson Aviation in 2008 included increased interest expense of $48,000 due to the default rate charged by Wells Fargo.

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

            The Nonrecurring Loss on Extinguishment of Debt of $145,000 in 2008 ($93,000 at Ronson Consumer Products and $52,000 at Ronson Aviation) was the result of repayment of Short-term Debt and Long-term Debt with the new Wells Fargo financing on May 30, 2008. The Nonrecurring Loss on Extinguishment of Debt was composed of the following:

Unamortized balance of deferred financing costs          $106,000
Early termination fee paid to CIT Group/Commercial
    Services, Inc.                                         31,000
Difference between book value of Long-term Leases with
    Bank of America Leasing and payoff amount               3,000
Legal fees and other                                        5,000
                                                         --------
    Total                                                $145,000
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

            Decreased unit volume of products sold       (18)%
            Increased unit costs of products sold *        4 %
            Decreased manufacturing costs                 (2)%
                                                         -----
            Total decrease in amount of Cost of Sales    (16)%
                                                         =====

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

            Current income taxes in the years ended December 31, 2008, 2007, and 2006, were presented net of credits of $24,000, $17,000, and $17,000, respectively, arising from the utilization of available tax losses and loss carryforwards in accordance with SFAS #109. In 2008, 2007 and 2006, current income tax expenses (benefits) were as follows (in thousands):

                                           Year Ended December 31,
                                            2008   2007    2006
                                            ----   ----    ----
                Federal                     $ --   $ (1)   $ --
                State                         10     13      20
                Foreign                        9     (5)     72
                                            ----   ----    ----
                          Total             $ 19   $  7    $ 92
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

            The Company had a deficiency in working capital of $8,337,000 at December 31, 2008, as compared to a deficiency of $2,436,000 at December 31, 2007. The increase of $5,901,000 in the working capital deficiency was primarily due to the Loss Before Income Taxes in 2008 of $2,684,000 and by the classification as current of $3,208,000 of the Wells Fargo term loans and the $2,088,000 of the Capital One mortgage loan (refer to Note 4 of the Notes to Consolidated Financial Statements).

            The Company's independent registered public accountants report on the Company's financial statements for the year ended December 31, 2008, includes a statement that there is substantial doubt about the Company's ability to continue as a going concern. The Company has incurred losses from operations and has a Stockholders' Deficiency and a working capital deficiency. (Refer to Note 1 to Consolidated Financial Statements on Going Concern and Managements' Response.)

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

            In November 2008, Wells Fargo advised the Company and its subsidiaries that Events of Default under the Credit Agreement had occurred. These events of default included the Company's not meeting financial covenants and the Company's not meeting all of the requirements of the Post-Closing Agreement dated May 30, 2008. The revolving credit facility with Wells Fargo required the Company, for the quarter ended September 30, 2008, to maintain Tangible Net Worth (Deficit) (as defined in the facility) of not less than $(1,500,000), to achieve Net Income (Loss) (as defined in the facility) for the period from January 1, 2008 to such date of not less than $(437,000) and to achieve Net Cash Flow (as defined in the facility) for the period from January 1, 2008 to such date of $(280,000). The Company's actual performance for the quarter resulted in:

      o Tangible Net Worth (Deficit) of $(2,576,000) (consisting of Book Net Worth (Deficit) of $2,556,000 minus Intangible Assets of $4,673,000, as defined in the facility);

      o Net Income (Loss) for the nine-month period of $(986,000) (consisting of net income from continuing operations, including extraordinary losses but excluding extraordinary gains);

      o Net Cash Flow for the nine-month period of $(680,000) (consisting of Net Income, plus depreciation and amortization of $561,000 and periodic pension expense of $208,000, plus write off of deferred loan costs of $145,000, minus unfinanced capital expenditures of $106,000, pension plan payments of $110,000 and current maturities of long-term debt of $392,000, as defined in the facility).

            Accordingly, the Company was not in compliance with its covenants to Wells Fargo as of September 30, 2008, regarding Tangible Net Worth, Net Income and Net Cash Flow. As a result of the events of default, Wells Fargo increased the interest rate charged on the loans outstanding under the credit agreement by 3%. These increases were assessed retroactively to July 1, 2008.

            The revolving credit facility with Wells Fargo required the Company, for the quarter ended December 31, 2008, to maintain Tangible Net Worth (Deficit) (as defined in the facility) of not less than $(1,150,000), to achieve Net Income (Loss) (as defined in the facility) for the period from January 1, 2008 to such date of not less than $(50,000) and to achieve Net Cash Flow (as defined in the facility) for the period from January 1, 2008 to such date of $50,000. The Company's actual performance for the quarter resulted in:

      o Tangible Net Worth (Deficit) of $(5,583,000) (consisting of Book Net Worth (Deficit) of $(94,000) minus Intangible Assets of $5,759,000, as defined in the facility);

      o Net Income (Loss) for the twelve-month period of $(1,652,000) (consisting of net income from continuing operations, including extraordinary losses but excluding extraordinary gains);

      o Net Cash Flow for the twelve-month period of $(1,275,000) (consisting of Net Income, plus depreciation and amortization of $761,000 and periodic pension expense of $277,000, plus write off of deferred loan costs of $145,000, minus unfinanced capital expenditures of $135,000, pension plan payments of $155,000 and current maturities of long-term debt of $516,000, as defined in the facility).

            Accordingly, the Company was not in compliance with its covenants to Wells Fargo as of December 31, 2008, regarding Tangible Net Worth, Net Income and Net Cash Flow.

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

            As a result of the Events of the Default under the Wells Fargo agreement discussed above and the likelihood that the Company would not attain compliance with the Wells Fargo financial covenants within one year, the long-term portion of the Equipment Term Loan ($578,000) and the long-term portion of the Real Estate Term Loan ($2,630,000) have been included in the Current Portion of Long-term Debt. Under cross default provision of the Capital One mortgage loan agreement, these events of default under the Wells Fargo agreement could result in an event of default under the Capital One mortgage agreement. Therefore, the portion of the loan due after December 31, 2008, $2,088,000, has also been included in the Current Portion of Long-term Debt.

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

            Based on the amount of the loans outstanding and levels of accounts receivable and inventory at December 31, 2008, the Company's subsidiaries had unused borrowings available at December 31, 2008, of about $135,000 under the Wells Fargo line of credit described above, of which approximately $70,000 was utilized on January 2, 2009 to meet the debt service requirements and fees of Wells Fargo.

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

            The Company's capital commitments including long-term debt and leases are discussed more fully in Notes 4 and 5 of the Notes to Consolidated Financial Statements. A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

                                           Payments Due by Period
                                           ----------------------
Contractual                           Less than     2-3        4-5       After
Obligations                  Total      1 Year     Years      Years     5 Years
                            --------   --------   --------   --------   --------

Long-term debt              $  5,890   $  5,750   $     83   $     57   $     --
Capital lease obligations         35         17         18         --         --
Operating leases               1,110        436        477        197         --
Other long-term
    obligations (1)            1,266      1,266         --         --         --
Total contractual
    obligations             $  8,301   $  7,469   $    578   $    254   $     --

Pension obligations (2)                $    242   $    927   $    558

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

            The Company's CEO and CFO reviewed whether the restatement of the Company's consolidated financial statements for the fiscal year ended December 31, 2008, as described in the Explanatory Note above and Note 17 to the consolidated financial statements, affected their conclusions that the Company's disclosure controls and procedures, as of December 31, 2008, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our CEO and CFO noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our CEO and CFO to allow timely decisions regarding required disclosure. Rather, the restatements resulted from an interpretation of the guidance provided in Emerging Issues Task Force Statement 86-30 that resulted in the incorrect classification of certain liabilities as long-term when they properly should have been classified as current. Therefore, based on that review, the Company's management, including the CEO and CFO determined that its prior conclusions, that the Company's disclosure controls and procedures were effective as of December 31, 2008, had not changed.

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

                               RONSON CORPORATION



                                         RONSON CORPORATION

Dated: November 20, 2009          By:   /s/ Louis V. Aronson II
                                        ------------------------
                                        Louis V. Aronson II, President &
                                        Chief Executive Officer and Director

Dated: November 20, 2009          By:   /s/ Daryl K. Holcomb
                                        --------------------
                                        Daryl K. Holcomb, Vice President,
                                        Chief Financial Officer & Controller

Dated: November 20, 2009          By:   /s/ Erwin M. Ganz
                                        -----------------
                                        Erwin M. Ganz, Treasurer,
                                        Assistant Secretary and Director

Dated: November 20, 2009          By:   /s/ Justin P. Walder
                                        --------------------
                                        Justin P. Walder, Secretary and
                                        Director

Dated: November 20, 2009          By:   /s/ Barbara L. Collins
                                        ----------------------
                                        Barbara L. Collins, Director

Dated: November 20, 2009          By:   /s/ Edward E. David
                                        -------------------
                                        Edward E. David, Director

Dated: November 20, 2009          By:   /s/ John H. Bess
                                        ----------------
                                        John H. Bess, Director

Dated: November 20, 2009          By:   /s/ Gerard J. Quinnan
                                        ---------------------
                                        Gerard J. Quinnan, Director

RONSON CORPORATION FIVE-YEAR SELECTED FINANCIAL DATA
----------------------------------------------------

Dollars in thousands (except per share data)

                                        2008       2007         2006       2005        2004
                                        ----       ----         ----       ----        ----
Net sales                            $ 24,187    $ 26,246    $ 29,244   $ 26,563    $ 28,483

Earnings (loss) from continuing
   operations                        $ (1,652)   $   (597)   $     67   $   (333)   $    193

Total assets                         $ 14,837    $ 15,401    $ 14,720   $ 12,654    $ 13,942

Long-term obligations                $  2,486    $  3,790    $  4,020   $  2,717    $  2,898

Per common share (1,2):
   Earnings (loss) from continuing
      operations:
      Basic                          $  (0.32)   $  (0.12)   $   0.01   $  (0.07)   $   0.04
      Diluted                        $  (0.32)   $  (0.12)   $   0.01   $  (0.07)   $   0.04

   Cash dividends declared (3)       $     --    $     --    $     --   $   0.02    $   0.03


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

As discussed in Note 17 to the consolidated financial statements, these statements have been restated.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
April 15, 2009
Except as to the restatement discussed in Note 17 of the consolidated financial statements, which is as of November 18, 2009

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     ---------------------------
     Dollars in thousands


                                     ASSETS
                                     ------
                                                               December 31,
                                                             -----------------
                                                              2008      2007
                                                              ----      ----

CURRENT ASSETS:
Cash and cash equivalents ................................   $    84   $    78
Accounts receivable, less allowances for doubtful accounts
   of: 2008, $56 and 2007, $67 ...........................     1,288     1,743
Inventories:
   Finished goods ........................................     1,382     2,106
   Work in process .......................................        22        45
   Raw materials .........................................       435       925
                                                             -------   -------
                                                               1,839     3,076

Other current assets .....................................       897     1,291
                                                             -------   -------
                  TOTAL CURRENT ASSETS ...................     4,108     6,188


PROPERTY, PLANT AND EQUIPMENT:
Land .....................................................         6         6
Buildings and improvements ...............................     8,802     8,812
Machinery and equipment ..................................     6,947     6,875
Construction in progress .................................       126       125
                                                             -------   -------
                                                              15,881    15,818

Less accumulated depreciation and amortization ...........    10,038     9,500
                                                             -------   -------
                                                               5,843     6,318



OTHER ASSETS .............................................     4,886     2,895
                                                             -------   -------
                                                             $14,837   $15,401
                                                             =======   =======

         See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     ---------------------------
     Dollars in thousands (except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                          December 31,
                                                                 ----------------------------
                                                                      2008            2007
                                                                      ----            ----
   CURRENT LIABILITIES:
   Short-term debt ..........................................    $     1,747    $      3,126
   Current portion of long-term debt ........................          5,750             423
   Current portion of lease obligations .....................             13             242
   Accounts payable .........................................          2,902           3,086
   Accrued expenses .........................................          2,033           1,747
                                                                 -----------    ------------
                     TOTAL CURRENT LIABILITIES ..............         12,445           8,624

   LONG-TERM DEBT ...........................................            140           3,097
   LONG-TERM LEASE OBLIGATIONS ..............................             19             457
   OTHER LONG-TERM LIABILITIES ..............................          2,327             236

   COMMITMENTS AND CONTINGENCIES ............................             --              --

   STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 5,000,000 shares

   Common stock, par value $1
                                       2008            2007
                                      -----            -----
      Authorized shares ..........   11,848,106      11,848,106
      Reserved shares ............       25,513          11,026
      Issued (including treasury).    5,172,577       5,172,577        5,173           5,173
   Additional paid-in capital ...............................         29,998          29,997
   Accumulated deficit ......................................        (30,893)        (29,241)
   Accumulated other comprehensive loss .....................         (2,775)         (1,345)
                                                                 ------------   ------------
                                                                       1,503          4,584
   Less cost of treasury shares:
       2008 and 2007, 89,038 ................................          1,597           1,597
                                                                 ------------   ------------
                     TOTAL STOCKHOLDERS' EQUITY .............            (94)          2,987
                                                                 ------------   ------------
                                                                 $    14,837    $     15,401
                                                                 ============   ============

         See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS
      -------------------------------------
      Dollars in thousands (except per share data)

                                                                       Year Ended December 31,
                                                        --------------------------------------------------
                                                              2008              2007             2006
                                                              ----              ----             ----
   NET SALES .....................................      $     24,187       $     26,246       $     29,244
                                                        ------------       ------------       ------------

   Cost and expenses:
       Cost of sales .............................            18,053             18,075             19,807
       Selling, shipping and advertising .........             3,373              3,642              3,714
       General and administrative ................             3,566              3,900              4,014
       Depreciation and amortization .............               622                591                616
                                                        ------------       ------------       ------------
                                                              25,614             26,208             28,151
                                                        ------------       ------------       ------------
   EARNINGS (LOSS) BEFORE INTEREST AND
       OTHER ITEMS ...............................            (1,427)                38              1,093
                                                        ------------       ------------       ------------

   Other expense:
       Interest expense ..........................               671                533                476
       Nonrecurring loss on extinguishment of debt               145                 --                 --
       Other-net .................................               441                339                328
                                                        ------------       ------------       ------------
                                                               1,257                872                804
                                                        ------------       ------------       ------------

   EARNINGS (LOSS) BEFORE INCOME TAXES ...........            (2,684)              (834)               289

   Income tax provision (benefits) ...............            (1,032)              (237)               222
                                                        ------------       ------------       ------------

   NET EARNINGS (LOSS) ...........................      $     (1,652)      $       (597)      $         67
                                                        ============       ============       ============

   NET EARNINGS (LOSS) PER COMMON SHARE:


   Basic .........................................      $      (0.32)      $      (0.12)      $       0.01
                                                        ============       ============       ============

   Diluted .......................................      $      (0.32)      $      (0.12)      $       0.01
                                                        ============       ============       ============

                 See notes to consolidated financial statements.

 RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2008, 2007 and 2006
       Dollars in thousands

                                                                                 Accumulated                               Compre-
                                                          Additional                 Other      Treasury                   hensive
                                                Common     Paid-in   Accumulated Comprehensive   Stock                     Income
                                                Stock      Capital     Deficit       Loss      (at cost)     Total         (Loss)
                                              --------    --------   ---------    --------     ---------  ----------      ----------
      Balance at December 31, 2005            $ 5,088     $ 30,069   $ (28,711)   $ (1,545)    $ (1,597)  $    3,304
                                              --------    --------   ---------    --------     ---------  ----------

      Net  earnings - 2006                                                  67                                   67       $      67
                                                                                                                          ----------
      Translation adjustment, net of tax                                                                                        (48)
      Other comprehensive loss on swap                                                                                          (13)
      Pensions, net of tax                                                                                                      356
                                                                                                                          ----------
      Other comprehensive  income                                                      295                      295             295
                                                                                                                          ----------
      Comprehensive income                                                                                                $     362
                                                                                                                          =========
      Adjustment to initially apply FASB
           Statement No. 158, net of tax                                               (39)                     (39)
      Shares issued for:
           Stock options exercised                 56           (9)                                              47
      Stock option purchased                                   (48)                                             (48)
                                              --------    --------   ---------    --------     ---------  ----------
      Balance at December 31, 2006              5,144       30,012     (28,644)     (1,289)      (1,597)      3,626
                                              --------    --------   ---------    --------     ---------  ----------

      Net  loss - 2007                                                    (597)                                (597)      $    (597)
                                                                                                                          ----------
      Translation adjustment, net of tax                                                                                         28
      Pensions, net of tax                                                                                                      (91)
      Pensions, PSC, net of tax                                                                                                   7
                                                                                                                          ----------
      Other comprehensive  loss                                                        (56)                     (56)            (56)
                                                                                                                          ----------
      Comprehensive loss                                                                                                  $    (653)
                                                                                                                          ==========
      Shares issued for:
           Stock options exercised                 29           (3)                                              26
      Stock option purchased                                   (24)                                             (24)
      Stock option expense                                      12                                               12
                                              --------    --------   ----------   ---------    ---------  ----------
      Balance at December 31, 2007              5,173       29,997     (29,241)     (1,345)      (1,597)      2,987
                                              --------    --------   ----------   ---------    ---------  ----------

      Net  loss - 2008                                                  (1,652)                              (1,652)      $  (1,652)
                                                                                                                          ----------
      Translation adjustment, net of tax                                                                                        (37)
      Pensions, net of tax                                                                                                   (1,398)
      Pensions, PSC, net of tax                                                                                                   5
                                                                                                                          ----------
      Other comprehensive  loss                                                     (1,430)                  (1,430)         (1,430)
                                                                                                                          ----------
      Comprehensive loss                                                                                                  $  (3,082)
                                                                                                                          ==========
      Stock option expense                                       1                                                1
                                              --------    --------   ---------    ---------    ---------  ----------
      Balance at December 31, 2008            $ 5,173     $ 29,998   $ (30,893)   $ (2,775)    $ (1,597)  $     (94)
                                              =======     ========   =========    ========     ========   ==========


                                        SHARE ACTIVITY
                                    ----------------------

                                      Common      Treasury
                                      Stock        Stock
                                    ----------   ---------
     Balance at December 31, 2005   5,088,216      89,038
     Shares issued for:
          Stock options exercised      55,883
                                    ---------   ---------
     Balance at December 31, 2006   5,144,099      89,038
     Shares issued for:
          Stock options exercised      28,478
                                    ---------   ---------
     Balance at December 31, 2007   5,172,577      89,038
     Shares issued for:
          Stock options exercised
                                    ---------   ---------
     Balance at December 31, 2008   5,172,577      89,038
                                    =========   =========

                 See notes to consolidated financial statements.

RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES


  CONSOLIDATED STATEMENTS OF CASH FLOWS
  -------------------------------------
  Dollars in thousands

                                                                           Year Ended December 31,
                                                                     ----------------------------------
                                                                      2008         2007           2006
                                                                      ----         ----           ----
   Cash Flows from Operating Activities:
   Net earnings (loss) .......................................      $(1,652)      $  (597)      $    67
   Adjustments to reconcile net earnings (loss)
       to net cash provided by (used in) operating activities:
       Depreciation and amortization .........................          761           740           656
       Stock option expense ..................................            1            12            --
       Deferred income tax provision (benefits) ..............       (1,051)         (244)          130
       Write-off previously deferred loan costs ..............          106            --            --
       Net changes in assets and liabilities:
          Accounts receivable ................................          418           144           (49)
          Inventories ........................................        1,237          (281)         (240)
          Other current assets ...............................          318          (105)         (185)
          Accounts payable ...................................         (147)          715           231
          Accrued expenses ...................................           81          (263)          129
          Other non-current assets and other long-term
            liabilities ......................................         (314)         (136)         (221)
       Net change in pension-related accounts ................          119           (11)         (398)
       Exchange (gain) loss ..................................           --            --           (78)
                                                                    -------       -------       -------
          Net Cash Provided by (Used in) Operating Activities          (123)          (26)           42
                                                                    -------       -------       -------

   Cash Flows from Investing Activities:
   Capital expenditures ......................................         (117)       (1,097)       (2,185)
   Proceeds from sale of property, plant & equipment .........           --            --            12
                                                                    -------       -------       -------
          Net Cash Used in Investing Activities ..............         (117)       (1,097)       (2,173)
                                                                    -------       -------       -------

   Cash Flows from Financing Activities:
   Proceeds from short-term debt .............................        1,747           985         2,526
   Proceeds from long-term debt ..............................        3,761           499         3,145
   Proceeds from issuance of common stock ....................           --            26            47
   Payments of long-term debt ................................       (1,409)         (347)       (1,518)
   Payments of long-term lease obligations ...................         (667)         (277)         (255)
   Payments of short-term debt ...............................       (3,126)           (2)       (1,883)
   Cost of stock option agreement ............................           --           (24)          (48)
                                                                    -------       -------       -------
          Net Cash Provided by Financing Activities ..........          306           860         2,014
                                                                    -------       -------       -------
   Effect of Exchange Rate Changes on Cash and
    Cash Equivalents .........................................          (60)           47            (3)
                                                                    -------       -------       -------
   Net (Increase) Decrease in Cash and Cash Equivalents .. ...            6          (216)         (120)

   Cash and Cash Equivalents at Beginning of Year ............           78           294           414
                                                                    -------       -------       -------
   Cash and Cash Equivalents at End of Year ..................      $    84       $    78       $   294
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

            Going Concern and Management's Response - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a Loss from Operations of $1,427,000 and a Net Loss of $1,652,000 for the year ended December 31, 2008. At December 31, 2008, the Company had both a deficiency in working capital and a Stockholders' Deficit. In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at December 31, 2008 (refer to Note 3). As a result of the violations of certain debts covenant, the long term portion, $5,246,000, of three loans was classified as Current Portion of Long-Term Debt (refer to Note 17 below).

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

            Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                              Year Ended December 31, 2008
                                                                      Per Share
                                             Loss         Shares       Amount
                                           -------        ------      --------

   BASIC ............................      $(1,652)        5,084      $(0.32)
       Effect of dilutive securities,
          stock options (1) .........           --            --
                                           -------         -----
   DILUTED ..........................      $(1,652)        5,084      $(0.32)
                                           =======       =======      ======


                                              Year Ended December 31, 2007
                                                                      Per Share
                                             Loss         Shares       Amount
                                           -------        ------      --------
                                                            (2)          (2)

   BASIC ...........................       $(597)         5,067       $(0.12)
      Effect of dilutive securities,
          stock options(1) .........          --            --
                                           -----          -----
   DILUTED .........................       $(597)         5,067       $(0.12)
                                           =====          =====       ======


                                              Year Ended December 31, 2006
                                                                      Per Share
                                           Earnings       Shares       Amount
                                           --------       ------      --------
                                                           (2)          (2)

   BASIC ..........................        $  67          5,026       $ 0.01
     Effect of dilutive securities,
       stock options ..............           --             40
                                           -----          -----
   DILUTED ........................        $  67          5,066       $ 0.01
                                           =====          =====       ======


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
                                                      =======       =======       =======

            The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

                                                                                        December 31,
                                                                                     2008         2007
                                                                                     ----         ----
Deferred income tax assets:
 Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and valuation reserves for
   financial reporting purposes ..............................................      $  118      $  140
 Compensation and compensated absences, principally
   due to the accrual for financial reporting purposes .. ....................         231         246
 Accrual of projected environmental costs, principally
  related to Prometcor's compliance with NJDEP requirements ..................         199         199
 Net operating loss carryforwards ............................................       3,107       2,086
 Alternative minimum tax credit carryforwards ................................         102         113
 Unrecognized net loss on pension plan .......................................       1,830         901
 Other .......................................................................         367         351
                                                                                    ------      ------
   Total gross deferred income tax assets ....................................       5,954       4,036
   Less valuation allowance ..................................................          91         163
                                                                                    ------      ------
   Net deferred income tax assets ............................................       5,863       3,873
                                                                                    ------      ------
Deferred income tax liabilities:
 Pension expense, due to contributions in excess of
   net accruals ..............................................................         996       1,044
 Other .......................................................................         169         131
                                                                                    ------      ------
   Total gross deferred income tax liabilities ...............................       1,165       1,175
                                                                                    ------      ------
    Net deferred income taxes ................................................      $4,698      $2,698
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


Note 3.  SHORT-TERM DEBT:

            Composition (in thousands):

                                        December 31,
                                      2008        2007
                                      ----        ----
Revolving loans, Wells Fargo(a)      $1,472      $   --
Revolving loans, CIT ..........          --       2,596
Note Payable, Bank of the West           --         500
Other (b) .....................         275          30
                                     ------      ------
                                     $1,747      $3,126
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

            As a result of the repayment of the Short-term Debt and Long-term Debt with the new Wells Fargo financing on May 30, 2008, the Company recorded a Nonrecurring Loss on Extinguishment of Debt of $145,000 in 2008. The Nonrecurring Loss on Extinguishment of Debt was composed of the following:

Unamortized balance of deferred financing costs             $106,000
Early termination fee paid to CIT Group/Commercial
          Services, Inc.                                      31,000
Difference between book value of Long-term Leases with
    Bank of America Leasing and payoff amount                  3,000
Legal fees and other                                           5,000
                                                            --------
          Total                                             $145,000
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

Note 4. LONG-TERM DEBT:

            Composition (in thousands):

                                                December 31,

                                             2008         2007
                                             ----       ------
Mortgage loan payable, Capital One (a)      $2,133      $2,160
Note payable, lessor (b) .............         160         189
Term loans payable, Wells Fargo (c) ..       3,570          --
Term notes payable, CIT ..............          --         689
Note payable, supplier ...............          --         440
Term notes payable, other ............          27          42
                                            ------      ------
                                             5,890       3,520
Less portion in current liabilities ..       5,750         423
                                            ------      ------
Balance of long-term debt ............      $  140      $3,097
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

            As stated in Note 3 above, the Company was notified in November 2008 that events of Default under the Wells Fargo credit agreement had occurred. Under cross default provisions of the Capital One mortgage loan agreement, these Events of Default under the Wells Fargo agreement could result in an event of default under the Capital One mortgage loan agreement. Therefore, the portion of the loan due after December 31, 2008, $2,088,000 has been included in the Current Portion of Long-Term Debt.

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

            As a result of the Events of Default discussed in Note 3 above and the likelihood that the Company would not attain compliance with the financial covenants within one year, the long-term portion of the Equipment Term Loan ($578,000) and the long-term portion of the Real Estate Term Loan ($2,630,000) have been included in the Current Portion of Long-Term Debt.

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

            At December 31, 2008, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

                                                               Operating  Capitalized
                                                     Total      Leases      Leases
                                                    ------      ------      -------
Year Ending December 31:
2009 .........................................      $  453      $  436      $   17
2010 .........................................         326         312          14
2011 .........................................         169         165           4
2012 .........................................         140         140          --
2013 .........................................          57          57          --
                                                    ------      ------      ------
Total obligations ............................      $1,145      $1,110          35
                                                    ======      ======

      Less: Amount representing interest .....                                   3
                                                                            ------
Present value of capitalized lease obligations                              $   32
                                                                            ======

Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):

                                      December 31,
                                    2008        2007
                                   ------      ------
Machinery and equipment .........  $   62      $1,499
Less accumulated amortization ...      25         335
                                   ------      ------
                                   $   37      $1,164
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

            The benefit obligations below are equal to the accumulated benefit obligations. The following table sets forth the Plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):

                                                                      Year Ended December 31,
                                                                         2008          2007
                                                                       -------       -------
Change in Benefit Obligation:
   Benefit obligation at beginning of year ......................      $ 4,527       $ 4,678
   Service cost .................................................           20            24
   Interest cost ................................................          268           257
   Actuarial loss ...............................................          858            19
   Benefits paid ................................................         (513)         (451)
                                                                       -------       -------
   Benefit obligation at end of year ............................        5,160         4,527
                                                                       -------       -------

Change in Plan Assets:
   Fair value of plan assets at beginning of year................        4,674         4,961
   Actual return on plan assets .................................       (1,448)          (74)
   Employer contributions .......................................          155           238
   Benefits paid ................................................         (513)         (451)
                                                                       -------       -------
   Fair value of plan assets at end of year .....................        2,868         4,674
                                                                       -------       -------
   Funded status at end of year .................................      $(2,292)      $   147
                                                                       =======       =======

Amounts recognized in the Consolidated Balance Sheets consist of:
   Non-current Assets ...........................................      $    --       $   147
   Current Liabilities ..........................................          205            --
   Long-term Liabilities ........................................        2,087            --
                                                                       -------       -------
   Net amount recognized ........................................      $ 2,292       $   147
                                                                       =======       =======

            The weighted-average assumptions used in the benefit obligations were as follows:
                                                         Year Ended December 31,
                                                          2008            2007
                                                          ----            ----
Discount rate ..........................................  6.30%          5.92%

            The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

                                                Year Ended December 31,
                                              2008         2007       2006
                                              ----         ----       ----
Components of net periodic benefit cost:
   Service cost ........................      $  20       $  24       $  26
   Interest cost .......................        268         257         262
   Expected return on plan assets ......       (257)       (273)       (202)
   Amortization of prior service cost ..          5           5           5
   Recognized net actuarial loss .......        239         213         255
                                              -----       -----       -----
   Net pension expense .................      $ 275       $ 226       $ 346
                                              =====       =====       =====

            The detail of amounts included in Accumulated Other Comprehensive Loss is included in Note 12, Accumulated Other Comprehensive Loss.

            The weighted-average assumptions used in computing the net periodic benefit cost were as follows:
                                                        Year Ended December 31,
                                                     2008       2007       2006
                                                     ----       ----       ----
Discount rate ..................................     5.92%      5.50%      5.50%
Expected long-term rate of return on plan assets     5.50%      5.50%      5.00%

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
Weighted average expected life of options                  5 years      5 years         5 years

            A summary of the Company's stock option activity and related information for the three years ended December 31, 2008, were as follows:

                                                                         Weighted Average
                                                  Number of Options      Exercise Price
                                                  ------------------     ---------------
Outstanding at 12/31/05 ..................             97,750             $    0.851
  Exercised ..............................            (55,882)            $    0.852
  Expired ................................             (7,739)            $    0.856
                                                       ------

Outstanding at 12/31/06 ..................             34,129             $    0.849
  Granted ................................             11,026             $    1.846
  Exercised ..............................            (28,478)            $    0.849
  Expired ................................             (5,651)            $    0.849
                                                       ------

Outstanding at 12/31/07 ..................             11,026             $    1.846
  Granted ................................             20,000             $    0.453
  Expired ................................             (5,513)            $    1.846
                                                       ------

Outstanding at 12/31/08 ..................             25,513             $    0.754
                                                      =======             ==========

Exercisable at 12/31/08 ..................              5,513             $    1.846
                                                      =======             ==========

            Weighted average fair value of options granted during the year for options on which the exercise price:

            Equals the market price on the grant date          $0.273
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

            The aviation services segment represents the fueling and servicing of fixed wing aircraft and helicopters, and rental of hangar and office space. The aircraft products and services are sold through Company sales personnel. Ronson Aviation provides a wide range of general aviation services to the general public and to government agencies located in the vicinity of its facilities in Trenton, New Jersey.

            The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss before intercompany charges and income taxes.

Financial information by industry segment is summarized below (in thousands):

                                                                               2008           2007           2006
                                                                               ----           ----           ----
Net sales:
  Consumer  Products ..................................................      $ 12,524       $ 13,883       $ 16,870
  Aviation Services ...................................................        11,663         12,363         12,374
                                                                             --------       --------       --------
Consolidated ..........................................................      $ 24,187       $ 26,246       $ 29,244
                                                                             ========       ========       ========

Earnings (loss) before interest, other items, and intercompany charges:
  Consumer Products ...................................................      $ (1,116)      $    269       $  1,243
  Aviation Services ...................................................         1,326          1,612          1,660
                                                                             --------       --------       --------
  Total Reportable Segments ...........................................           210          1,881          2,903
  Corporate and others ................................................        (1,637)        (1,815)        (1,719)
  Other charges .......................................................            --            (28)           (91)
                                                                             --------       --------       --------
Consolidated ..........................................................      $ (1,427)      $     38       $  1,093
                                                                             ========       ========       ========

Interest expense:
  Consumer Products ...................................................      $    389       $    406       $    290
  Aviation Services ...................................................           207             44             24
                                                                             --------       --------       --------
  Total Reportable Segments ...........................................           596            450            314
  Corporate and others ................................................            75             83            162
                                                                             --------       --------       --------
Consolidated ..........................................................      $    671       $    533       $    476
                                                                             ========       ========       ========

Depreciation and amortization:
  Consumer Products ...................................................      $    415       $    498       $    412
  Aviation Services ...................................................           256            193            199
                                                                             --------       --------       --------
  Total Reportable Segments ...........................................           671            691            611
  Corporate and others ................................................            57             49             45
                                                                             --------       --------       --------
Consolidated ..........................................................      $    728       $    740       $    656
                                                                             ========       ========       ========

Earnings (loss) before intercompany charges and taxes:
  Consumer Products ...................................................      $ (1,655)      $   (254)      $    946
  Aviation Services ...................................................         1,079          1,539          1,606
                                                                             --------       --------       --------
  Total Reportable Segments ...........................................          (576)         1,285          2,552
  Corporate and others ................................................        (1,963)        (2,091)        (2,172)
  Other charges .......................................................            --            (28)           (91)
  Nonrecurring loss ...................................................          (145)            --             --
                                                                             --------       --------       --------
Consolidated ..........................................................      $ (2,684)      $   (834)      $    289
                                                                             ========       ========       ========

Segment assets:
  Consumer Products ...................................................      $  6,600       $  7,829       $  7,640
  Aviation Services ...................................................         5,201          5,302          4,506
                                                                             --------       --------       --------
  Total Reportable Segments ...........................................        11,801         13,131         12,146
  Corporate and others ................................................         2,115          1,329          1,550
  Discontinued operations .............................................           921            941          1,024
                                                                             --------       --------       --------
Consolidated ..........................................................      $ 14,837       $ 15,401       $ 14,720
                                                                             ========       ========       ========

Segment expenditures for long-lived assets:
  Consumer Products ...................................................      $     87       $    118       $    155
  Aviation Services ...................................................            22            990          2,032
                                                                             --------       --------       --------
  Total Reportable Segments ...........................................           109          1,108          2,187
  Corporate and others ................................................            26              3            102
                                                                             --------       --------       --------
Consolidated ..........................................................      $    135       $  1,111       $  2,289
                                                                             ========       ========       ========

Geographic information regarding the Company's net sales and long-lived assets was as follows (in thousands):

                                     Year Ended December 31,
                                2008         2007         2006
                                ----         ----         ----
Net sales (1):
  United States .............  $21,722      $23,892      $25,831
  Canada ....................    2,400        2,047        1,949
  Other foreign countries ...       65          307        1,464
                               -------      -------      -------
                               $24,187      $26,246      $29,244
                               =======      =======      =======


                           December 31,
                         2008        2007
                         ----        ----
Long-lived assets:
United States .......   $5,799      $6,267
Canada ..............       44          51
                        ------      ------
                        $5,843      $6,318
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

Note 12. ACCUMULATED OTHER COMPREHENSIVE LOSS:

            Comprehensive loss (income) is included in the Statements of Consolidated Stockholders' Equity. The components of Accumulated Other Comprehensive Loss as shown on the Consolidated Balance Sheets were as follows (in thousands):

                                          Foreign                                               Accumulated
                                          Currency       Net                        Cash          Other
                                        Translation    Pension    Prior Service  Flow Hedging  Comprehensive
                                        Adjustments     Loss         Cost        Adjustment        Loss
                                        -----------   -------     -------------  ----------     -------------
Balance at December 31, 2005 .....      $   (61)      $ 1,619       $    --       $   (13)      $ 1,545
Adjustment to initially apply FASB
  Statement No. 158 ..............           --            --            65            --            65
Current period loss (gain) .......           81          (335)           --            21          (233)
Recognized as components of net
  periodic benefit cost ..........           --          (257)           --            --          (257)
Income tax expense (benefit) .....          (33)          236           (26)           (8)          169
                                        -------       -------       -------       -------       -------
Balance at December 31, 2006 .....          (13)        1,263            39            --         1,289
Current period loss (gain) .......          (46)          365            (8)           --           311
Recognized as components of net
  periodic benefit cost ..........           --          (213)           (6)           --          (219)
Income tax expense (benefit) .....           18           (61)            7            --           (36)
                                        -------       -------       -------       -------       -------
Balance at December 31, 2007 .....          (41)        1,354            32            --         1,345
Current period loss (gain) .......           60         2,563            --            --         2,623
Recognized as components of net
  periodic benefit cost ..........           --          (239)           (6)           --          (245)
Income tax expense (benefit) .....          (23)         (926)            1            --          (948)
                                        -------       -------       -------       -------       -------
Balance at December 31, 2008 .....      $    (4)      $ 2,752       $    27       $    --       $ 2,775
                                        =======       =======       =======       =======       =======

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

(Dollars in thousands, except per share amounts)

                                                  First         Second          Third          Fourth         Total
                                                  Quarter       Quarter        Quarter         Quarter         Year
                                                 ---------      --------       --------       --------       --------
Year ended December 31, 2008
Net sales                                        $  6,596       $  6,715       $  5,455       $  5,421       $ 24,187
Gross profit(a)                                  $  1,799       $  1,816       $  1,115       $    929       $  5,659
Net Loss                                         $   (261)      $   (238)      $   (487)      $   (666)      $ (1,652)

Loss per share
 Basic                                           $  (0.05)      $  (0.05)      $  (0.10)      $  (0.13)      $  (0.32)
 Diluted                                         $  (0.05)      $  (0.05)      $  (0.10)      $  (0.13)      $  (0.32)
Other income (expense) included in net
loss(b),(c)                                      $     --       $    (87)      $     --       $     --       $    (87)


Year ended December 31, 2007
Net sales                                        $  6,097       $  6,543       $  6,606       $  7,000       $ 26,246
Gross profit(a)                                  $  1,939       $  1,850       $  1,806       $  2,130       $  7,725
Net Loss                                         $    (92)      $   (245)      $   (198)      $    (62)      $   (597)
Loss per share
 Basic                                           $  (0.02)      $  (0.05)      $  (0.04)      $  (0.01)      $  (0.12)
 Diluted                                         $  (0.02)      $  (0.05)      $  (0.04)      $  (0.01)      $  (0.12)
Other income (expense) included in net loss
(b),(d)                                          $     21       $      5       $    (37)      $     (6)      $    (17)

(a) Net Sales, less Cost of Sales, less a portion of Depreciation and Amortization
(b)  Items are presented net of income tax effect
(c) The cost included in second quarter of 2008 was the charge recognized due to the Company's refinancing of former loans
(d) The costs included in the 2007 quarters were the legal fees incurred as a result of the derivative action and a second lawsuit filed by the same shareholder, net of related insurance reimbursements


Note 16.  SUBSEQUENT EVENTS:

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

            The unaudited proforma information is presented for informational purposes only and is not intended to be indicative of either future results of our operations or results that might have been achieved had the sale actually occurred in the reported period.

            The proforma adjustments include the sale of the net assets of Ronson Aviation and the repayment of the credit facility with Wells Fargo.

            The unaudited proforma consolidated balance sheet as of December 31, 2008 gives effect to the sale of the net assets of Ronson Aviation as if the transaction occurred on December 31, 2008, the last day of the Company's fiscal year.

                                                                                       PROFORMA
                                                                       HISTORICAL     ADJUSTMENTS    PROFORMA
                                                                       ----------     -----------    ---------
            ASSETS
Current Assets
Cash and cash equivalents                                              $     84       $  3,656       $  3,740
Accounts receivable, net                                                  1,288                         1,288
Inventories                                                               1,839           (272)         1,567
Other current assets                                                        897           (194)           703
                                                                       --------       --------       --------
   Total Current Assets                                                   4,108          3,190          7,298
                                                                       --------       --------       --------

Property, plant and equipment, at cost                                   15,881         (7,639)         8,242
Less accumulated depreciation and amortization                           10,038         (4,077)         5,961
                                                                       --------       --------       --------
                                                                          5,843         (3,562)         2,281

Other assets                                                              4,886         (1,333)         3,553
                                                                       --------       --------       --------

                                                                       $ 14,837       $ (1,705)      $ 13,132
                                                                       ========       ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Short-term debt                                                        $  1,747       $ (1,472)      $    275
Current portion of long-term debt and leases                              5,763         (3,575)           188
Accounts payable                                                          2,902            (25)         2,877
Accrued expenses                                                          2,033            439          2,472
                                                                       --------       --------       --------
   Total Current Liabilities                                             12,445         (4,633)         7,812
                                                                       --------       --------       --------

Long-term debt and leases                                                   159             (7)           152
Other long-term liabilities                                               2,327                         2,327

Stockholders' Equity (Deficiency)
Common stock                                                              5,173                         5,173
Additional paid-in capital                                               29,998                        29,998
Accumulated deficit                                                     (30,893)         2,935        (27,958)
Accumulated other comprehensive loss                                     (2,775)                       (2,775)
                                                                       --------       --------       --------
                                                                          1,503          2,935          4,438
Less cost of treasury shares                                              1,597                         1,597
                                                                       --------       --------       --------
   Total Stockholders' Equity (Deficiency)                                  (94)         2,935          2,841
                                                                       --------       --------       --------
                                                                       $ 14,837       $ (1,705)      $ 13,132
                                                                       ========       ========       ========


         The unaudited proforma consolidated statement of operations for the year ended December 31, 2008 gives effect to the sale of the net assets of Ronson Aviation as if the transaction occurred on January 1, 2008, the first day of the Company's fiscal year.

                                                        PROFORMA
                                         HISTORICAL   ADJUSTMENTS      PROFORMA
                                         ----------   -----------      ---------
Net Sales                                $ 24,187       $(11,663)      $ 12,524
                                         --------       --------       --------

Cost and expenses:
  Cost of sales                            18,053         (9,172)         8,881
  Selling, shipping and advertising         3,373            (26)         3,347
  General and administrative                3,566           (923)         2,643
  Depreciation and amortization               622           (216)           406
                                         --------       --------       --------
                                           25,614        (10,337)        15,277
                                         --------       --------       --------

Loss from Operations                       (1,427)        (1,326)        (2,753)
                                         --------       --------       --------

Other (income) expense:
  Interest expense                            671           (183)           488
  Gain on sale of assets                                  (4,604)        (4,604)
  Other-net                                   586            (92)           494
                                         --------       --------       --------
                                            1,257         (4,879)        (3,622)
                                         --------       --------       --------

Earnings (Loss) Before Income Taxes        (2,684)         3,553            869

Income tax expense (benefit)               (1,032)         2,062          1,030
                                         --------       --------       --------

Net Earnings (Loss)                      $ (1,652)      $  1,491       $   (161)
                                         ========       ========       ========


         Assets and liabilities expected to be included in the sale comprise the following at December 31, 2008:

Inventory                                       $   272
Other current assets                                 47
Property and equipment, net                       3,562
Other assets                                          2
                                                -------

                                                  3,883

Accounts payable and accrued expenses                64
Lease obligations                                    12
                                                -------
                                                     76
                                                -------
                                                $ 3,807
                                                =======

Note 17. RESTATEMENT:

      The Company has reviewed and revised its classification as Long-Term Debt of the portion of the loans from Wells Fargo and Capital One that would have been due, according to the terms of the agreements, after December 31, 2009. Because of the Company's failure to meet some of its financial covenants under the Wells Fargo credit agreement resulting in events of default under the agreement and the cross-default provisions of the Capital One mortgage loan agreement and the likelihood that the Company would not attain compliance with the applicable financial covenants within one year, the Company adjusted the Current Portion of Long-Term Debt and Long-Term Debt in the Consolidated Balance Sheet at December 31, 2008, by classifying as current the amount previously classified as long-term as follows (in thousands):

                                    As Previously
                                      Reported     Adjustment     Restated
                                      --------     ----------     --------
Current Portion of Long-Term Debt      $   454      $ 5,296       $ 5,750
Total Current Liabilities                7,149        5,296        12,445
Long-Term Debt                           5,436       (5,296)          140

The adjustment is composed of the previously reported long-term portion of the Long-Term Debt, as follows (in thousands):

Wells Fargo
     Equipment                                                      $  578
     Real Estate                                                     2,630
                                                                    ------
     Subtotal                                                        3,208
                                                                    ------
Capital One                                                          2,088
                                                                    ------
                                                                    $5,296
                                                                    ======

            The following Notes to the Consolidated Financial Statements have been restated to reflect the above adjustments.

Note 1:  Basis of Presentation and Summary of Significant Accounting
         Policies
Note 4:  Long-Term Debt
Note 16: Subsequent Events