Form 10-Q
period 2009-09-30
RONSON CORP
filed 2009-11-23
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009
                                               ------------------

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

Large accelerated filer [_]    Accelerated filer [_]

Non-accelerated filer   [X]    Smaller reporting company [_]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of September 30, 2009, there were 5,083,539 shares of the registrant's common stock outstanding.

                               RONSON CORPORATION

                                 FORM 10-Q INDEX
                                 ---------------


PART I - FINANCIAL INFORMATION:                                          PAGE
                                                                         ----

        ITEM 1 - FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS:
                    SEPTEMBER 30, 2009 AND DECEMBER 31, 2008                3

                  CONSOLIDATED STATEMENTS OF OPERATIONS:
                    QUARTER ENDED SEPTEMBER 30, 2009 AND 2008               4
                    NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008           5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS:
                    NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008           6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     16

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                 22

        ITEM 4T - CONTROLS AND PROCEDURES                                  22

PART II - OTHER INFORMATION:

        ITEM 6 - EXHIBITS                                                  23

SIGNATURES                                                                 24

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                   September 30,   December 31,
                                                       2009            2008 *
                                                   ------------    ------------
                                                   (unaudited)
                   ASSETS
CURRENT ASSETS:
 Cash                                              $          7    $         --
 Other current assets                                       275             191
 Current assets of discontinued operations                3,877           3,917
                                                   ------------    ------------
        TOTAL CURRENT ASSETS                              4,159           4,108
                                                   ------------    ------------

Property, plant and equipment, at cost:
 Buildings and improvements                                  93              93
 Machinery and equipment                                    137             200
                                                   ------------    ------------
                                                            230             293
Less accumulated depreciation and amortization              210             233
                                                   ------------    ------------
                                                             20              60

Other assets                                              1,782           1,864
Other assets of discontinued operations                   9,372           8,805
                                                   ------------    ------------
                                                   $     15,333    $     14,837
                                                   ============    ============
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
 Short-term debt                                   $        300    $        275
 Current portion of long-term debt                            3              11
 Accounts payable                                         1,974             580
 Accrued expenses                                         2,097             439
 Current liabilities of discontinued operations          12,142          11,140
                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES                        16,516          12,445
                                                   ------------    ------------

Long-term debt                                               13              14
Other long-term liabilities                               1,724           1,970
Other long-term liabilities of discontinued
 operations                                                 494             502

STOCKHOLDERS' DEFICIENCY:
 Common stock                                             5,173           5,173
 Additional paid-in capital                              30,007          29,998
 Accumulated deficit                                    (34,426)        (30,893)
 Accumulated other comprehensive loss                    (2,571)         (2,775)
                                                   ------------    ------------
                                                         (1,817)          1,503
 Less cost of treasury shares                             1,597           1,597
                                                   ------------    ------------
        TOTAL STOCKHOLDERS' DEFICIENCY                   (3,414)            (94)
                                                   ------------    ------------
                                                   $     15,333    $     14,837
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

                                                      Quarter Ended
                                                      September 30,
                                               ----------------------------
                                                   2009           2008 *
                                               ------------    ------------

NET SALES                                      $         --    $         --
                                               ------------    ------------

Cost and expenses:
 General and administrative                             294             334
 Depreciation and amortization                           15              14
                                               ------------    ------------
                                                        309             348
                                               ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST AND OTHER ITEMS                       (309)           (348)
                                               ------------    ------------

Other expense:
 Interest expense                                        13              16
 Other-net                                              135              67
                                               ------------    ------------
                                                        148              83
                                               ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                   (457)           (431)

Income tax benefits                                     (74)           (182)
                                               ------------    ------------

LOSS FROM CONTINUING OPERATIONS                        (383)           (249)

Loss from discontinued operations
 (net of tax provision (benefit) of $620
 and $(88))                                          (1,258)           (238)
                                               ------------    ------------

NET LOSS                                       $     (1,641)   $       (487)
                                               ============    ============

LOSS PER COMMON SHARE:
Basic:
Loss from continuing operations                $      (0.07)   $      (0.05)
Loss from discontinued operations                     (0.25)          (0.05)
                                               ------------    ------------
Net loss                                       $      (0.32)   $      (0.10)
                                               ============    ============

Diluted:
Loss from continuing operations                $      (0.07)   $      (0.05)
Loss from discontinued operations                     (0.25)          (0.05)
                                               ------------    ------------
Net loss                                       $      (0.32)   $      (0.10)
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

                                                  Nine Months Ended
                                                    September 30,
                                             ----------------------------
                                                 2009            2008 *
                                             ------------    ------------

NET SALES                                    $         --    $         --
                                             ------------    ------------

Cost and expenses:
 General and administrative                           926           1,135
 Depreciation and amortization                         45              40
                                             ------------    ------------
                                                      971           1,175
                                             ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST AND OTHER ITEMS                     (971)         (1,175)
                                             ------------    ------------

Other expense:
 Interest expense                                      44              58
 Other-net                                            406             187
                                             ------------    ------------
                                                      450             245
                                             ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                               (1,421)         (1,420)

Income tax benefits                                  (480)           (598)
                                             ------------    ------------

LOSS FROM CONTINUING OPERATIONS                      (941)           (822)

Loss from discontinued operations
 (net of tax provision (benefit) of $(216)
 and $20)                                          (2,592)           (164)
                                             ------------    ------------

NET LOSS                                     $     (3,533)   $       (986)
                                             ============    ============

LOSS PER COMMON SHARE:
Basic:
Loss from continuing operations              $      (0.18)   $      (0.16)
Loss from discontinued operations                   (0.51)          (0.03)
                                             ------------    ------------
Net loss                                     $      (0.69)   $      (0.19)
                                             ============    ============

Diluted:
Loss from continuing operations              $      (0.18)   $      (0.16)
Loss from discontinued operations                   (0.51)          (0.03)
                                             ------------    ------------
Net loss                                     $      (0.69)   $      (0.19)
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

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2009           2008 *
                                                    ------------   ------------
Cash Flows from Operating Activities:
Net loss                                            $     (3,533)  $       (986)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                               501            561
 Stock option expense                                          9             --
 Deferred income tax expense (benefit)                      (650)          (592)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                   2,561            (82)
  Other non-current assets and other long-term
   liabilities                                              (208)           (13)
 Net change in pension-related accounts                      284             94
 Discontinued operations                                     488            580
                                                    ------------   ------------
          Net cash used in operating activities             (548)          (438)
                                                    ------------   ------------

Cash Flows from Investing Activities:
 Capital expenditures                                         (2)           (23)
 Proceeds from sale of property, plant & equipment            10             --
 Discontinued operations                                     (37)           (82)
                                                    ------------   ------------
      Net cash used in investing activities                  (29)          (105)
                                                    ------------   ------------


Cash Flows from Financing Activities:
 Proceeds from short-term debt                                25            275
 Proceeds from long-term debt                                 --             18
 Payments of short-term debt                                  --            (30)
 Payments of long-term debt                                   (3)           (15)
 Discontinued operations                                     562            298
                                                    ------------   ------------
          Net cash provided by financing activities          584            546
                                                    ------------   ------------

Net increase in cash and cash equivalents                      7              3

Cash and cash equivalents at beginning of period              --             22
                                                    ------------   ------------

Cash and cash equivalents at end of period          $          7   $         25
                                                    ============   ============

* Reclassified for comparability.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
              FOR THE QUARTER ENDED SEPTEMBER 30, 2009 (UNAUDITED)
              ----------------------------------------------------

Note 1:  ACCOUNTING POLICIES
         -------------------

       Basis of Financial Statement Presentation - The information as of and for the three and nine month periods ended September 30, 2009 and 2008, is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

       Going Concern and Management's Response - The accompanying financial statements have been prepared assuming that Ronson Corporation ("the Company") will continue as a going concern. For the nine months ended September 30, 2009, the Company had a Loss from Continuing Operations of $(941,000) and a Net Loss of $(3,533,000) and had a Net Loss of $(1,652,000) for the year ended December 31, 2008. At September 30, 2009, the Company had both a deficiency in working capital and a Stockholders' Deficit. In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at September 30, 2009 and December 31, 2008, (refer to Note 3).

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

       On November 21, 2008, as a result of events of default under the Credit Agreement, extending to the failure of the Company to meet its minimum tangible net worth requirement as of September 30, 2008 and its minimum net income and minimum net cash flow requirements for the nine months ended September 30, 2008, Wells Fargo, National Association ("Wells Fargo")advised the Company of an increase in the interest rate on the amounts outstanding under its Credit Agreement by 3%, retroactive to July 1, 2008, as allowed under the terms of the Credit Agreement. Under cross-default provisions in the Company's mortgage loan documentation with Capital One, N.A. ("Capital One"), the events of default under the Credit Agreement with Wells Fargo were events of default under the mortgage loan.

       In December 2008, in response to the request from Wells Fargo, the Company's Board of Directors (the "Board") began interviewing financial consultants for the Company to assist in managing its operations and cash requirements and on January 6, 2009, the Company engaged Getzler Henrich as its financial consultant.

       On February 20, 2009, the Company received from Wells Fargo an additional notification of Wells Fargo's reservation of rights and remedies relating to the previously identified events of default. The notification further indicated that Wells Fargo was instituting certain restrictions and reducing loan availability.

       On March 30, 2009, Wells Fargo entered into a forbearance agreement with the Company under which Wells Fargo agreed not to assert existing events of default under the Credit Agreement through April 24, 2009 unless earlier terminated if the Company, among other things, were to breach the forbearance agreement. Wells Fargo also agreed to an overadvance facility in the amount of $500,000 to supplement the Company's credit line. The forbearance agreement was subsequently amended on each of April 24, April 29, May 4, May 27, July 2, July 16, July 31 and November 5, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability (the original agreement together with all amendments, collectively, the "Forbearance Agreement"). Under the amendment dated November 5, 2009, Wells Fargo increased the maximum amount of the Company's overadvance facility to $2.0 million and also agreed to extend the forbearance period to December 31, 2009.

       Also, on March 30, 2009, the Company expanded the scope of the engagement of Getzler Henrich and, in accordance with its obligations under the Forbearance Agreement, retained Joel Getzler of Getzler Henrich as the Company's Chief Restructuring Officer ("CRO") responsible for operations, finance, accounting and related administrative issues, subject to the authority of and reporting to the Board. Pursuant to the engagement, Mr. Getzler has agreed to act as CRO during the period that Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund the Company's cash flow needs.

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

       On October 8, 2009, the Company, Ronson Consumer Products Corporation ("RCPC"), and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), (combined "Ronson Consumer Products"), executed an agreement dated as of October 5, 2009 to sell substantially all of the assets of Ronson Consumer Products to Zippo Manufacturing Company ("Zippo").

       The purchase price for the assets of Ronson Aviation is $9.5 million in cash, $0.5 million of which will be held in escrow for a period of 15 months following the closing to secure potential indemnification claims against the Company in accordance with the terms of the Aviation Sale Agreement. The purchase price for the assets of Ronson Consumer Products is $11.1 million in cash, subject to adjustment in accordance with the terms of the Consumer Products Sale Agreement, a minimum of $1.1 million and a maximum of $1.35 million of which will be held in escrow to secure potential indemnification claims against the Company for a period of 12 months (or longer to secure the Company's environmental compliance obligations). The Company currently estimates it will receive net cash proceeds (calculated as of September 30, 2009) at closing from the Ronson Aviation Sale and the Ronson Consumer Products Sale (the two transactions together the "Sale Transactions") of approximately $18.168 million in the aggregate (exclusive of amounts deposited in escrow at closing), prior to the payment of $9.587 million in indebtedness secured by the assets being sold in the Sale Transactions and the estimated transaction costs of $510,000 in its Ronson Aviation Sale ($98,000 of which have already been paid) and of $1.015 million in its Ronson Consumer Products Sale ($106,000 of which have already been paid). Notwithstanding the foregoing, uncertainties as to the actual dates of closing and the ultimate amount of our known, unknown and contingent debts and liabilities and the aggregate transaction costs associated with the Sale Transactions make it impossible to predict with certainty whether any net amount may be recognized.

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

        Pending consummation of the Sale Transactions, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period. The Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration. In the event of acceleration of its indebtedness to Wells Fargo and its outstanding mortgage loans as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts. There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans within its anticipated time frame.

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

Note 2:  PER COMMON SHARE DATA
         ---------------------

       The calculation and reconciliation of Basic and Diluted Loss per Common Share were as follows (in thousands except per share data):

                                                     Quarter Ended September 30,
                            ------------------------------------------------------------------------------
                                            2009                                     2008
                            -------------------------------------    -------------------------------------
                                                           Per                                     Per
                                                          Share                                   Share
                               Loss         Shares        Amount        Loss         Shares       Amount
                               ----         ------        ------        ----         ------       ------
Loss from continuing
operations                  $     (383)        5,084   $     (.07)   $     (249)        5,084   $     (.05)
Loss from
  discontinued operations       (1,258)        5,084         (.25)         (238)        5,084         (.05)
                            ----------                 ----------    ----------                 ----------
BASIC                       $   (1,641)        5,084   $     (.32)   $     (487)        5,084   $     (.10)
                            ==========    ==========   ==========    ==========    ==========   ==========
Effect of dilutive
  securities,
   Stock options (1)                              --                                       --
                                          ----------                               ----------
Loss from
  continuing operations     $     (383)        5,084   $     (.07)   $     (249)        5,084   $     (.05)
Loss from
  discontinued operations       (1,258)        5,084         (.25)         (238)        5,084         (.05)
                            ----------                 ----------    ----------                 ----------
DILUTED                     $   (1,641)        5,084   $     (.32)   $     (487)        5,084   $     (.10)
                            ==========    ==========   ==========    ==========    ==========   ==========
                                                  Nine Months Ended September 30,
                            ------------------------------------------------------------------------------
                                            2009                                     2008
                            -------------------------------------    -------------------------------------
                                                           Per                                     Per
                                                          Share                                   Share
                               Loss         Shares        Amount        Loss         Shares       Amount
                               ----         ------        ------        ----         ------       ------

Loss from continuing
  operations                $     (941)        5,084   $     (.18)   $     (822)        5,084   $     (.16)
Loss from
  discontinued operations       (2,592)        5,084         (.51)         (164)        5,084         (.03)
                            ----------                 ----------    ----------                 ----------
BASIC                       $   (3,533)        5,084   $     (.69)   $     (986)        5,084   $     (.19)
                            ==========    ==========   ==========    ==========    ==========   ==========
Effect of dilutive
  securities,
   Stock options (1)                              --                                       --
                                          ----------                               ----------
Loss from
  continuing operations     $     (941)        5,084   $     (.18)   $     (822)        5,084   $     (.16)
Loss from
  discontinued operations       (2,592)        5,084         (.51)         (164)        5,084         (.03)
                            ----------                 ----------    ----------                 ----------
DILUTED                     $   (3,533)        5,084   $     (.69)   $     (986)        5,084   $     (.19)
                            ==========    ==========   ==========    ==========    ==========   ==========

       (1) Stock options were anti-dilutive for all the periods presented, and, therefore, were excluded from the computation and reconciliation of Diluted Loss per Common Share for those periods. The number of potentially anti-dilutive securities was 26,000 in the nine months ended September 30, 2009.

Note 3:  SHORT-TERM DEBT
         ---------------

       On May 30, 2008, the Company and RCPC, Ronson Aviation, and Ronson Canada (collectively, the "Borrowers") entered into a secured revolving credit facility with Wells Fargo. The credit facility consisted of (1) a revolving line of credit of up to $4.0 million, now $3.5 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than
(1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

       The term of the credit facility is 60 months. The revolving line of credit had a balance of $2,307,000 at September 30, 2009. This balance has been classified as Current Liabilities of Discontinued Operations on the Company's balance sheets in all periods presented. The revolving line of credit bore interest at 1/2% over the Wells Fargo prime rate (3.25% at September 30, 2009), or, at the Company's option, a portion may bear interest at LIBOR plus 3%.

       The Company paid fees to Wells Fargo that are customary for facilities of this type. The credit facility contains minimum tangible net worth, minimum net income, minimum net cash flow and other financing covenants, certain restrictions on capital expenditures, as well as affirmative and negative covenants and events of default customary for facilities of this type.

       On November 21, 2008, Wells Fargo advised the Company and its subsidiaries that Events of Default under the credit agreement dated May 30, 2008, had occurred. These events of default included the Company not meeting financial covenants as follows: 1) the minimum Tangible Net Worth as of September 30, 2008, 2) the minimum Net Income for the nine months ended September 30, 2008, and 3) the minimum Net Cash Flow for the nine months ended September 30, 2008, and the Company not meeting all of the requirements of the Post-Closing Agreement dated May 30, 2008. As a result of the events of default, Wells Fargo increased the interest rate charged on the loans outstanding under the credit agreement by 3%. In addition, in November and December 2008, Wells Fargo reduced the amounts available to be borrowed under the revolving line of credit. In December 2008, Wells Fargo required that the Company engage a consultant to review and monitor the Company's operation and Wells Fargo increased its monitoring of the line of credit.

       On March 30, 2009, the Company, its subsidiaries and Wells Fargo entered into a forbearance agreement, subsequently amended, under which Wells Fargo has agreed not to assert existing events of default under the Company's credit facilities with Wells Fargo through December 31, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier upon the occurrence of certain specified events. During the forbearance period, Wells Fargo will make available to the Company an overadvance facility in the amount of up to $2,000,000 to supplement the Company's credit line, the maximum amount of which has been adjusted to $3.5 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $500,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo.

       The revolving credit facility with Wells Fargo required the Company, for the quarter ended September 30, 2009, to maintain Tangible Net Worth (Deficit) (as defined in the facility) of not less than $(1,500,000), to achieve Net Income (Loss) (as defined in the facility) for the period from January 1, 2009 to such date of not less than $(437,000) and to achieve Net Cash Flow (as defined in the facility) for the period from January 1, 2009 to such date of $(280,000). The Company's actual performance for the quarter resulted in:

       o Tangible Net Worth (Deficit) of $(10,216,000) (consisting of Book Net Worth (Deficit) of $(3,414,000) minus Intangible Assets of $6,802,000, as defined in the facility);

       o Net Income (Loss) for the nine-month period of $(3,533,000) (consisting of net income from continuing operations, including extraordinary losses but excluding extraordinary gains);

       o Net Cash Flow for the nine-month period of $(3,040,000) (consisting of Net Income, plus depreciation and amortization of $501,000 and periodic pension expense of $460,000, minus unfinanced capital expenditures of $39,000, pension plan payments of $146,000 and current maturities of long-term debt of $283,000, as defined in the facility).

Accordingly, the Company was not in compliance with its covenants to Wells Fargo as of September 30, 2009, regarding Tangible Net Worth, Net Income and Net Cash Flow.

       In the third quarter of 2008 and first quarter of 2009, the Company's President and CEO provided loans to the Company totaling $300,000, due on demand with interest at the prime rate minus one-half percent (2.75% at September 30, 2009).

Note 4:  LONG-TERM DEBT
         --------------

       In September 2006, RCPC entered into a mortgage loan agreement with Capital One, for $2,200,000. The mortgage loan had a balance of $2,138,000 at September 30, 2009, and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation. In connection with a waiver of a covenant violation at December 31, 2007, provided to the Company by Capital One, effective April 1, 2008, the interest rate on the mortgage loan was increased to 8.00%, monthly installments were increased to $17,081, the final installment on November 1, 2016, was increased to $1,746,000, and the debt service coverage ratio was modified.

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

       On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the credit facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500 with a balance of $634,000 as of September 30, 2009, and a Real Estate Term Loan in the original amount of $2,922,500 with a balance of $2,695,000 as of September 30, 2009. The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest. The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest. The interest rate for the Equipment Term Loan, originally the prime rate plus .75%, was increased in the fourth quarter 2008, to the prime rate plus 3.75%, effective July 1, 2008. Similarly, the interest rate for the Real Estate Term Loan, originally the prime rate plus 1%, was increased to the prime rate plus 4%, effective July 1, 2008.

       The Wells Fargo and Capital One long-term debt referred to above, has been classified as Current Liabilities of Discontinued Operations ($5,467,000) on the Company's balance sheets at September 30, 2009.

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

       The liability for these estimated costs and expenses as recorded in the financial statements at September 30, 2009, and December 31, 2008, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants. The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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

       The Company is involved in various other claims. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company's financial position.

Note 6:  INDUSTRY SEGMENTS INFORMATION
         -----------------------------

       The Company had two reportable segments: consumer products and aviation services. As discussed above, on May 15, 2009, the Company entered into an agreement to sell substantially all of the assets of Ronson Aviation. Also, on October 8, 2009, the Company entered into an agreement to sell substantially all of the assets of its consumer products segment. Therefore, all operations of the two reportable segments have been classified as discontinued operations in all periods presented.

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

                                         Quarter Ended September 30, 2009 and 2008
                                         -----------------------------------------

                                                                                 Accumulated
                              Foreign Currency       Net                            Other
                                Translation        Pension         Prior        Comprehensive
                                Adjustments         Loss        Service Cost        Loss
                                ------------    ------------    ------------    ------------
Balance at June 30, 2009        $         (5)   $      2,626    $         24    $      2,645
Current period income                    (20)             --              --             (20)
Recognized as components of
   net periodic benefit cost              --            (105)             (1)           (106)
Income tax expense                         8              42               2              52
                                ------------    ------------    ------------    ------------
Balance at September 30, 2009   $        (17)   $      2,563    $         25    $      2,571
                                ============    ============    ============    ============

Balance at June 30, 2008        $        (35)   $      1,284    $         28    $      1,277
Current period loss                       14              --              --              14
Recognized as components of
   net periodic benefit cost              --             (59)             (1)            (60)
Income tax expense (benefit)              (5)             23              --              18
                                ------------    ------------    ------------    ------------
Balance at September 30, 2008   $        (26)   $      1,248    $         27    $      1,249
                                ============    ============    ============    ============
                                        Nine Months Ended September 30, 2009 and 2008
                                        ---------------------------------------------

                                                                                 Accumulated
                              Foreign Currency       Net                            Other
                                Translation        Pension         Prior        Comprehensive
                                Adjustments         Loss        Service Cost        Loss
                                ------------    ------------    ------------    ------------

Balance at December 31, 2008    $         (4)   $      2,752    $         27    $      2,775
Current period income                    (22)             --              --             (22)
Recognized as components of
   net periodic benefit cost              --            (314)             (5)           (319)
Income tax expense                         9             125               3             137
                                ------------    ------------    ------------    ------------
Balance at September 30, 2009   $        (17)   $      2,563    $         25    $      2,571
                                ============    ============    ============    ============

Balance at December 31, 2007    $        (41)   $      1,354    $         32    $      1,345
Current period loss                       23              --              --              23
Recognized as components of
   net periodic benefit cost              --            (178)             (5)           (183)
Income tax expense (benefit)              (8)             72              --              64
                                ------------    ------------    ------------    ------------
Balance at September 30, 2008   $        (26)   $      1,248    $         27    $      1,249
                                ============    ============    ============    ============

Note 8:  STATEMENTS OF CASH FLOWS
         ------------------------

       Instruments having an original maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.


       Supplemental disclosures of cash flow information are as follows (in thousands):

                                      Nine Months Ended
                                         September 30,
                                    -----------------------
                                        2009         2008
                                    ----------   ----------
Cash Payments for:
     Interest                       $      524   $      429
     Income Taxes                            5           (2)

 Financing & Investing Activities
  Not Affecting Cash: None

Note 9: RETIREMENT PLANS
        ----------------

       The Company's Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

                              Quarter Ended         Nine Months Ended
                              September 30,           September 30,
                          --------------------------------------------
                             2009        2008       2009        2008
                          --------------------------------------------

   Service cost           $      6    $      5    $     18    $     15
   Interest cost                81          67         244         201
   Expected return on
     plan assets               (39)        (64)       (118)       (193)
   Recognized actuarial
     losses                    104          60         313         180
   Recognized prior
     service cost                1           1           3           3
                          --------    --------    --------    --------

Net pension expense       $    153    $     69    $    460    $    206
                          ========    ========    ========    ========

       Contributions to the pension plan during 2009 paid and expected to be paid are as follows (in thousands):

    Paid in the nine months ended September 30, 2009                    $   146
    Expected to be paid in the balance of 2009                               69
                                                                        -------

    Total expected to be paid in the year ending December 31, 2009      $   215
                                                                        =======

       The Company's contributions to the pension plan in the nine months ended September 30, 2008 were $110,000.

Note 10: DISCONTINUED OPERATIONS
         -----------------------

       On May 15, 2009, the Company entered into an asset purchase agreement with Ronson Aviation and Hawthorne TTN Holding, LLC ("Hawthorne") for the sale of substantially all of the assets of the Company's aviation business (other than specified assets including cash and cash equivalents and accounts receivable). The asset purchase agreement provides for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company. Consummation of the transaction is subject to, among other things, the Company receiving shareholder approval to complete the transaction as well as other customary closing conditions.

       On October 8, 2009, the Company entered into an asset purchase agreement with Zippo for the acquisition of substantially all of the assets of Ronson Consumer Products. The consummation of the transaction is subject, among other things, to the satisfactory completion by Zippo of its environmental due diligence review of the consumer products division, approval by the Company's shareholders, receipt of required third-party consents and various other customary conditions.

       As stated above, each of the Sale Transactions is subject to approval by the Company's shareholders, as to which a preliminary proxy statement on
Schedule 14A has been filed with the SEC and we urge you to read the definitive proxy statement and other relevant documents filed with the SEC when they become available because they will contain important information about the proposed Sale Transactions.

       The carrying amount of the assets and liabilities of discontinued operations at September 30, 2009 and December 31, 2008, were as follows (in thousands):

                                                          September 30,  December 31,
                                                              2009           2008
                                                              ----           ----
Current assets of discontinued operations:
Cash                                                      $         58   $         84
Accounts receivable, net                                         1,305          1,288
Inventories                                                      1,667          1,839
Other current assets                                               847            706
                                                          ------------   ------------
    Total                                                 $      3,877   $      3,917
                                                          ============   ============

Other assets of discontinued operations:
Property, plant and equipment, net                        $      5,452   $      5,783
Other assets                                                     3,920          3,022
                                                          ------------   ------------
    Total                                                 $      9,372   $      8,805
                                                          ============   ============

Current liabilities of discontinued operations:
Short-term debt                                           $      2,307   $      1,472
Current portion of long-term debt & leases                       5,514          5,752
Accounts payable                                                 2,628          2,322
Accrued expenses                                                 1,693          1,594
                                                          ------------   ------------
    Total                                                 $     12,142   $     11,140
                                                          ============   ============

Other long-term liabilities of discontinued operations:
Long-term debt and leases                                 $        110   $        145
Other long-term liabilities                                        384            357
                                                          ------------   ------------
    Total                                                 $        494   $        502
                                                          ============   ============

Net Sales of Discontinued Operations in the periods presented were as follows (in thousands):

                                                   Periods ended September 30,
                                                     2009              2008
                                                     ----              ----
        Three months                               $  4,482         $  5,455
        Nine months                                  14,090           18,766

       The operations of Ronson Consumer Products and Ronson Aviation have been classified as discontinued in all periods presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

       Third Quarter 2009 compared to Third Quarter 2008 and Nine Months 2009 Compared to Nine Months 2008.

       In March 2009, the Company announced its plan to divest Ronson Aviation, Inc. ("Ronson Aviation"). On May 18, 2009, the Company announced that it had entered into an agreement to sell substantially all of the assets of the wholly-owned subsidiary, Ronson Aviation. On October 8, 2009, the Company entered into an agreement to sell substantially all of the assets of Ronson Consumer Products, including both Ronson Consumer Products Corporation ("RCPC") and Ronson Corporation of Canada Ltd. ("Ronson-Canada"). Therefore, the operations of Ronson Consumer Products and Ronson Aviation have been classified as discontinued in the Consolidated Statements of Operations below. The results of continuing operations include only the Company.

       The Company's Loss from Continuing Operations was $(383,000) in the third quarter of 2009 as compared to $(249,000) in the third quarter of 2008. The Company's Loss from Continuing Operations in the nine months of 2009 was $(941,000) as compared to $(822,000) in the nine months of 2008.

       The Company had a Loss from Discontinued Operations in the third quarter of 2009 of $(1,258,000) as compared to $(238,000) in the third quarter of 2008. The Company had a Loss from Discontinued Operations of $(2,592,000) in the nine months of 2009 as compared to $(164,000) in the nine months of 2008.

       The Loss from Discontinued Operations in the third quarter of 2009 included expenses for increased professional fees of $532,000, (before income taxes) consisting of legal fees, fees related to the Chief Restructuring Officer, other increased fees charged by Wells Fargo, and investment banking expenses. In the nine months of 2009, the Company's Loss from Discontinued Operations included a forbearance fee to Wells Fargo of $500,000 (before income taxes) and the increased professional fees of about $1,778,000 (before income taxes).

Continuing Operations

       Because the operations of Ronson Consumer Products and Ronson Aviation are classified as discontinued, the Company's continuing operations are the Company's corporate costs and expenses.

       The Company's General and Administrative Expenses were reduced in the third quarter of 2009 to $294,000 from $334,000 in the third quarter of 2008 and were reduced to $926,000 in the nine months of 2009 from $1,135,000 in the nine months of 2008. These reductions were primarily due to reductions in personnel costs due to staff reductions and salary reductions in the first quarter of 2009.

       The Other-net included increased pension expenses related to the Company's frozen pension plan of $143,000 and $429,000 in the third quarter and nine months of 2009, respectively, as compared to $68,000 and $205,000 in the third quarter and nine months of 2008, respectively.

Discontinued Operations

       As discussed above, the Company's discontinued operations include the operations of Ronson Consumer Products and Ronson Aviation in all periods presented.

       The Company had a Loss from Discontinued Operations in the third quarter of 2009 of $(1,258,000), including an income tax provision of $620,000, as compared to a loss of $(238,000), net of income tax benefits of $88,000 in the third quarter of 2008. The Loss from Discontinued Operations in the third quarter of 2009 included increased costs of about $532,000 in professional fees related to the Wells Fargo forbearance agreement, fees of Getzler Henrich & Associates LLC ("Getzler Henrich") related to the Company's retention of Mr. Joel Getzler of Getzler Henrich as the Company's Chief Restructuring Officer ("CRO"), and investment banking expenses related to the Company's divestiture of Ronson Consumer Products.

       Similarly, the Company had a Loss from Discontinued Operations in the nine months of 2009 of $(2,592,000), net of income tax benefits of $216,000, as compared to a loss of $(164,000), net of income tax expense of $20,000 in the nine months of 2008. The Loss from Discontinued Operations in the nine months of 2009 included increased costs of about $2,278,000 in the following: professional fees related to the Wells Fargo forbearance agreement, a forbearance fee earned by Wells Fargo of $500,000, fees of Getzler Henrich, and investment banking expenses related to the Company's divestiture of Ronson Consumer Products.

       The Loss from Discontinued Operations in the quarter and nine months ended September 30, 2009 and 2008 were composed of the following (in thousands):

                                            Quarter Ended         Nine Months Ended
                                            September 30,           September 30,
                                          2009        2008        2009        2008
                                        --------    --------    --------    --------
 Ronson Consumer Products
 Net sales                              $  2,967    $  2,753    $  8,216    $  9,540
 Gross profit                                928         706       2,459       3,004
 Loss from operations                       (307)       (339)     (1,397)       (419)
 Interest expense                            122          78         317         267
 Other - net                                  95          25         416         191
 Loss before intercompany charges and
   income taxes                             (524)       (442)     (2,130)       (877)
 Income tax benefits (expenses)
 Loss from discontinued operations of       (533)        133          63         274
   Ronson Consumer Products               (1,057)       (309)     (2,067)       (627)
                                        --------    --------    --------    --------

 Ronson Aviation
 Net sales                              $  1,875    $  2,702    $  5,874    $  9,226
 Gross profit                                396         409       1,418       1,726
 Earnings (loss) from operations             (21)        173        (211)        936
 Interest expense                             56          50         165         120
 Other - net                                  36           7         302          83
 Earnings (loss) before intercompany
   charges and income taxes                 (113)        116        (678)        733
 Income tax benefits (expenses)
                                             (86)        (45)        156        (292)
 Earnings (loss) from discontinued
   operations of Ronson Aviation            (199)         71        (522)        465
                                        --------    --------    --------    --------
 Other                                        (2)         --          (3)         (2)
                                        --------    --------    --------    --------
 Loss from discontinued operations      $ (1,258)   $   (238)   $ (2,592)   $   (164)
                                        ========    ========    ========    ========


Increased professional fees related to
financing included in earnings (loss)
from operations above
 Ronson Consumer Products                 $    269   $     --   $    848   $     --

Ronson Aviation                                263         --        930         --
                                          --------   --------   --------   --------
   Total                                  $    532   $     --   $  1,778   $     --
                                          ========   ========   ========   ========


Forbearance fee to Wells Fargo included
in other-net above
 Ronson Consumer Products                 $     22   $     --   $    225   $     --
 Ronson Aviation                                28         --        275         --
                                          --------   --------   --------   --------
   Total                                  $     50   $     --   $    500   $     --
                                          ========   ========   ========   ========

       At Ronson Consumer Products, the lower net sales and gross profit in the nine months of 2009 as compared to the nine months of 2008 were primarily due to the Company's reduced lending availability in the first quarter of 2009. An improvement in the loss from operations in the third quarter and nine months of 2009 as compared to the same period in 2008 due to lower oil prices was offset by the increased professional fees discussed above.

       At Ronson Aviation, the net sales were lower in the third quarter and nine months of 2009 as compared to the same period of 2008 primarily due to the lower prices for aviation fuel and lower volume of fuel sold. The Earnings
(Loss) from Operations were lower in the third quarter of 2009 from the third quarter of 2008 primarily due to the increased professional fees discussed above and the lower volume of aviation fuel sold.

Income Taxes

       The income tax expenses (benefits) in the periods presented were as follows (in thousands):

                              Quarter Ended          Nine Months Ended
                               September 30,           September 30,
                           --------------------------------------------
                             2009        2008        2009        2008
                           --------------------------------------------

 Continuing Operations     $    (74)   $   (182)   $   (480)   $   (598)
Discontinued Operations:
   Ronson Consumer
      Products                  533        (133)        (63)       (274)
   Ronson Aviation               86          45        (156)        292
Other                             1          --           3           2
                           --------    --------    --------    --------
                                620         (88)       (216)         20
                           --------    --------    --------    --------
Total                      $    546    $   (270)   $   (696)   $   (578)
                           ========    ========    ========    ========

       In the third quarter, the Company reviewed the deferred income tax asset and determined that a portion would not be realized and, therefore, the valuation allowance was increased, which increased the income tax expenses, by approximately $922,000 as follows (in thousands):

                  Continuing Operations               $ 118,000
                  Discontinued Operations:
                       Ronson Consumer Products         691,000
                       Ronson Aviation                  113,000
                                                      ---------
                                                        804,000
                                                      ---------
                                                      $ 922,000
                                                      =========

       The portion expected to be realized has been reduced to the amount of the expected gain on the sale of the assets of Ronson Consumer Products and Ronson Aviation.

FINANCIAL CONDITION

       The Company's Stockholders' Deficiency increased to $3,414,000 at September 30, 2009 from $94,000 at December 31, 2008. The increase in the Stockholders' Deficiency was primarily due to the Net Loss in the nine months of 2009. The Company had a deficiency in working capital of $12,357,000 at September 30, 2009, as compared to $8,337,000 at December 31, 2008. The decline in working capital was primarily due to the Loss before Income Taxes of $4,229,000 in the nine months of 2009.

       On May 15, 2009, the Company entered into an asset purchase agreement with Ronson Aviation and Hawthorne TTN Holding, LLC ("Hawthorne") for the sale of substantially all of the assets of the Company's aviation business (other than specified assets including cash and cash equivalents and accounts receivable). The agreement provides for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company. Consummation of the transaction is subject to the approval of the transaction by the Company's shareholders and the satisfaction of the other prior conditions. Several conditions of the transaction, the financing contingency, the due diligence contingency and the agreement of Mercer County, have been satisfied since the beginning of the third quarter.

       On August 12, 2009, the Company announced that it had entered into a non-binding letter of intent with Zippo Manufacturing Company ("Zippo") for the acquisition by Zippo of substantially all of the assets of Ronson Consumer Products as well as intellectual property of the Company. On October 8, 2009, the Company entered into an asset purchase agreement with Zippo for the sale. Zippo will pay the Company $11.1 million in cash for the assets of Ronson Consumer Products subject to adjustment in accordance with the terms of the Consumer Products sale agreement, a minimum of $1.1 million and a maximum of $1.35 million of which will be held in escrow to secure potential indemnification claims against the Company for a period of 12 months (or longer to secure the Company's environmental compliance obligations). At the closing, Zippo will deliver $9.75 million, as adjusted, to Ronson Consumer Products and the remaining $1.1 million and an additional $250,000 will be delivered, in part, to First National Bank of Pennsylvania, as escrow agent, pursuant to an escrow agreement to be entered into between the parties at the closing and, in part, to the trustee under an environmental remediation agreement with the NJDEP.

       The consummation of the transaction is subject, among other things, to satisfactory completion by Zippo of its environmental due diligence review of Ronson Consumer Products, approval by the Company's shareholders, receipt of required third-party consents and various other customary conditions.

       As stated above, each of the Sale Transactions is subject to approval by the Company's shareholders, as to which a preliminary proxy statement on
Schedule 14A has been filed with the SEC and we urge you to read the definitive proxy statement and other relevant documents filed with the SEC when they become available because they will contain important information about the proposed Sale Transactions. The Company anticipates the closing date of the Sale Transactions will be promptly after all conditions are satisfied which we estimate to be in the first quarter of next year.

       The Company currently intends to retain the net cash proceeds and use them to repay outstanding indebtedness secured by the assets sold and pension plan liabilities and accrued expenses (including amounts owed to officers and directors and their affiliates and amounts due in legal, accounting and other professional fees incurred in connection with each of the Sale Transactions) subject to applicable law. Based on the Company's outstanding obligations and estimated obligations through closing, the Company believes that the consummation of both Sale Transactions will result in proceeds sufficient to satisfy the Company's indebtedness secured by the assets sold but not all of the Company's other obligations and, as a consequence, the Company may file a proceeding under the bankruptcy laws, including one under Chapter 7 of Title 11 of the United

States Code, to effectuate a distribution of any net cash proceeds of the Sale Transactions in accordance with the priority scheme set forth under such laws. The Company does not anticipate distribution to the shareholders of the proceeds of the Sale Transactions.

       Previously, on July 22, 2009, the Company had announced that it had executed a non-binding letter of intent to sell Ronson Consumer Products, as well as the related intellectual property owned by the Company, to a European manufacturer of pocket and utility lighters. Details and financial terms were not announced pending negotiation of definitive documentation, which was subject, among other things, to the satisfactory completion of the purchaser's due diligence review of Ronson Consumer Products. In addition to definitive documentation, the consummation of the transaction would have been subject to final approval by the parties' boards of directors and approval by the Company's shareholders, receipt of required third-party consents and various other customary conditions. However, as previously disclosed, on August 6, 2009, the Company was served with a lawsuit in the United States District Court for the Western District of Pennsylvania by Zippo regarding the Company's execution of the non-binding letter of intent with the European purchaser regarding its proposed purchase of Ronson Consumer Products. Zippo claimed that the Company breached alleged obligations to Zippo by accepting the bid of the European purchaser in lieu of Zippo's bid, and sought to enjoin the Company from negotiating the sale with any party other than Zippo. Following the filing of Zippo's suit, the European purchaser with whom the Company had been in discussions withdrew its proposal. Subsequently, August 12, 2009, after discussions with the Company, Zippo dismissed its lawsuit without prejudice and the parties entered into the non-binding letter of intent described above. The Company and the European purchaser have executed mutual releases.

       On November 21, 2008, as a result of events of default under the Credit Agreement, extending to the failure of the Company to meet its minimum tangible net worth requirement as of September 30, 2008 and its minimum net income and minimum net cash flow requirements for the nine months ended September 30, 2008, Wells Fargo advised the Company of an increase in the interest rate on the amounts outstanding under the Credit Agreement by 3%, retroactive to July 1, 2008 as allowed under the terms of the Credit Agreement. Under cross-default provisions in the Company's mortgage loan documentation with Capital One, the events of default under the Credit Agreement with Wells Fargo were events of default under the mortgage loan.

       In December 2008, in response to suggestions from Wells Fargo, the Board began interviewing financial consultants for the Company to assist in managing its operations and cash requirements and on January 6, 2009, the Company engaged Getzler Henrich as its financial consultant.

       On February 20, 2009, the Company received from Wells Fargo an additional notification of Wells Fargo's reservation of rights and remedies relating to the previously identified events of default. The notification further indicated that Wells Fargo was instituting certain restrictions and reducing loan availability.

       On March 30, 2009, Wells Fargo entered into a forbearance agreement with the Company under which Wells Fargo agreed not to assert existing events of default under the Credit Agreement through April 24, 2009 unless earlier terminated if the Company, among other things, were to breach the forbearance agreement. Wells Fargo also agreed to an overadvance facility in the amount of $500,000 to supplement the Company's credit line. The forbearance agreement was subsequently amended on each of April 24, April 29, May 4, May 27, July 2, July 16, July 31 and November 5, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability (the original agreement together with all amendments, collectively, the "Forbearance Agreement"). Under the amendment dated November 5, 2009, Wells Fargo increased the maximum amount of the Company's overadvance facility to $2.0 million and also agreed to extend the forbearance period to December 31, 2009 if certain conditions relating to the Company's proposed sale of Ronson Aviation and the proposed sale of Ronson Consumer Products are satisfied.

       Also, on March 30, 2009, the Company expanded the scope of the engagement of Getzler Henrich and, in accordance with its obligations under the Forbearance Agreement, retained Joel Getzler of Getzler Henrich as the Company's CRO responsible for operations, finance, accounting and related administrative issues, subject to the authority of and reporting to the Board of Directors. Pursuant to the engagement, Mr. Getzler has agreed to act as CRO during the period that Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund the Company's cash flow needs.

       Under cross-default provisions in the Company's mortgage loan from Capital One, the events of default under the Wells Fargo facility are an event of default under the mortgage loan. Capital One has not accelerated any payments under the mortgage loan. At September 30, 2009, the amounts of the outstanding indebtedness to Wells Fargo and Capital One were $5,936,000 and $2,138,000, respectively.

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

       Based on the amount of the loans outstanding and the levels of accounts receivable and inventory and the available overadvance facility at September 30, 2009, the Company's subsidiaries had unused borrowings available at September 30, 2009 of about $227,000 under the Wells Fargo line of credit.

       The Company's Accounts Payable and the Accrued Expenses increased due primarily to deferred costs of: professional and consulting fees, the Wells Fargo forbearance fee, the Getzler Henrich signing bonus, and certain salaries and benefits.

       The Company's Other Assets decreased from December 31, 2008 to September 30, 2009 because increases due to deferral of costs incurred related to the sale of Ronson Consumer Products and Ronson Aviation were offset by the increase in the valuation allowance related to the deferred income tax assets.

       The components of the Current Assets of Discontinued Operations, the Other Assets of Discontinued Operations, the Current Liabilities of Discontinued Operations, and the Other Long-term Liabilities of Discontinued Operations are summarized in Note 10 of the Notes to the Consolidated Financial Statements.

       The Other Assets of Discontinued Operations increased from December 31, 2008 to September 30, 2009 primarily due to the deferral of costs incurred related to the sale of the assets of Ronson Consumer Products and Ronson Aviation and to the increased deferred income tax assets due to operating losses incurred.

       The Company's cash flow from changes in current assets and current liabilities increased in the nine months of 2009 as compared to the nine months of 2008 due to the increased Accounts Payable and Accrued Expenses discussed above. The increased Cash Flow from Operating Activities from Discontinued Operations was primarily due to the increased Accounts Payable and Accrued Expenses of Discontinued Operations. The Cash Flow from Financing Activities of Discontinued Operations in the nine months of 2009 was due primarily to the increase in the total loan from Wells Fargo as a result of the overadvance facilities in 2009.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

       There has been no significant change in the Company's exposure to market risk during the first nine months of 2009. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

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


                                              RONSON CORPORATION



Date:  November 20, 2009                      /s/ Joel Getzler
                                              ---------------------------------
                                              Joel Getzler
                                              Chief Restructuring Officer

                                              (Signing as Duly Authorized
                                              Officer of the Registrant)



Date:  November 20, 2009                      /s/ Daryl K. Holcomb
                                              ---------------------------------
                                              Daryl K. Holcomb, Vice President,
                                              Chief Financial Officer and
                                              Controller

                                              (Signing as Chief Financial
                                              Officer of the Registrant)