Form 10-Q/A
period 2009-03-31
RONSON CORP
filed 2009-12-01
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-Q/A
                                (Amendment No.1)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009
                                                 --------------

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


                3 Ronson Rd., P.O. Box 3000, Woodbridge, NJ 07095
================================================================================
                    (Address of principal executive offices)


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

                                EXPLANATORY NOTE

      Ronson Corporation (the "Company") is filing this Amendment No. 1 (this "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 ("1st Quarter 10-Q"), which was originally filed on May 20, 2009, to address comments from the staff (the "Staff") of the Securities and Exchange Commission in connection with the Staff's regular periodic review of the Company's filings and to provide consistent presentation of financial information in the Company's periodic filings.

      As a result of comments received from the Staff, the Company has reevaluated its classification of debt and has determined that the Company should restate its consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K ("2008 10-K") to reclassify certain Long-term Debt as Current Liabilities and to make corresponding revisions to other portions of the 2008 10-K including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations and Controls and Procedures. The Company has filed an Amendment No. 1 to the 2008 10-K to effect such revisions.

      In order to provide consistent presentation of financial information in our periodic filings we are filing this Form 10-Q/A to make comparable revisions to the 1st Quarter 10-Q. The Form 10-Q/A restates the consolidated financial statements, as discussed above, to reclassify certain Long-term Debt as Current Liabilities, revises Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 4T - Controls and Procedures and the Certifications which are dated currently. Except as discussed above, the Company has not modified or updated disclosures presented in the 1st Quarter 10-Q except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 1st Quarter 10-Q or modify or update those disclosures affected by subsequent events or discoveries and information contained in the 1st Quarter 10-Q and not affected by these restatements and reclassifications are unchanged. Events occurring after the filing of the 1st Quarter 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the 1st Quarter 10-Q.

      This Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the 1st Quarter 10-Q, including any amendments to those filings.

                               RONSON CORPORATION

                                FORM 10-Q/A INDEX
                                -----------------


PART I - FINANCIAL INFORMATION:                                          PAGE
                                                                         ----

       ITEM 1 - FINANCIAL STATEMENTS:

                      CONSOLIDATED BALANCE SHEETS:
                        MARCH 31, 2009 AND DECEMBER 31, 2008               4

                      CONSOLIDATED STATEMENTS OF OPERATIONS:
                        QUARTER ENDED MARCH 31, 2009 AND 2008              5

                      CONSOLIDATED STATEMENTS OF CASH FLOWS:
                        QUARTER ENDED MARCH 31, 2009 AND 2008              6

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     15

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                                 21

       ITEM 4T - CONTROLS AND PROCEDURES                                  21

PART II - OTHER INFORMATION:

       ITEM 6 - EXHIBITS                                                  22

SIGNATURES                                                                23

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                      March 31,    December 31,
                                                        2009           2008
                                                    ------------   ------------
                                                    (unaudited)
                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                          $         --   $          7
 Accounts receivable, net                                    608            973
 Inventories:
  Finished goods                                             588          1,120
  Work in process                                             11             12
  Raw materials                                              472            435
                                                    ------------   ------------
                                                           1,071          1,567
 Other current assets                                        445            446
 Current assets of discontinued operations                   964          1,115
                                                    ------------   ------------
        TOTAL CURRENT ASSETS                               3,088          4,108
                                                    ------------   ------------

Property, plant and equipment, at cost:
 Land                                                          6              6
 Buildings and improvements                                2,189          2,193
 Machinery and equipment                                   5,911          5,918
 Construction in progress                                    125            125
                                                    ------------   ------------
                                                           8,231          8,242
Less accumulated depreciation and amortization             6,036          5,961
                                                    ------------   ------------
                                                           2,195          2,281

Other assets                                               4,281          3,441
Other assets of discontinued operations                    4,971          5,007
                                                    ------------   ------------
                                                    $     14,535   $     14,837
                                                    ============   ============
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
 Short-term debt                                    $      1,317   $      1,689
 Current portion of long-term debt and leases              2,885          2,934
 Accounts payable                                          3,135          2,326
 Accrued expenses                                          1,728          1,104
 Current liabilities of discontinued operations            4,445          4,392
                                                    ------------   ------------
        TOTAL CURRENT LIABILITIES                         13,510         12,445
                                                    ------------   ------------

Long-term debt and leases                                    141            151
Other long-term liabilities                                2,133          2,146
Other long-term liabilities of discontinued
 operations                                                  188            189

STOCKHOLDERS' DEFICIENCY:
 Common stock                                              5,173          5,173
 Additional paid-in capital                               30,004         29,998
 Accumulated deficit                                     (32,304)       (30,893)
 Accumulated other comprehensive loss                     (2,713)        (2,775)
                                                    ------------   ------------
                                                             160          1,503
 Less cost of treasury shares                              1,597          1,597
                                                    ------------   ------------
        TOTAL STOCKHOLDERS' DEFICIENCY                    (1,437)           (94)
                                                    ------------   ------------
                                                    $     14,535   $     14,837
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

                                              Three Months Ended
                                                  March 31,
                                           ------------------------
                                             2009          2008
                                           ----------    ----------

NET SALES                                  $    1,742    $    3,345
                                           ----------    ----------

Cost and expenses:
 Cost of sales                                  1,533         2,150
 Selling, shipping and advertising                649           906
 General and administrative                     1,191           735
 Depreciation and amortization                     90           105
                                           ----------    ----------
                                                3,463         3,896
                                           ----------    ----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST AND OTHER ITEMS               (1,721)         (551)
                                           ----------    ----------

Other expense:
 Interest expense                                 104           134
 Other-net                                        628            98
                                           ----------    ----------
                                                  732           232
                                           ----------    ----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                           (2,453)         (783)

Income tax benefits                              (875)         (153)
                                           ----------    ----------

LOSS FROM CONTINUING OPERATIONS                (1,578)         (630)

Earnings from discontinued operations
 (net of tax benefits of $(72) and $(9))          167           369
                                           ----------    ----------

NET LOSS                                   $   (1,411)   $     (261)
                                           ==========    ==========

NET EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Loss from continuing operations            $    (0.31)   $    (0.12)
Earnings from discontinued operations            0.03          0.07
                                           ----------    ----------
Net loss                                   $    (0.28)   $    (0.05)
                                           ==========    ==========

Diluted:
Loss from continuing operations            $    (0.31)   $    (0.12)
Earnings from discontinued operations            0.03          0.07
                                           ----------    ----------
Net loss                                   $    (0.28)   $    (0.05)
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

      Going Concern and Management's Response - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the Quarter ended March 31, 2009, the Company had a Loss from Continuing Operations of $1,578,000 and a Net Loss of $1,411,000 and had a Net Loss of $1,652,000 for the year ended December 31, 2008. At March 31, 2009, the Company had both a deficiency in working capital and a Stockholders' Deficit. In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at March 31, 2009 and December 31, 2008, (refer to Note 3). As a result of the violations of certain debt covenants, the long-term portions ($3,118,000 and $5,296,000 at March 31,2009 and December 31, 2008, respectively) of term loans was classified as Current Portion of Long-term Debt (refer to Note 10 below).

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

Note 2:  PER COMMON SHARE DATA
         ---------------------

      The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

                                                                Quarter Ended March 31,
                                        --------------------------------------------------------------------------
                                                       2009                                   2008
                                        -----------------------------------    -----------------------------------
                                                                    Per                                     Per
                                        Earnings                   Share       Earnings                    Share
                                         (Loss)       Shares       Amount       (Loss)       Shares        Amount
                                        ---------    ---------    ---------    ---------    ---------    ---------
Loss from continuing operations         $  (1,578)       5,084    $    (.31)   $    (630)       5,084    $    (.12)
Earnings from discontinued operations         167        5,084          .03          369        5,084          .07
                                        ---------                 ---------    ---------                 ---------

BASIC                                   $  (1,411)       5,084    $    (.28)   $    (261)       5,084    $    (.05)
                                        =========    =========    =========    =========    =========    =========
Effect of dilutive securities,
   Stock options (1)                                        --                                     --
                                                     ---------                              ---------
Continuing operations                   $  (1,578)       5,084    $    (.31)   $    (630)       5,084    $    (.12)
Earnings from discontinued operations         167        5,084          .03          369        5,084          .07
                                        ---------                 ---------    ---------                 ---------

DILUTED                                 $  (1,411)       5,084    $    (.28)   $    (261)       5,084    $    (.05)
                                        =========    =========    =========    =========    =========    =========

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

      On March 30, 2009, the Company, its subsidiaries and Wells Fargo entered into a forbearance agreement, subsequently amended, under which Wells Fargo has agreed not to assert existing events of default under the Company's credit facilities with Wells Fargo through June 12, 2009, or such earlier date determined under the forbearance agreement. The forbearance period may terminate earlier if, among other events, the Company breaches the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the Company fails to employ a Chief Restructuring Officer or the Company fails actively to pursue alternative financing or divestiture of the Company's aviation division. During the forbearance period, Wells Fargo will make available to the Company an overadvance facility in the amount of up to $500,000 to supplement the Company's credit line, the maximum amount of which has been adjusted to $2.5 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $450,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo.

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

      As a result of the Events of Default discussed in Note 3 above and the likelihood that the Company would not attain compliance with the financial covenants within one year, the long-term portion of the Equipment Term Loan ($536,000) and the long-term portion of the Real Estate Term Loan ($2,582,000) have been included in the Current Portion of Long Term Debt.

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

      Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

                           Quarter Ended March 31, 2009 and 2008
                           -------------------------------------

                                                                                Accumulated
                             Foreign Currency       Net            Prior           Other
                                Translation       Pension         Service      Comprehensive
                                Adjustments        Loss             Cost           Loss
                                ------------    ------------    ------------    ------------
Balance at December 31, 2008    $         (4)   $      2,752    $         27    $      2,775
Current period loss                        2              --              --               2
Recognized as components of
   net periodic benefit cost              --            (104)             (1)           (105)
Income tax expense (benefits)             (1)             41               1              41
                                ------------    ------------    ------------    ------------
Balance at March 31, 2009       $         (3)   $      2,689    $         27    $      2,713
                                ============    ============    ============    ============

Balance at December 31, 2007    $        (41)   $      1,354    $         32    $      1,345
Current period loss                       13              --              --              13
Recognized as components of
   net periodic benefit cost              --             (60)             (1)            (61)
Income tax expense
   (benefits)                             (4)             25              (1)             20
                                ------------    ------------    ------------    ------------
Balance at March 31, 2008       $        (32)   $      1,319    $         30    $      1,317
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

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                      Quarter Ended
                                        March 31,
                                 -----------------------
                                    2009         2008
                                 ----------   ----------
Cash Payments for:
     Interest                    $      185   $      146
     Income Taxes                        --           --

 Financing & Investing Activities
  Not Affecting Cash: None

Note 9:  RETIREMENT PLANS
         ----------------

      The Company's Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

                                      Quarter Ended
                                        March 31,
                                 ------------------------
                                    2009          2008
                                 ----------    ----------

Service cost                     $        6    $        5
Interest cost                            81            67
Expected return on plan assets          (39)          (64)
 Recognized actuarial losses            104            60
 Recognized prior service cost            1             1
                                 ----------    ----------
Net pension expense              $      153    $       69
                                 ==========    ==========

      Contributions to the pension plan during 2009 are expected to be as follows (in thousands):

      Paid in the three months ended March 31, 2009                       $  59
      Expected to be paid in the balance of 2009                            183
                                                                          -----

      Total expected to be paid in the year ending December 31, 2009      $ 242
                                                                          =====

      The Company's contributions to the pension plan in the three months ended March 31, 2008 were $48,000.

Note 10: RESTATEMENT
         -----------

      The Company has reviewed and revised its classification as Long-term debt of the portion of the loans from Wells Fargo that would have been due, according to the terms of the agreements, after March 31, 2010. Because of the existing Events of Default related to the Wells Fargo credit agreement and the likelihood that the Company would not attain compliance within one year with the financial covenants under the Wells Fargo agreement, the Company adjusted the Current Portion of Long-term Debt and Long-term Debt in the Consolidated Balance Sheets at March 31, 2009 and by December 31, 2008.

Classifying as current the amount previously classified as long-term as follows (in thousands):

                                 MARCH 31, 2009

                                                   As
                                               Previously
                                                Reported  Adjustment  Restated
                                                --------  ----------  --------
Current Portion of Long-term Debt and Leases     $ 2,349   $   536    $ 2,885
Current Liabilities of Discontinued Operations     1,863     2,582      4,445
Total Current Liabilities                         10,392     3,118     13,510
Long-term Debt and Leases                            677      (536)       141
Other Long-term Liabilities of Discontinued
Operations                                         2,770    (2,582)       188

The adjustment is composed of the previously reported long-term portion of the Long-term Debt, as follows (in thousands):

Wells Fargo
     Equipment           $  536
     Real Estate          2,582
                         ------
                         $3,118
                         ======

                                DECEMBER 31, 2008

                                                   As
                                               Previously
                                                Reported  Adjustment  Restated
                                                --------  ----------  --------
Current Portion of Long-term Debt and Leases     $   268   $ 2,666    $ 2,934
Current Liabilities of Discontinued Operations     1,762     2,630      4,392
Total Current Liabilities                          7,149     5,296     12,445
Long-term Debt and Leases                          2,817    (2,666)       151
Other Long-term Liabilities of Discontinued
Operations                                         2,819    (2,630)       189

The adjustment is composed of the previously reported long-term portion of the Long-term Debt, as follows (in thousands):

Wells Fargo
     Equipment             $  578
     Real Estate            2,630
                           ------
                            3,208
                           ------
     Capital One            2,088
                           ------
                           $5,296
                           ======

The following Notes to the Consolidated Financial Statements have been restated to reflect the above adjustments.

Note 1: Accounting Policies
Note 4: Long-term Debt

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

      First Quarter 2009 compared to First Quarter 2008.

      In March 2009, the Company announced its plan to divest its wholly-owned subsidiary, Ronson Aviation, Inc. ("Ronson Aviation"). On May 15, 2009, the Company announced it entered into an agreement to sell substantially all of the assets of Ronson Aviation. Therefore, the operations of Ronson Aviation have been classified as discontinued in the Consolidated Statements of Operations below. The results of continuing operations include the Company and Ronson Consumer Products.

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

      Net Sales of consumer products at Ronson Consumer Products Corporation ("RCPC"), Woodbridge, New Jersey, and Ronson Corporation of Canada Ltd. ("Ronson-Canada"), Mississauga, Ontario, (together "Ronson Consumer Products") decreased by 48% in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to the Company's restricted lending availability. This decrease of 48% was almost entirely due to a lower volume of products sold.

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

FINANCIAL CONDITION

      The Company's Stockholders' Deficiency increased to $1,437,000 at March 31, 2009 from $94,000 at December 31, 2008. The increase in the Stockholders' Deficiency was primarily due to the Net Loss in the first quarter of 2009. The Company had a deficiency in working capital of $10,422,000 at March 31, 2009, as compared to $8,337,000 at December 31, 2008. The decline in working capital was primarily due to the Loss before Income Taxes of $2,358,000 in the first quarter of 2009.

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

      The revolving credit facility with Wells Fargo required the Company, for the quarter ended March 31, 2009, to maintain Tangible Net Worth (Deficit) (as defined in the facility) of not less than $(1,650,000), to achieve Net Income
(Loss) (as defined in the facility) for the period from January 1, 2009 to such date of not less than $(530,000) and to achieve Net Cash Flow (as defined in the facility) for the period from January 1, 2009 to such date of $(355,000). The Company's actual performance for the quarter resulted in:

      o Tangible Net Worth (Deficit) of $(8,028,000) (consisting of Book Net Worth (Deficit) of $(1,437,000) minus Intangible Assets of $6,591,000, as defined in the facility);

      o Net Income (Loss) for the three-month period of $(1,411,000) (consisting of net income from continuing operations, including extraordinary losses but excluding extraordinary gains);

      o Net Cash Flow for the three-month period of $(1,261,000) (consisting of Net Income, plus depreciation and amortization of $167,000 and periodic pension expense of $154,000, minus unfinanced capital expenditures of $4,000, pension plan payments of $59,000 and current maturities of long-term debt of $108,000, as defined in the facility).

Accordingly, the Company was not in compliance with its covenants to Wells Fargo as of March 31, 2009, regarding Tangible Net Worth, Net Income and Net Cash Flow.

      As a result of the Events of the Default under the Wells Fargo agreement discussed above and the likelihood that the Company would not attain compliance with the Wells Fargo financial covenants within one year, the long-term portion of the Equipment Term Loan $(536,000) and the long-term portion of the Real Estate Term Loan $(2,582,000) have been included in Current Liabilities. Under cross-default provisions in the Company's mortgage loan from Capital One, the events of default under the Wells Fargo facility are an event of default under the mortgage loan. Capital One has not accelerated any payments under the mortgage loan. At March 31, 2009, the amounts of the outstanding indebtedness to Wells Fargo and Capital One were $4,464,000 and $2,131,000, respectively.

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

      During the forbearance period, Wells Fargo will make available to the Company an overadvance facility in the amount of up to $500,000 to supplement the Company's credit line, the maximum amount of which has been adjusted to $2.5 million. During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank's prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $450,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or payment of all amounts owed to Wells Fargo.

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

      The Company's CEO and CFO reviewed whether the restatement of the Company's consolidated financial statements for the quarter ended March 31, 2009 and the fiscal year ended December 31, 2008, as described in the Explanatory Note above and Note 10 to the consolidated financial statements, affected their conclusions that the Company's disclosure controls and procedures, as of March 31, 2009, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our CEO and CFO noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our CEO and CFO to allow timely decisions regarding required disclosure. Rather, the restatements resulted from an interpretation of the guidance provided in Emerging Issues Task Force Statement 86-30 that resulted in the incorrect classification of certain liabilities as long-term when they properly should have been classified as current. Therefore, based on that review, the Company's management, including the CEO and CFO determined that its prior conclusions, that the Company's disclosure controls and procedures were effective as of March 31, 2009, had not changed.

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


                                             RONSON CORPORATION



Date:  November 23, 2009                     /s/ Louis V. Aronson II
                                             ---------------------------------
                                             Louis V. Aronson II, President
                                             & Chief Executive Officer

                                             (Signing as Duly Authorized
                                             Officer of the Registrant)



Date:  November 23, 2009                     /s/ Daryl K. Holcomb
                                             ---------------------------------
                                             Daryl K. Holcomb, Vice President,
                                             Chief Financial Officer and
                                             Controller

                                             (Signing as Chief Financial
                                             Officer of the Registrant)