Form 10-Q/A
period 2009-06-30
RONSON CORP
filed 2009-12-01
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

       Ronson Corporation (the "Company") is filing this Amendment No. 1 (this "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 ("2nd Quarter 10-Q"), which was originally filed on August 19, 2009, to address comments from the staff (the "Staff") of the Securities and Exchange Commission in connection with the Staff's regular periodic review of the Company's filings and to provide consistent presentation of financial information in the Company's periodic filings.

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

       In order to provide consistent presentation of financial information in our periodic filings we are filing this Form 10-Q/A to make comparable revisions to the 2nd Quarter 10-Q. The Form 10-Q/A restates the consolidated financial statements, as discussed above, to reclassify certain Long-term Debt as Current Liabilities, revises Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 4T - Controls and Procedures and the Certifications which are dated currently. Except as discussed above, the Company has not modified or updated disclosures presented in the 2nd Quarter 10-Q except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 2nd Quarter 10-Q or modify or update those disclosures affected by subsequent events or discoveries and information contained in the 2nd Quarter 10-Q and not affected by these restatements and reclassifications are unchanged. Events occurring after the filing of the 2nd Quarter 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the 2nd Quarter 10-Q.

       This Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the 2nd Quarter 10-Q, including any amendments to those filings.

                               RONSON CORPORATION

                                FORM 10-Q/A INDEX
                                -----------------


PART I - FINANCIAL INFORMATION:                                         PAGE
                                                                        ----

       ITEM 1 - FINANCIAL STATEMENTS:

                      CONSOLIDATED BALANCE SHEETS:
                        JUNE 30, 2009 AND DECEMBER 31, 2008               4

                      CONSOLIDATED STATEMENTS OF OPERATIONS:
                        QUARTER ENDED JUNE 30, 2009 AND 2008              5
                        SIX MONTHS ENDED JUNE 30, 2009 AND 2008           6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS:
                        SIX MONTHS ENDED JUNE 30, 2009 AND 2008           7

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          8


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    17

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                                23

       ITEM 4T - CONTROLS AND PROCEDURES                                 23

PART II - OTHER INFORMATION:

       ITEM 6 - EXHIBITS                                                 24

SIGNATURES                                                               25

PART I  - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

              RONSON CORPORATION AND ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in thousands of dollars)

                                                     June 30,      December 31,
                                                       2009            2008 *
                                                   ------------    ------------
                                                   (unaudited)
                   ASSETS
CURRENT ASSETS:
 Other current assets                              $        200    $        191
 Current assets of discontinued operations                4,271           3,917
                                                   ------------    ------------
        TOTAL CURRENT ASSETS                              4,471           4,108
                                                   ------------    ------------

Property, plant and equipment, at cost:
 Buildings and improvements                                  93              93
 Machinery and equipment                                    137             200
                                                   ------------    ------------
                                                            230             293
Less accumulated depreciation and amortization              201             233
                                                   ------------    ------------
                                                             29              60

Other assets                                              2,795           1,864
Other assets of discontinued operations                   8,811           8,805
                                                   ------------    ------------
                                                   $     16,106    $     14,837
                                                   ============    ============
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
 Short-term debt                                   $        300    $        275
 Current portion of long-term debt                            3              11
 Accounts payable                                         1,527             580
 Accrued expenses                                         1,399             439
 Current liabilities of discontinued operations          12,279          11,140
                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES                        15,508          12,445
                                                   ------------    ------------

Long-term debt                                               13              14
Other long-term liabilities                               1,937           1,970
Other long-term liabilities of discontinued
 operations                                                 496             502

STOCKHOLDERS' DEFICIENCY:
 Common stock                                             5,173           5,173
 Additional paid-in capital                              30,006          29,998
 Accumulated deficit                                    (32,785)        (30,893)
 Accumulated other comprehensive loss                    (2,645)         (2,775)
                                                   ------------    ------------
                                                           (251)          1,503
 Less cost of treasury shares                             1,597           1,597
                                                   ------------    ------------
        TOTAL STOCKHOLDERS' DEFICIENCY                   (1,848)            (94)
                                                   ------------    ------------
                                                   $     16,106    $     14,837
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

                                                      Quarter Ended
                                                         June 30,
                                               ----------------------------
                                                   2009           2008 *
                                               ------------    ------------

NET SALES                                      $         --    $         --
                                               ------------    ------------

Cost and expenses:
 General and administrative                             293             367
 Depreciation and amortization                           15              14
                                               ------------    ------------
                                                        308             381
                                               ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST AND OTHER ITEMS                       (308)           (381)
                                               ------------    ------------

Other expense:
 Interest expense                                        15              21
 Other-net                                              137              60
                                               ------------    ------------
                                                        152              81
                                               ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                   (460)           (462)

Income tax benefits                                    (194)           (194)
                                               ------------    ------------

LOSS FROM CONTINUING OPERATIONS                        (266)           (268)

Earnings (loss) from discontinued operations
 (net of tax provision (benefit) of $(101)
 and $48)                                              (215)             30
                                               ------------    ------------

NET LOSS                                       $       (481)   $       (238)
                                               ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Loss from continuing operations                $      (0.05)   $      (0.05)
Earnings (loss) from discontinued operations          (0.04)             --
                                               ------------    ------------
Net loss                                       $      (0.09)   $      (0.05)
                                               ============    ============

Diluted:
Loss from continuing operations                $      (0.05)   $      (0.05)
Earnings (loss) from discontinued operations          (0.04)             --
                                               ------------    ------------
Net loss                                       $      (0.09)   $      (0.05)
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

                                                    Six Months Ended
                                                        June 30,
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

                                                          Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                         2009         2008 *
                                                    ------------   ------------
Cash Flows from Operating Activities:
Net loss                                            $     (1,892)  $       (499)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                30             25
 Stock option expense                                          8             --
 Deferred income tax benefits                             (1,077)          (413)
 Increase (decrease) in cash from changes in:
  Current assets and current liabilities                   1,898           (153)
  Other non-current assets and other long-term
   liabilities                                               (72)           (10)
 Net change in pension-related accounts                      179             65
 Discontinued operations                                     277            703
                                                    ------------   ------------
          Net cash used in operating activities             (649)          (282)
                                                    ------------   ------------

Cash Flows from Investing Activities:
 Capital expenditures                                         (2)            (5)
 Discontinued operations                                     (22)           (71)
                                                    ------------   ------------
      Net cash used in investing activities                  (24)           (76)
                                                    ------------   ------------


Cash Flows from Financing Activities:
 Proceeds from short-term debt                                25             --
 Payments of short-term debt                                  --            (30)
 Payments of long-term debt                                   (6)            (9)
 Discontinued operations                                     654            413
                                                    ------------   ------------
          Net cash provided by financing activities          673            374
                                                    ------------   ------------

Net increase in cash and cash equivalents                     --             16

Cash and cash equivalents at beginning of period              --             22
                                                    ------------   ------------

Cash and cash equivalents at end of period          $         --   $         38
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

       Going Concern and Management's Response - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2009, the Company had a Loss from Continuing Operations of $558,000 and a Net Loss of $1,892,000 and had a Net Loss of $1,652,000 for the year ended December 31, 2008. At June 30, 2009, the Company had both a deficiency in working capital and a Stockholders' Deficit. In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at June 30, 2009 and December 31, 2008, (refer to Note 3). As a result of the violations of certain debt covenants, the long-term portions ($3,057,000 and $5,296,000 at June 30, 2009 and December 31, 2008, respectively) of term loans was classified as Current Portion of Long-term Debt (refer to Note 11 below).

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

       The Company has evaluated events and transactions that occurred between June 30, 2009, and August 19, 2009, which is the date the financial statements were issued, for possible disclosure and recognition in the financial statements. See Note 10 below for subsequent events.

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

Note 3:  SHORT-TERM DEBT
         ---------------

       On May 30, 2008, the Company and Ronson Consumer Products Corporation ("RCPC"), Ronson Aviation, and Ronson Corporation of Canada Ltd. ("Ronson - Canada") (collectively, the "Borrowers") entered into a secured revolving credit facility with Wells Fargo. The credit facility consisted of (1) a revolving line of credit of up to $4.0 million, now $3.0 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500. Availability under the credit facility is determined based on the value of the Borrowers' receivables and inventory, and other factors, as set forth in the credit and security agreement. The Company is a guarantor of the obligations under the credit facility. Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than
(1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company's interest in Ronson-Canada.

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

Note 4:  LONG-TERM DEBT
         --------------

       In September 2006, RCPC entered into a mortgage loan agreement with Capital One, N.A. ("Capital One"), for $2,200,000. The mortgage loan had a balance of $2,134,000 at June 30, 2009, and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation.

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

       As stated in Note 3 above, the Company was notified in November 2008 that Events of Default under the Wells Fargo credit agreement had occurred. Under cross- default provisions of the Capital One mortgage loan agreement, these Events of Default under the Wells Fargo agreement could result in an event of default under the Capital One mortgage loan agreement.

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

       As a result of the Events of Default discussed in Note 3 above and the likelihood that the Company would not attain compliance with the financial covenants within one year, the long-term portion of the Equipment Term Loan ($508,000) and the long-term portion of the Real Estate Term Loan ($2,549,000) have been included in the Current Liabilities of Discontinued Operations.

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
                               ============    ============    ============    ============

Note 8:  STATEMENTS OF CASH FLOWS
         ------------------------

       Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows. Supplemental disclosures of cash flow information are as follows (in thousands):
                                        Six Months Ended
                                            June 30,
                                    -----------------------
                                        2009         2008
                                    ----------   ----------
Cash Payments for:
     Interest                       $      343   $      297
     Income Taxes                            2           (7)

 Financing & Investing Activities
  Not Affecting Cash: None

Note 9:    RETIREMENT PLANS
           ----------------

       The Company's Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

                            Quarter Ended           Six Months Ended
                                June 30,                June 30,
                          --------------------------------------------
                            2009        2008        2009        2008
                          --------------------------------------------

   Service cost           $      6    $      5    $     12    $     10
   Interest cost                81          67         163         134
   Expected return on
     plan assets               (39)        (64)        (79)       (129)
   Recognized actuarial
     losses                    104          60         209         120
   Recognized prior
     service cost                1           1           2           2
                          --------    --------    --------    --------

Net pension expense       $    153    $     69    $    307    $    137
                          ========    ========    ========    ========

       Contributions to the pension plan during 2009 paid and expected to be paid are as follows (in thousands):

    Paid in the six months ended June 30, 2009                          $ 107
    Expected to be paid in the balance of 2009                            107
                                                                        -----

    Total expected to be paid in the year ending December 31, 2009      $ 214
                                                                        =====

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

Note 11: RESTATEMENT
         -----------

       The Company has reviewed and revised its classification as Long-term Debt of the portion of the loans from Wells Fargo that would have been due, according to the terms of the agreements, after June 30, 2010. Because of the existing Events of Default related to the Wells Fargo credit agreement and the likelihood that the Company would not attain compliance within one year with the financial covenants under the Wells Fargo agreement, the Company adjusted the Current Liabilities of Discontinued Operations and Other Long-term Liabilities of Discontinued Operations in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, classifying as current the amount previously classified as long-term as follows (in thousands):

                                  JUNE 30, 2009

                                    As
                                 Previously
                                  Reported    Adjustment     Restated
                                  --------    ----------     --------
Current Liabilities of
Discontinued Operations          $    9,222   $    3,057    $   12,279
Total Current Liabilities            12,451        3,057        15,508
Other Long-term Liabilities of
Discontinued Operations               3,553       (3,057)          496

The adjustment is composed of the previously reported Other Long-term Liabilities of Discontinued Operations, as follows (in thousands):

Wells Fargo
     Equipment                 $  508
     Real Estate                2,549
                               ------
                               $3,057
                               ======

                                DECEMBER 31, 2008

                                       As
                                   Previously
                                    Reported    Adjustment     Restated
                                    --------    ----------     --------
Current Liabilities of
Discontinued Operations             $ 5,844     $  5,296       $ 11,140
Other Long-term Liabilities of
Discontinued Operations               5,798       (5,296)           502

The adjustment is composed of the previously reported long-term portion of the Long-term Debt, as follows (in thousands):

Wells Fargo
     Equipment              $  578
     Real Estate             2,630
                            ------
                             3,208
     Capital One             2,088
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

       The Loss from Discontinued Operations in the second quarter of 2009 included expenses for increased professional fees of $654,000, (about $393,000 net of income taxes) consisting of legal fees, fees related to the Chief Restructuring Officer, other increased fees charged by Wells Fargo, and investment banking expenses. In the first half of 2009, the Company's Loss from Discontinued Operations included a forbearance fee to Wells Fargo of $450,000 (about $270,000 net of income taxes) and the increased professional fees of about $1,246,000 (about $748,000 net of income taxes).

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

FINANCIAL CONDITION

       The Company's Stockholders' Deficiency increased to $1,848,000 at June 30, 2009 from $94,000 at December 31, 2008. The increase in the Stockholders' Deficiency was primarily due to the Net Loss in the first half of 2009. The Company had a deficiency in working capital of $11,037,000 at June 30, 2009, as compared to $8,337,000 at December 31, 2008. The decline in working capital was primarily due to the Loss before Income Taxes of $3,134,000 in the first half of 2009.

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

       The revolving credit facility with Wells Fargo required the Company, for the quarter ended June 30, 2009, to maintain Tangible Net Worth (Deficit) (as defined in the facility) of not less than $(1,650,000), to achieve Net Income
(Loss) (as defined in the facility) for the period from January 1, 2009 to such date of not less than $(530,000) and to achieve Net Cash Flow (as defined in the facility) for the period from January 1, 2009 to such date of $(355,000). The Company's actual performance for the quarter resulted in:

       o Tangible Net Worth (Deficit) of $(8,933,000) (consisting of Book Net Worth (Deficit) of $(1,848,000) minus Intangible Assets of $7,085,000, as defined in the facility);

       o Net Income (Loss) for the six-month period of $(1,892,000) (consisting of net income from continuing operations, including extraordinary losses but excluding extraordinary gains);

       o Net Cash Flow for the six-month period of $(1,569,000) (consisting of Net Income, plus depreciation and amortization of $335,000 and periodic pension expense of $305,000, minus unfinanced capital expenditures of

              $24,000, pension plan payments of $107,000 and current maturities of long-term debt of $186,000, as defined in the facility).

Accordingly, the Company was not in compliance with its covenants to Wells Fargo as of June 30, 2009, regarding Tangible Net Worth, Net Income and Net Cash Flow.

       As a result of the Events of the Default under the Wells Fargo agreement discussed above and the likelihood that the Company would not attain compliance with the Wells Fargo financial covenants within one year, the long-term portion of the Equipment Term Loan $(508,000) and the long-term portion of the Real Estate Term Loan $(2,549,000) have been included in Current Liabilities of Discontinued Operations. Under cross-default provisions in the Company's mortgage loan from Capital One, the events of default under the Wells Fargo facility are an event of default under the mortgage loan. Capital One has not accelerated any payments under the mortgage loan. At June 30, 2009, the amounts of the outstanding indebtedness to Wells Fargo and Capital One were $5,721,000 and $2,134,000, respectively.

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

       On March 30, 2009, the Company retained Joel Getzler of Getzler Henrich as Chief Restructuring Officer, with responsibility for operations, finance, accounting and related administrative issues, subject to the authority and reporting to the Company's Board of Directors. Getzler Henrich is a corporate turnaround and restructuring firm which, in addition to its operational restructuring focus, is experienced in restructuring, lender/credit relationship management and financing. Mr. Getzler acts as Chief Restructuring Officer for the period during which Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund its cash flow needs. The Company will be obligated for fees and expenses to Getzler Henrich in connection with services provided by Mr. Getzler and his associates. Under the engagement letter, the Company will pay to Getzler Henrich a fee in the amount of $15,000 per week for the services of Mr. Getzler as Chief Restructuring Officer and hourly fees for his associates, the aggregate amount of which will not exceed $130,000 for the initial four-week term (which ended on April 25, 2009) under the engagement letter. Since that date of April 25, 2009, Getzler Henrich has continued to limit its invoices to the same rate of $32,500 per week, including the $15,000 weekly fee for Mr. Getzler's services as Chief Restructuring Officer. In addition, Getzler Henrich will be entitled to a signing bonus in the amount of $200,000.

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

       The Current Liabilities of Discontinued Operations increased in the first half of 2009 primarily due: 1) to the classification of $2,088,000 of the Capital One mortgage and $3,208,000 of the Wells Fargo term loans as a current liability because the Events of Default discussed in Note 3 above and the likelihood that the Company would not attain compliance with the financial covenants within one year,

2) to increased short-term debt to Wells Fargo as a result of the overadvance facility in the forbearance agreement, and 3) to increased accounts payable due to timing of purchases and payments.

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

       The Company's CEO and CFO reviewed whether the restatement of the Company's consolidated financial statements for the quarter ended June 30, 2009 and the fiscal year ended December 31, 2008, as described in the Explanatory Note above and Note 11 to the consolidated financial statements, affected their conclusions that the Company's disclosure controls and procedures, as of June 30, 2009, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our CEO and CFO noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our CEO and CFO to allow timely decisions regarding required disclosure. Rather, the restatements resulted from an interpretation of the guidance provided in Emerging Issues Task Force Statement 86-30 that resulted in the incorrect classification of certain liabilities as long-term when they properly should have been classified as current. Therefore, based on that review, the Company's management, including the CEO and CFO determined that its prior conclusions, that the Company's disclosure controls and procedures were effective as of June 30, 2009, had not changed.

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


                                               RONSON CORPORATION



Date:  November 23, 2009                       /s/ Joel Getzler
                                               --------------------------------
                                               Joel Getzler
                                               Chief Restructuring Officer

                                               (Signing as Duly Authorized
                                               Officer of the Registrant)



Date:  November 23, 2009                       /s/ Daryl K. Holcomb
                                               --------------------------------
                                               Daryl K. Holcomb, Vice President,
                                               Chief Financial Officer and
                                               Controller

                                               (Signing as Chief Financial
                                               Officer of the Registrant)