Form 10-K/A
period 2008-12-31
RONSON CORP
filed 2009-12-24
CIK 84919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------
                                   FORM 10-K/A
                                (Amendment No. 2)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

                         Commission file number: 1-1031

                               RONSON CORPORATION
             (Exact name of registrant as specified in its charter)

               New Jersey                              22-0743290
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
             incorporation)

                                  3 Ronson Road
                          Woodbridge, New Jersey 07095
          (Address of principal executive offices, including zip code)

                                 (732) 469-8300
                 (Registrant's telephone number, including area code) Securities registered pursuant to Section
                                12(b) of the Act:

                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $1.00 par value per share

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

                                 Yes |_| No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_|
                         Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity, last reported in the over-the-counter market, was $4,284,298.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2009, there were 5,083,539 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part I.

                                EXPLANATORY NOTE

         Ronson Corporation (the "Company") is filing this Amendment No. 2 (this "Amendment No. 2") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "2008 10-K"), which was originally filed on April 15, 2009, to address comments from the staff (the "Staff") of the Securities and Exchange Commission in connection with the Staff's regular periodic review of the Company's filings. As a result of comments received from the Staff, the Company re-evaluated its classification of debt and determined to restate its consolidated financial statements for the year ended December 31, 2008 included in our 2008 10-K to reclassify certain Long-Term Debt as Current Liabilities and to make corresponding revisions to Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations. These revisions were incorporated in Amendment No. 1 to the 2008 10-K filed on November 23, 2009 ("Amendment No. 1"). In response to additional comments from the Staff, this Amendment No. 2 is being filed solely to amend the disclosure contained under
Item 9A(T) - Controls and Procedures and to amend the Certifications so that they contain the exact language of Item 601(b)(31)(i) of Regulation S-K and are currently dated as of the date of this Amendment No. 2.

         Except as discussed above, the Company has not modified or updated disclosures presented in the 2008 10-K (as amended by Amendment No. 1) in this Amendment No. 2, except as required to reflect the items discussed above. Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of the 2008 10-K, as previously amended, or modify or update those disclosures affected by subsequent events or discoveries and information contained in the 2008 10-K and not affected by these restatements and reclassifications are unchanged. Events occurring after the filing of the 2008 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the 2008 10-K.

         This Amendment No. 2 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the 2008 10-K, including any amendments to those filings.

Item 9A(T).  Controls and Procedures

Restatement

As discussed in the Current Report on Form 8-K filed on November 20, 2008 and elsewhere in this Annual Report on Form 10-K, as amended, management has restated its consolidated financial statements for the fiscal year ended December 31, 2008. The determination to restate the previously issued financial information was made as a result of reassessment of the classification of certain debt based upon comments received from the Staff of the Securities and Exchange Commission relating to such classification and the Company's application of available guidance contained in Emerging Issues Task Force Statement 86-30 in this regard.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report. While management's initial evaluation indicated that the Company's disclosure controls and procedures were effective, information brought to our attention by the Staff of the Securities and Exchange Commission prompted the Company to review the accounting treatment applied to certain debt and to determine that such treatment was improper and that such improper treatment constituted a material weakness in the Company's internal control over financial reporting.

As described in the Explanatory Note and in Note 17 to our consolidated financial statements contained in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our consolidated financial statements for such period have been restated to correct the accounting treatment previously accorded to such debt and the application of the guidance provided by Emerging Issues Task Force Statement 86-30. A re-evaluation of our disclosure controls and procedures was performed as of December 31, 2008 of the effectiveness of the Company's disclosure controls and procedures. Based upon this re-evaluation, the Company's CEO and CFO concluded that, in light of the material weakness, the Company's disclosure controls and procedures were not effective as of December 31, 2008.

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

In conjunction with the restatement described in the Explanatory Note and in
Note 17 to our consolidated financial statements contained in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, a re-evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this re-evaluation, the Company's management concluded that, in light of the material weakness in our internal control over financial reporting related to our need to restate our consolidated financial statements because of our improper classification of debt, the Company's internal control over financial reporting was not effective as of December 31, 2008.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2009

                                                  RONSON CORPORATION

                                                  By: /s/ Louis V. Aronson, II
                                                      -------------------------
                                                  Louis V. Aronson, II
                                                  President and Chief Executive
                                                  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Dated:  December 22, 2009
                                        /s/ Louis V. Aronson, II
                                        -----------------------------------
                                        Louis V. Aronson, II
                                        President and Chief Executive Officer
                                        and Director

Dated:  December 22, 2009
                                        /s/ Daryl K. Holcomb
                                        -----------------------------------
                                        Daryl K. Holcomb
                                        Vice President, Chief Financial Officer
                                        Controller

Dated:  December 22, 2009
                                        /s/ Erwin Ganz
                                        -----------------------------------
                                        Erwin Ganz
                                        Treasurer, Assistant Secretary and
                                        Director

Dated:  December 22, 2009
                                        /s/ Justin P. Walder
                                        -----------------------------------
                                        Justin P. Walder
                                        Secretary and Director

Dated:  December 22, 2009
                                        /s/ Barbara Collins
                                        -----------------------------------
                                        Barbara Collins
                                        Director

Dated:  December 22, 2009
                                        /s/ John H. Bess
                                        -----------------------------------
                                        John H. Bess
                                        Director

Dated:  December 22, 2009
                                        /s/ Edward E. David
                                        -----------------------------------
                                        Edward E. David
                                        Director

Dated:  December 22, 2009
                                        /s/ Gerard J. Quinnan
                                        -----------------------------------
                                        Gerard J. Quinnan
                                        Director

                                  EXHIBIT INDEX

31            Rule 13a-14(a)/15d-14(a) Certification filed herewith

32            Section 1350 Certification filed herewith