Form 10-Q/A
period 2009-03-31
RONSON CORP
filed 2009-12-24
CIK 84919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------
                                   FORM 10-Q/A
                                (Amendment No. 2)

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X| Smaller Reporting Company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2009, there were 5,083,539 shares of the registrant's common stock outstanding.

                                EXPLANATORY NOTE

         Ronson Corporation (the "Company") is filing this Amendment No. 2 (this "Amendment No. 2") to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the "First Quarter 10-Q"), which was originally filed on May 20, 2009, to address comments from the staff (the "Staff") of the Securities and Exchange Commission in connection with the Staff's regular periodic review of the Company's filings. As a result of comments received from the Staff, the Company re-evaluated its classification of debt and determined to restate its consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K for such fiscal year to reclassify certain Long-Term Debt as Current Liabilities and to make corresponding revisions to Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations. These revisions were incorporated in Amendment No. 1 to our Annual Report on Form 10-K filed on November 23, 2009 ("Amendment No. 1") and, similarly, were implemented in an amendment to the First Quarter 10-Q in order to provide consistent presentation of financial information. In response to additional comments from the Staff, this Amendment No. 2 is being filed solely to amend the disclosure contained under Item 9A(T) - Controls and Procedures and to amend the Certifications so that they contain the exact language of Item 601(b)(31)(i) of Regulation S-K and are currently dated as of the date of this Amendment No. 2.

         Except as discussed above, the Company has not modified or updated disclosures presented in the First Quarter 10-Q, as previously amended, in this Amendment No. 2, except as required to reflect the items discussed above. Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of the First Quarter 10-Q, as previously amended, or modify or update those disclosures affected by subsequent events or discoveries, and information contained in the First Quarter 10-Q and not affected by these restatements and reclassifications are unchanged. Events occurring after the filing of the First Quarter 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the First Quarter 10-Q.

         This Amendment No. 2 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the First Quarter 10-Q, including any amendments to those filings.

Item 4T. - Controls and Procedures

Restatement

As discussed in the Current Report on Form 8-K filed on November 20, 2008 and in our Annual Report on Form 10-K, as amended, management has restated its consolidated financial statements for the fiscal year ended December 31, 2008 and, similarly, restated the financial statements contained in the Company's Quarterly Report on Form 10-Q in order to provide consistent presentation of financial information. The determination to restate the previously issued financial information was made as a result of reassessment of the classification of certain debt based upon comments received from the Staff of the Securities and Exchange Commission relating to such classification and the Company's application of available guidance contained in Emerging Issues Task Force Statement 86-30 in this regard.

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

As described in the Explanatory Note and in Note 17 to our consolidated financial statements contained in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our consolidated financial statements for such period have been restated to correct the accounting treatment previously accorded to such debt and the application of the guidance provided by Emerging Issues Task Force Statement 86-30. A re-evaluation of our disclosure controls and procedures was performed as of the end of the period covered by this Quarterly Report of the effectiveness of the Company's disclosure controls and procedures. Based upon this re-evaluation, the Company's CEO and CFO concluded that, in light of the material weakness, the Company's disclosure controls and procedures were not effective as of December 31, 2008.

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

                                                RONSON CORPORATION

Dated: December 22, 2009                        By: /s/ Louis V. Aronson, II
                                                    ------------------------
                                                Louis V. Aronson, II
                                                President and Chief Executive
                                                Officer



Dated: December 22, 2009                        By: /s/ Daryl K Holcomb
                                                    ------------------------
                                                Daryl K. Holcomb
                                                Vice President, Chief Financial
                                                Officer & Controller

                                  EXHIBIT INDEX

31            Rule 13a-14(a)/15d-14(a) Certification filed herewith

32            Section 1350 Certification filed herewith