Form 10-K
period 2009-12-31
RCLC, INC.
filed 2010-04-15
CIK 84919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File No. 1-1031

RCLC, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-0743290
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3 Ronson Rd, PO Box 3000 Woodbridge, N.J.	08875
(Address of principal executive office)	(Zip Code)

Registrant's telephone number including area code: (732) 636-2430

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock par value	Over-the-Counter Pink Sheets
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
Yes |X|  No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |_|   Smaller reporting company |X|

Indicate by the check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_| No |X|

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $286,755 as of June 30, 2009; the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average bid and asked price of such common equity.

As of March 31, 2010, there were 5,083,539 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of RCLC, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  The risks, uncertainties and assumptions referred to above include the success of new products; competition; prices of key materials, such as petroleum products; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions relating to pension costs; and other risks that are described herein and that are otherwise described from time to time in the Company's Securities and Exchange Commission reports.  The Company assumes no obligation and does not intend to update these forward-looking statements.

FORM 10-K
RCLC, INC.

For the Fiscal Year Ended December 31, 2009

Part IV

Item 15.	Exhibits and Financial Statement Schedules.	32

Signatures.		35

Financial Statements.		36

PART I

Item 1 - DESCRIPTION OF BUSINESS

(a)               General Development of Business.

The Registrant, RCLC, Inc., formerly known as Ronson Corporation (“RCLC” and collectively with its subsidiaries, the “Company”), is a New Jersey corporation incorporated in 1928.

Historically, the Company has been engaged principally in the following businesses:

1.        Consumer Products; and

2.        Aviation-Fixed Wing and Helicopter Services.

Prior to March 2, 2009, the Company’s shares of common stock were listed on the Nasdaq Capital Market and quoted under the symbol RONC.  Effective March 2, 2009, the Company’s shares of common stock are traded on the Over-the-Counter Pink Sheets and quoted under the symbol RONC.PK.

On February 2, 2010, subsequent to receipt of shareholder approval of the transaction at a Special Meeting of Shareholders held on February 1, 2010 (the “Special Meeting of Shareholders”), the Company completed the sale of its consumer products business to Zippo Manufacturing Company (“Zippo”) for an adjusted purchase price of approximately $10.48 million in cash pursuant to an asset purchase agreement, dated October 8, 2009 (the “Consumer Products Sale Agreement”), among Zippo, RCLC and RCLC’s wholly-owned subsidiaries, Ronson Consumer Products Corporation, now known as RCPC Liquidation Corp (“RCPC”), and Ronson Corporation of Canada Ltd., now known as RCC, Inc. (“RCC”).  The Consumer Products Sale Agreement provided for a purchase price of $11.1 million in cash less certain credits to which Zippo would be entitled at closing and subject to certain post-closing adjustments as described in the Consumer Products Sale Agreement.  The sale included the Ronson trade marks, trade name and other intellectual property and, as such, as part of the sale, the Company agreed to change its name and the names of its subsidiaries.

Also at the Special Meeting of Shareholders, the Company received shareholder approval to sell its aviation business to Hawthorne TTN Holdings, LLC (“Hawthorne”) for a purchase price of approximately $9.5, million in cash subject to certain adjustments, pursuant to an asset purchase agreement, dated May 15, 2009 (the “Aviation Sale Agreement” together with the Consumer Products Sale Agreement, the “Sale Agreements”), among Hawthorne, RCLC and Ronson Aviation, Inc. (“Ronson Aviation”).  While the transaction was expected to close promptly following the satisfaction or waiver of all conditions precedent described in the Aviation Purchase Agreement, certain issues relating to Hawthorne’s financing have delayed closing.

(b)               Financial Information about Segments.

Please refer to Note 11 of the Notes to Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

(c)                Narrative Description of Business.

(1) Consumer Products

The Company’s consumer packaged products, which had been manufactured in Woodbridge, New Jersey and distributed in the United States by the Company’s consumer products business, included Ronsonol lighter fluid, Multi-Fill butane fuel injectors, flints, wicks for lighters, and a multi-use penetrant spray lubricant product under the tradename “Multi-Lube.”  In addition, the Company’s consumer packaged products were marketed in Canada through RCC.  The Company’s consumer products business also marketed a number of lighters and torches in the United States and Canada.  In 2009, the consumer products segment had two greater than 10% customers, a distributor, supplying products to numerous retailers, and a major retailer.  Sales to this distributor in 2009 and 2008 accounted for 12% and 13%, respectively, of Consolidated Net Sales of the Company

(less than 10% in 2007).  Sales to this distributor in 2009, 2008, and 2007 accounted for 23%, 22% and 18%, respectively, of Net Sales of the consumer products segment.  Sales to this major retailer in each of the years 2009, 2008, and 2007 accounted for 13% of Net Sales of the consumer products segment.  In addition, the retailer was a significant customer of the above distributor for the Company’s consumer products.

(2)        Aviation - Fixed Wing and Helicopter Services

Ronson Aviation operated at the Trenton-Mercer Airport, Trenton, New Jersey, provides a wide range of general aviation services to the general public and to government agencies.  Services include aircraft fueling, cargo handling, avionics, new and used aircraft sales, aircraft repairs, aircraft storage and office rental.  The facilities include a 52,000 square foot hangar/office complex, a new 19,200 sq. ft. storage hangar, two aircraft storage units (“T” hangars) and a 58,500 gallon fuel storage complex.  The new aircraft hangar was completed and approved for occupancy in November 2007.

Ronson Aviation is an FAA approved repair station for major and minor airframe and engine service and an avionics repair station for service and installations.  Ronson Aviation is an authorized Hawker Beechcraft Aircraft and Parts Service Center and a Cessna Aircraft service station.  Ronson Aviation became a Cirrus Aircraft service station in 2006.

Environmental Matters

In the conduct of certain of its manufacturing operations, the Company is required to comply with various environmental statutes and regulations concerning the generation, storage and disposal of hazardous materials.  Additionally, under New Jersey's “ISRA” law, operators of particular facilities classified as industrial establishments are required to ensure that their facility complies with environmental laws, including implementation of remedial action, if necessary, before selling or closing a facility.

In December 1989, the Company adopted a plan to discontinue the operations in 1990 of one of its facilities, Prometcor, Inc. (“Prometcor”) located in Newark, New Jersey, and to comply with all applicable laws.  In October 1994, Prometcor entered into a Memorandum of Agreement with the New Jersey Department of Environmental Protection (“NJDEP”) as to its environmental compliance activities at its Newark facility.  As the result of sampling and the evaluation of the results by the Company's environmental consultants and the NJDEP in 1996 and 1997, areas of contamination in the groundwater below a section of the property were identified.  The sampling and delineation were undertaken and may resume in the future in this area of the property.  No plan related to the groundwater issue has yet been approved by the NJDEP.  Long-term monitoring of groundwater may be required.  The extent of the remaining costs associated with groundwater is not determinable until testing and remediation have been completed and accepted by the NJDEP.

In October 2000, Ronson Aviation completed installation and initial testing of monitoring wells in the area where Ronson Aviation had removed and abandoned in place its former fuel tanks.  Ronson Aviation’s environmental advisors believe that the preliminary results of the testing indicate that no further testing should be required.  The final extent of costs cannot be determined until the results of testing have been completed and accepted by the NJDEP.  Therefore, the amount of additional costs, if any, cannot be fully determined at this time, but management believes that the effect will not be material.

In connection with the sale of the consumer products business, the Company was required to comply with the requirements of ISRA.  The Company has established an escrow account in the amount of $100,000 as its Remediation Trust Fund to provide the funds necessary to complete compliance with ISRA.  In addition, the Company has agreed to indemnify Zippo for potential environmental costs related to the properties it acquired from the Company in connection with the consumer products business.

On December 22, 2009, the Company received a General Notice Letter (“Notice Letter”) from the United States Environmental Protection Agency (“USEPA”) notifying the Company, together with ___ other companies, that it has been identified as a Potentially Responsible Party (“PRP”) in the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site (“Site”) in Newark, N.J.  The Company is not able to estimate at this time the potential costs which it could be required to incur associated with this Site or the investigation relating thereto.

The Company believes that compliance with environmental laws and regulations will not have a material adverse effect upon the Company’s future capital expenditures or competitive position.

Patents and Trademarks

The Company’s numerous patents and trademarks in the United States, Canada, Mexico and a limited number of other countries were sold to Zippo as part of the consumer products sale discussed above, except for the Ronson Aviation name which is to be sold to Hawthorne in connection with the contemplated sale of the aviation business.

Seasonality and Methods of Competition

No material portion of the Company’s business is seasonal.  As the Company has sold its consumer products business and expects to close on the sale of its aviation business soon, it does not expect competition to be a factor in the future.

Research Activities

The Company’s consumer products segment expensed approximately $267,000, $299,000, and $371,000, during the fiscal years ended December 31, 2009, 2008 and 2007, respectively, on research activities relating to the development of new products and the improvement of existing products, all of which were Company sponsored.

Employees

  As of December 31, 2009, the Company employed a total of 91 full-time employees.

Customer Dependence

      Please see the disclosure above under “Consumer Products.”

Sales and Revenues

      The following table sets forth the percentage of total sales contributed by each of the Company’s classes of similar products which contributed to total sales during the last three fiscal years.

	Consumer Products	Aviation Operations and Services
2009	59%	49%
2008	52%	48%
2007	53%	47%

(d) Financial Information About Geographic Areas.

      Please refer to Note 11 of the Notes to Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Item 1A - RISK FACTORS

General Risk Considerations Associated with the Company

Liabilities Exceed the Value of the Assets

      Following the completion of the sale of the Company’s consumer products business and anticipated sale of its aviation business, the Company’s primary assets will be cash and cash equivalents of approximately $4.3 million, funds held in escrow of about $1.9 million, and remaining accounts receivable of about $.2 million (please refer to Note 17 of Notes to Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K).  The Company’s liabilities were recorded at about $7 million, not including any additional obligations due to contingent liabilities (refer to Note 8 of Notes to Consolidated Financial Statements).  The Company intents to negotiate settlements with its creditors but there can be no assurance that the Company will be able to reach satisfactory settlements with its creditors and the Company may file a proceeding under the bankruptcy laws, including one under Chapter 7 of Title 11 of the United States Code.

Lack of Financing

On March 30, 2009, Wells Fargo entered into a forbearance agreement with the Company under which Wells Fargo agreed not to assert existing events of default under the Credit Agreement through April 24, 2009 unless earlier terminated if the Company, among other things, were to breach the forbearance agreement.  Wells Fargo also agreed to an overadvance facility in the amount of $500,000 to supplement the Company’s credit line.  The forbearance agreement was subsequently amended on each of April 24, April 29, May 4, May 27, July 2, July 16, July 31, November 5 and December 28, 2009, and on February 5, February 19, March 5 and Aril 1, 2010, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability (the original agreement together with all amendments, collectively, the “Forbearance Agreement”).  Following the sale of the consumer products business whereupon Wells Fargo was repaid a portion of its loan balances, interest and fees in the amount of approximately $3.138 million,, the maximum amount of the overadvance facility was changed to $1,500,000.  Under the Forbearance Agreement as most recently amended, the overadvance limit was reduced to $0 commencing April 9, 2010, subject to an automatic increase to $1,385,059.30 upon receipt by Wells Fargo of notice of the consummation of the sale of the aviation business to Hawthorne.  Ronson Aviation will continue to be permitted to request advances under the Wells Fargo credit facility until April 16, 2010; provided, however, that Wells Fargo will have no obligation to make advances if Wells Fargo, in its reasonable discretion, believes that a New Jersey Economic Development Authority-approved bond issuance to finance Hawthorne’s acquisition of the assets of Ronson Aviation is not expected to occur by April 16, 2010.  While the Company believes that the Wells Fargo will extend its forbearance beyond April 16, 2010, the Company does not have a commitment from Wells Fargo to extend the forbearance period beyond this date.  In the event of acceleration of its indebtedness to Wells Fargo as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts.  There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

Funds Held in Escrow

Following the consummation of both sale transactions, the funds being held in escrow will total approximately $1,891,000.  These escrow funds are held primarily to secure the Company’s indemnification obligations to the purchasers under the Consumer Products Sale Agreement and the Aviation Sale Agreement.  The Company does not believe that a material portion of the funds held in escrow will be required under these indemnifications and that the material portion of the funds will ultimately be released to the Company, but there can be no assurance that indemnification claims will not be made and deplete the amounts held in escrow.

Political and Economic Risks

Until completion of the sale of the aviation business, the Company’s operations will continue to be exposed to the risk of political and economic uncertainties.  Changes in political and economic conditions may affect product cost, availability, distribution, pricing, purchasing, and consumption patterns.  While the Company seeks to manage its business in consideration of these risks, there can be no assurance that the Company will be successful in doing so.

Operating Results and Net Earnings May Not Meet Expectations

The Company cannot be sure that its operating results and net earnings will meet its expectations.  If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations.  The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

* the Company’s ability to control its internal costs, including professional fees, while negotiating settlements with its creditors;

* the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

* the ability of the Company to attract and retain qualified personnel.

Regulatory Risks

The Company is subject to numerous environmental laws and regulations that impose various environmental controls on its business operations, including among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by hazardous substances.  Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon the Company's operations.  These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes.  These laws and regulations also impose strict and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposal and other releases of hazardous substances.  The Company believes that its expenditures related to environmental matters are not currently expected to have a material adverse effect on its financial condition, results of operations and cash flows.  However, the environmental laws under which the Company operates are complicated and often increasingly more stringent, and may be applied retroactively.  Accordingly, there can be no assurance that the Company will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.  Please see “Environmental Matters” above.

Interest Rates

The Company is exposed to changes in prevailing market interest rates affecting its interest costs and the return on its investments.  All of the Company’s Short-term Debt carries a variable rate of interest.

Special Risk Considerations Regarding Our Sale Transactions

Upon the consummation of the sale of our consumer products business, we made substantial payments to our creditors and expect to make additional payments to our creditors when our aviation business is sold as well and we do not anticipate any distribution to shareholders.

The Company utilized the proceeds from the sale of the consumer products business to repay the mortgage loan from Capital One in full and a portion of the secured debt to Wells Fargo and costs related to the sale.  The proceeds of the sale of the aviation business will be utilized to pay the remaining amounts due to Wells Fargo and to Getzler Henrich and to pay for professional fees incurred previously related to the two asset sales.  The remaining proceeds will not be sufficient to satisfy the obligations to the remaining creditors,   The Company intends to negotiate settlements with its creditors but there can be no assurance that the Company will be able to reach satisfactory settlements with its creditors and the Company may file a proceeding under the bankruptcy laws, including one under Chapter 7 of Title 11 of the United States Code.

If the sale of the aviation business to Hawthorne is not consummated, we may seek other purchasers for that business.

Although prior to execution of the Aviation Sale Agreement, we had discussions with various parties concerning the proposed sale transactions, none of these parties may now have an interest in these businesses or be willing to offer a reasonable purchase price.  Furthermore, the Company may not be in a position to fund operations until other purchasers are identified.

Each of the Sale Agreements will expose us to contingent liabilities.

Pursuant to each of the Sale Agreements, we undertook to indemnify, respectively, the Aviation Buyer and the Consumer Products Buyer for any losses from breaches of our representations or warranties or covenants that occur within specified periods after the closing dates of its Sale Transaction. Our potential indemnification obligations are secured up to $500,000 in the case of the Aviation Division Sale, which amount is to be withheld from the consideration paid to us at closing and retained in escrow for a period of 15 months, and up to $1.35 million in the case of the Consumer Products Division Sale, which amount is to be withheld from the consideration paid to us at closing and retained in escrow for a period of 12 months (or longer if necessary to secure the Company’s environmental obligations), but our exposure is not limited to these amounts.  An indemnification claim might result, for example, if we are inaccurate in any of our representations about the assets being sold.  Although we know of no breaches of our representations or warranties, and we do not anticipate breaching any of our covenants, the payment of any indemnification obligations would adversely impact our cash resources following the consummation of either of the Sale Transactions.

The Sale of our Aviation Business subjects us to potential termination payments and expenses.

Under the Aviation Sale Agreement, we are obligated to pay to Hawthorne $400,000 if we terminate the Aviation Sale Agreement in order to accept a third party proposal that we deem to be a superior offer.

Since only the sale of our consumer products business has closed to date, we are now left with a significantly less diversified business and potentially no financing.

Since the sale of the consumer products business has closed, we are left with a significantly less diversified business in having only the aviation business.  Moreover, we have unsatisfied indebtedness and no recourse to working capital to sustain our business.  The Company does not have a commitment from its principal lender, Wells Fargo, to extend the forbearance period beyond its current duration expiring on April 16, 2010.  In the event of acceleration of its indebtedness to Wells Fargo as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts.  There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

If we do not complete the sale of our aviation business but, nevertheless, are able to overcome interim liquidity issues and continue to operate while we procure alternative purchasers, we will continue to face the risks and uncertainties attendant to the aviation business and could be adversely affected by, for example, increases in fuel prices.

Ronson Aviation’s business could be significantly affected by the availability and price of jet fuel.  A significant increase in jet fuel prices would most likely have a material impact on our profitability unless we are able to pass on such costs to our customers.  Due to the competitive nature of the industry, our ability to pass on increased fuel prices by increasing rates is uncertain.  Similarly, any potential benefit of lower fuel prices could be offset by increased competition and lower revenues in general.  While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel.

If we do not complete the sale of our aviation business but, nevertheless, are able to overcome interim liquidity issues and  continue to operate while we procure alternative purchasers, we will continue to face concerns regarding decreased demand for private aviation.

Uncertainties arising from the political climate involving public and private aircraft, including potential terrorist actions,  may have a significant impact on Ronson Aviation.  Additionally, recent economic conditions may cause companies to reduce the use of corporate jets due to cost or government oversight of some companies’ perquisites.  The result of these actions could be that individuals and corporate or other entities curtail or stop using private aircraft.  In this event, our revenues would be adversely affected.

If we do not complete the sale of our aviation business but, nevertheless, are able to overcome interim liquidity issues and continue to operate while we procure alternative purchasers, we would continue to be subject to the extensive governmental regulation of the aviation industry.

The aviation industry is subject to extensive regulatory requirements that could result in significant costs.  For example, the Federal Aviation Administration  from time to time issues directives and promulgates regulations relating to maintenance and operation of facilities and our compliance with such requirements may cause us to incur significant expenditures.  Additionally, other laws and regulations are proposed from time to time that may increase the cost of our operations and reduce overall revenues.  We cannot provide assurances that laws or regulations enacted in the future will not adversely affect our revenues and future profitability.

Item 1B - UNRESOLVED STAFF COMMENTS

None.

Item 2 - DESCRIPTION OF PROPERTIES

The following list sets forth the location and certain other information concerning the Company’s manufacturing and office facilities.  The Company’s facilities are in relatively modern buildings which were designed for their present purpose.  The Company believes its manufacturing and other facilities to be suitable for the operations conducted.  In the list below, “medium” facilities are those which have between 19,000 and 100,000 square feet; and “small” facilities are those which have less than 19,000 square feet.

The facilities in Woodbridge and South Brunswick, New Jersey, and Canada comprised the consumer products segment.  The Trenton, New Jersey, facilities were used by the aviation services segment.

(1) Woodbridge, New Jersey

Facilities included in (a) and (b) below were owned subject to a mortgage in favor of Capital One, N.A. (“Capital One”).  These facilities were sold in the sale to Zippo and the mortgage loan was repaid.

(a) One medium facility for manufacturing consumer products.  This facility is owned and is constructed of brick, steel and cinder block.

(b) One small facility for storage.  This facility is owned and is constructed of metal, cinder block and cement.

(2) South Brunswick, New Jersey

One small facility for shipping and storage of finished goods which is subject to a lease expiring in March 2013, with two additional three-year options.  The Company vacated the facility in March 2010.

(3) Trenton, New Jersey

The facilities and leasehold in Trenton are to be sold to Hawthorne in April 2010.

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

(b) One medium facility - “T” hangars.  These structures are owned and are constructed of aluminum and concrete.  The land upon which these structures are located is leased under a leasehold on the same terms as in 4 (a) above.

(5) Mississauga, Ontario, Canada

One small facility for sales and marketing, distribution center and storage.  This facility is subject to a lease which expires in March 2011.  This facility is constructed of brick and cinder block.  The Company vacated the facility in March 2010.

Item 3 - LEGAL PROCEEDINGS

PENSION BENEFIT GUARANTY CORPORATION v. RONSON CORPORATION.  On December 30, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) filed a complaint in the United States District Court for the District of New Jersey alleging that the Ronson Corporation Retirement Plan (“Retirement Plan”) will be unable to pay benefits when due.  On December 29, 2009, the PBGC sent a notice to the Company, which is the plan administrator of the Retirement Plan, requesting the Company to terminate the Retirement Plan on December 30, 2009, and to have the PBGC appointed as the Retirement Plan’s Trustee.  The PBGC notice sought a response from the Company within 15 days.  The complaint, filed on December 30, 2009, seeks to have the Retirement Plan terminated effective December 30, 2009, and to have the PBGC appointed trustee of the Retirement Plan.  The PBGC has advised the Company that the PBGC has determined that the PBGC will have a claim against the Company totaling about $4,565,000, consisting of an unfunded benefit liability and required contributions of about $2,836,000 and a pension liability insurance termination premium of $1,729,000.   The Company expects that the Retirement will be terminated and the PBGC named trustee. Discussions between the Company and the PBGC are ongoing regarding the amount of the claim and the date of termination.

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  At the Company’s Special Meeting of Shareholders held on February 1, 2010, the matters set forth in the Company’s Notice of Special Meeting and Proxy Statement, which is incorporated herein by reference, were submitted to the Company’s shareholders.

(b)  The number of affirmative votes, negative votes and abstentions on each matter is set forth below:

1.
APPROVAL OF THE AVIATION DIVISION SALE. A proposal to approve the sale of substantially all of the assets of the Company’s Aviation Division pursuant to an asset purchase agreement dated May 15, 2009, among the Company, Ronson Aviation and Hawthorne as subsequently amended.

FOR 2,405,459	% 74.3	AGAINST 824,646	% 25.5	ABSTAIN 9,158	% .3

2.  APPROVAL OF THE CONSUMER PRODUCTS DIVISION SALE.  A proposal to approve the sale of substantially all of the assets of the Company’s Consumer Products Division including the name “Ronson,” pursuant to an asset purchase agreement dated as of October 5, 2009, among the Company, RCPC, RCC, and Zippo and its wholly-owned subsidiary, Nosnor, Inc..

FOR	%	AGAINST	%	ABSTAIN	%
2,408,005	74.3	821,905	25.4	9,353.3

3. AMENDMENT OF CERTIFICATE OF INCORPORATION.  A proposal to approve the amendment (the “Charter Amendment”) of our Restated Certificate of Incorporation, as previously amended, to change the name of the Company from Ronson Corporation to “RCLC, Inc.” in the event the Consumer Products Division Sale is consummated.

FOR	%	AGAINST	%	ABSTAIN	%
2,411,753	74.5	817,688	25.2	9,822.3

4. ADJOURNMENTS OR POSTPONEMENTS.  A proposal to approve an adjournment or postponement of the Special Meeting to such time and place as designated by the presiding officer of the Special Meeting, if necessary or appropriate, in order to solicit additional proxies to vote in favor of the Aviation Division Sale, The Consumer Products Division Sale and/or the Charter Amendment (the “Adjournment Proposal”).

FOR	%	AGAINST	%	ABSTAIN	%
2,402,797	74.2	827,257	25.5	9,209.3

PART II

Item 5 - MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The principal market for trading in Ronson common stock was the Nasdaq Capital Market in 2008. Effective March 2, 2009, the Company’s common stock is traded in the Over-the-Counter Pink Sheets. Market data for the last two fiscal years are listed below for information and analysis.  The data presented reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2009
Quarter	1st	2nd	3rd	4th
High Bid	$0.98	$0.40	$0.33	$0.30
Low Bid	0.04	0.09	0.05	0.01

2008
Quarter	1st	2nd	3rd	4th
High Bid	$1.80	$1.76	$1.25	$1.15
Low Bid	0.95	0.95	0.99	0.11

(b) At March 31, 2010, there were 1,864 stockholders of record of the Company’s common stock.

(c) Dividends -

1.      There were no cash dividends declared or paid by the Company in the years ended December 31, 2009, 2008 and 2007.

2.      Stock dividends - The Company’s Board of Directors declared a 5% stock dividend on the Company’s outstanding common stock on February 1, 2008, February 1, 2007, February 23, 2006, February 15, 2005, February 12, 2004, March 18, 2003, and March 12, 2002, respectively.  Information regarding the number of shares and per share amounts was retroactively adjusted for the stock dividends declared on the Company's common stock.

(d) See Item 11 below for information as to securities authorized for issuance under equity compensation plans.

(e) The following table contains information about purchases of equity securities by the Company and affiliated persons during the fourth quarter of 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2009	--	$--	--	--
November 1 - November 30, 2009	--	--	--	--
December 1 - December 31, 2009	--	--	--	--
Total	--	$--	--	--

Item 6 - SELECTED FINANCIAL DATA

The information required by this item is provided in response to Item 15.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2009 Compared to 2008

In March 2009, the Company announced its plan to divest its aviation business.  On May 18, 2009, the Company announced that it had entered into an agreement to sell substantially all of the assets of the wholly-owned subsidiary, Ronson Aviation.  On October 8, 2009, the Company entered into an agreement to sell substantially all of the assets of its consumer products business.  On February 2, 2010, the Company completed the sale of the consumer products business.  Therefore, the operations of the Company’s consumer products business and its aviation business have been classified as discontinued in the Consolidated Statements of Operations below.  The results of continuing operations include only the Company.

The Company’s Loss from Continuing Operations was $(1,411,000) in 2009 as compared to $(1,209,000) in 2008.  The Company had a Loss from Discontinued Operations in 2009 of $(3,302,000) as compared to $(443,000) in 2008.  The Company’s Net Loss was $(4,713,000) in the year 2009 as compared to $(1,652,000) in the year 2008.

The Loss from Discontinued Operations in 2009 included expenses for increased professional fees of $2,380,000 (before income taxes) consisting of legal fees, fees related to the engagement of Getzler Henrich & Associates LLC (“Getzler Henrich”) and Mr. Joel Getzler, as Chief Restructuring Officer, a forbearance fee to Wells Fargo of $500,000, other increased fees charged by Wells Fargo, and investment banking expenses.

Continuing Operations

Because the operations of Ronson Consumer Products and Ronson Aviation are classified as discontinued, the Company’s continuing operations are the Company’s corporate costs and expenses.

The Company’s General and Administrative Expenses were reduced in 2009 to $1,323,000 from $1,580,000 in 2008 primarily due to reductions in personnel costs resulting from staff reductions and salary reductions in the first quarter of 2009.

The Other-net included increased pension expenses related to the Company’s frozen pension plan of $571,000 in 2009 as compared to $273,000 in 2008.

Discontinued Operations

As discussed above, the Company’s discontinued operations include the operations of the Company’s consumer products business and aviation business in all periods presented.

The Company had a Loss from Discontinued Operations in 2009 of $(3,302,000), including an income tax provision of $22,000, as compared to a loss of $(443,000), net of income tax benefits of $279,000, in 2008.  The Loss from Discontinued Operations in 2009 included increased costs of about $301,000 in professional fees related to the Wells Fargo forbearance agreement, a forbearance fee to Wells Fargo of $500,000, fees and expenses of  $1,946,000 to Getzler Henrich related to the Company’s retention of Mr. Joel Getzler of Getzler Henrich as the Company’s CRO, and investment banking expenses of $133,000 related to the Company’s divestiture of Ronson Consumer Products.

The Losses from Discontinued Operations in the years ended December 31, 2009 and 2008 were composed of the following (in thousands):

	Year Ended
	December 31,
	2009	2008

Consumer Products
Net sales	$10,969	$12,524
Gross profit	3,281	3,378
Loss from operations	(1,654)	(1,116)
Interest expense	448	389
Other – net	451	243
Loss before intercompany charges and income taxes	(2,553)	(1,748)
Income tax benefits (expenses)	42	716
Loss from discontinued operations of Consumer Products	(2,511)	(1,032)

Aviation
Net sales	$7,769	$11,663
Gross profit	1,890	2.281
Earnings (loss) from operations	(193)	1,326
Interest expense	223	207
Other – net	312	92
Earnings (loss) before intercompany charges and income taxes	(728)	1,027
Income tax benefits (expenses)	(63)	(412)
Earnings (loss) from discontinued operations of Aviation	(791)	615
Other	-	(26)
Loss from discontinued operations	$(3,302)	$(443)

Increased professional fees related to financing included in earnings (loss) from operations above
Consumer Products	$1,144	$-
Aviation	1,236	-
Total	$2,380	$-

Forbearance fee to Wells Fargo included in other-net above
Consumer Products	$225	$-
Aviation	275	-
Total	$500	$-

In the consumer products business, the lower net sales and gross profit in of 2009 as compared to 2008 were primarily due to the Company’s reduced lending availability in the first quarter of 2009. An improvement in the results from operations in 2009 due to lower oil prices in 2009 was offset by the increased professional fees discussed above.

In the aviation business, the net sales were lower in 2009 as compared to 2008 primarily due to the lower prices for aviation fuel and lower volume of fuel sold. The Earnings (Loss) from Operations were lower in 2009 from 2008 primarily due to the increased professional fees discussed above and the lower volume of aviation fuel sold.

Income Taxes

In accordance with Accounting Standards Code (“ASC”) 740 (“ASC 740”) formerly Statement of Financial Accounting Standards No. 109, “Income Taxes,” in 2009 and  2008, the Company recognized deferred income tax expense (benefits) as follows:

	Year Ended December 31,
	2009	2008

Continuing Operations	$(239)	$(15)
Discontinued Operations	(299)	(1,036)
Total	$(538)	$(1,051)

Current income taxes in the years ended December 31, 2009 and 2008 were presented net of credits of $24,000, and $17,000, respectively, (none in 2009) arising from the utilization of available tax losses and loss carryforwards in accordance with ASC 740.  In 2009 and 2008, current income tax expenses (benefits) were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Federal	$-	$-
State	8	10
Foreign	1	9
Total	$9	$19

At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,715,000 and federal and state alternative minimum tax credit carryforwards of $102,000.  (Refer to Note 2 of the Notes to Consolidated Financial Statements.)

For purposes of financial reporting, the Company's effective income tax rates were benefits of 10%, and 38% in 2009 and 2008, respectively.  The lower effective tax benefit rate in 2009  was primarily due to increases in the valuation allowance related to deferred tax assets.  In 2009, the Company reviewed the likelihood that it would be able to utilize the available net operating loss carryforwards since the Company had determined to sell its two operating segments.  The expected gains on the two sales were compared to the available tax carryforwards and determined that the expected gains would not be sufficient to utilize the entire tax benefits available. Therefore, in 2009, the Company increased the valuation reserve related to deferred income tax assets which resulted in reduced Income Tax Benefits.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

The Company’ Stockholders’ Deficit increased to $4,789,000 at December 31, 2009, from $94,000 at December 31, 2008.  The increase in the Stockholders' Deficit in 2009 was primarily due to the Net Loss of $4,713,000 in 2009.

The Company had a deficiency in working capital of $12,649,000 at December 31, 2009, as compared to a deficiency of $8,337,000 at December 31, 2008.  The increase in the working capital deficiency was primarily due to the Loss before Income Taxes in 2009 of $5,243,000.

The Company’s independent registered public accountants report on the Company’s financial statements for the year ended December 31, 2009, includes a statement that there is substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred losses from operations and has a Stockholders’

Deficiency and working capital deficiency.  (Refer to Note 1 to Consolidated Financial Statements on Going Concern and Managements’ Response.)

On May 15, 2009, the Company entered into an asset sale agreement with Hawthorne TTN Holding, LLC (“Hawthorne”) for the sale of substantially all of the assets of the Company’s aviation business (other than specified assets including cash and cash equivalents and accounts receivable).  The agreement provides for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company.  The Company has been advised by Hawthorne that it expects to complete the purchase shortly but issues with Hawthorne’s financing have delayed closing..

On February 2, 2010, the Company completed the sale of substantially all of the assets of its consumer products business to Zippo Manufacturing Company (“Zippo”) pursuant to an asset sale agreement, dated October 8, 2009, entered into with Zippo.  Zippo paid the Company $11.1 million in cash, less certain credits, for the assets of consumer products business, a minimum of $1.1 million and a maximum of $1.35 million of which will be held in escrow to secure potential indemnification claims against the Company for a period of 12 months (or longer to secure the Company’s environmental compliance obligations). At the closing, Zippo delivered $9.75 million, as adjusted, to RCPC and the remaining $1.1 million and an additional $250,000 were delivered, in part, to First National Bank of Pennsylvania, as escrow agent, pursuant to an escrow agreement entered into between the parties at the closing and, in part, to the trustee under an environmental remediation agreement with the NJDEP. (Refer to Note 17 to Consolidated Financial Statements).

The proceeds from the sale of the consumer products business were utilized as follows, in thousands:

Repayment of mortgage loan with Capital One, including interest and fees	$2,275
Repayment of a portion of the loans from Wells Fargo, including interest and fees	3,138
Held in escrow by Wells Fargo pending completion of the sale of the aviation business	2,752
Amounts held in escrow in accordance with the Asset Sale Agreement	1,364
Professional fees associated with the transaction	746
Payment of amounts due to Getzler Henrich and for employees’ accrued compensation (none to executive officers)	203
Total	$10,478

The proceeds from the sale of the aviation business are expected to be utilized as follows, in thousands:

Purchase price	$9,500
Receipt of funds held in escrow by Wells Fargo above	2,752
Total	$12,252
Repay the balance of the loans from Wells Fargo, including interest and fees (which include Wells Fargo’s legal fees of $106)	4,172
Payment of the forbearance fee to Wells Fargo	500
Payment of amounts due to Getzler Henrich	1,690
Amounts to be held in escrow in accordance with the Asset Sale Agreement	527
Professional fees associated with the transaction, and other professional fees outstanding	826
Payment of state income taxes	219
Total proceeds utilized	$7,934
Cash provided to the Company	$4,318

The Company currently intends to retain the remaining net cash proceeds and use them to repay outstanding indebtedness, including pension plan liabilities, accounts payable and accrued expenses (including amounts owed to officers and directors and their affiliates) subject to applicable law.  Based on the Company’s outstanding obligations and estimated obligations through closing, the utilization of the proceeds described above results in satisfaction of the Company’s indebtedness secured by the assets sold, but the remaining cash proceeds will not satisfy all of the Company’s other obligations and, as a consequence, the Company may file a proceeding under the bankruptcy laws, including one under Chapter 7 of Title 11 of the United States Code, to effectuate a distribution of any net cash proceeds of the Sale Transactions in accordance with the priority scheme set forth under such laws.  The Company does not anticipate distribution to the shareholders of the proceeds of the sale transactions.

As a result of events of default under its Credit Agreement with its primary lender, Wells Fargo, commencing in November 2008, Wells Fargo advised the Company of an increase in the interest rate on the amounts outstanding under the Credit Agreement by 3%, retroactive to July 1, 2008 as allowed under the terms of the Credit Agreement.  Under cross-default provisions in the Company’s mortgage loan documentation with Capital One, the events of default under the Credit Agreement with Wells Fargo were events of default under the mortgage loan.

In December 2008, in response to suggestions from Wells Fargo, the Board began interviewing financial consultants for the Company to assist in managing its operations and cash requirements and on January 6, 2009, the Company engaged Getzler Henrich as its financial consultant.

On February 20, 2009, the Company received from Wells Fargo an additional notification of Wells Fargo’s reservation of rights and remedies relating to the previously identified events of default.  The notification further indicated that Wells Fargo was instituting certain restrictions and reducing loan availability.

On March 30, 2009, Wells Fargo entered into a forbearance agreement with the Company under which Wells Fargo agreed not to assert existing events of default under the Credit Agreement through April 24, 2009 unless earlier terminated if the Company, among other things, were to breach the forbearance agreement.  Wells Fargo also agreed to an overadvance facility in the amount of $500,000 to supplement the Company’s credit line.  The forbearance agreement was subsequently amended on each of April 24, April 29, May 4, May 27, July 2, July 16, July 31, November 5 and December 28, 2009, and on February 5, February 19, March 5 and Aril 1, 2010, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability (the original agreement together with all amendments, collectively, the “Forbearance Agreement”).  Following the sale of the consumer products business whereupon Wells Fargo was repaid a portion of its loan balances, interest and fees in the amount of approximately $3.138 million,, the maximum amount of the overadvance facility was changed to $1,500,000.  Under the Forbearance Agreement as most recently amended, the overadvance limit was reduced to $0 commencing April 9, 2010, subject to an automatic increase to $1,385,059.30 upon receipt by Wells Fargo of notice of the consummation of the sale of the aviation business to Hawthorne.  Ronson Aviation will continue to be permitted to request advances under the Wells Fargo credit facility until April 16, 2010; provided, however, that Wells Fargo will have no obligation to make advances if Wells Fargo, in its reasonable discretion, believes that a New Jersey Economic Development Authority-approved bond issuance to finance Hawthorne’s acquisition of the assets of Ronson Aviation is not expected to occur by April 16, 2010.  While the Company believes that the Wells Fargo will extend its forbearance beyond April 16, 2010, there can be no assurance that it will do so.

As previously reported, as a result of the consummation of the sale of the Company’s consumer products business to Zippo Manufacturing Company on February 2, 2010, RCPC and Ronson Canada are no longer permitted to request advances under the credit facility with Wells Fargo and any remaining assets of RCPC and Ronson Canada are no longer considered in borrowing base calculations.

Also, on March 30, 2009, the Company expanded the scope of the engagement of Getzler Henrich and, in accordance with its obligations under the Forbearance Agreement, retained Joel Getzler of Getzler Henrich as the Company’s CRO responsible for operations, finance, accounting and related administrative issues, subject to the authority of and reporting to the Board of Directors.  Pursuant to the engagement, Mr. Getzler has agreed to act as CRO during the period that Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund the Company’s cash flow needs.

Under cross-default provisions in the Company’s mortgage loan from Capital One, the events of default under the Wells Fargo facility were also an event of default under the mortgage loan.  Capital One did not accelerate any payments under the mortgage loan.  At December 31, 2009, the amounts of the outstanding indebtedness to Wells Fargo and Capital One were $5,973,000 and $2,131,000, respectively.  The mortgage loan with Capital One was repaid from the proceeds of the sale of the consumer products business and the Company also repaid Wells Fargo a portion of its outstanding indebtedness, interest and fees in the amount of approximately $3.138 million.

In 2008 and in 2009, the Company took steps to reduce its costs and expenses.  Certain salaries to officers were reduced.  The Company’s officers accepted reductions in the management incentive compensation totaling $79,000 related to operating results in 2007 that had been due to be paid in 2008 and $44,000 in management incentive compensation related to operating results in 2008.  In the first quarter of 2009, the Company reduced its workforce by about 15 persons, or 17% of the Company’s staff.  The Company reduced certain of the health benefits provided to its employees, and the Company deferred payment of the Company’s contribution to its defined contribution pension plan.  In addition, certain employees have temporarily assumed payment of costs of Company vehicles and costs of life and other insurance.  All payments to directors of the Company, including officers who are directors, have been deferred.  The Company continues to review its costs and expenses in order to implement additional reductions.

Pending consummation of the aviation sale transaction, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period.  As noted above, the Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration expiring on April 16, 2010.  In the event of acceleration of its indebtedness to Wells Fargo as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts.  There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

Based on the amount of the loans outstanding and levels of accounts receivable and inventory at December 31, 2009, the Company’s subsidiaries had unused borrowings available at December 31, 2009, of about $610,000 under the Wells Fargo line of credit and overadvance described above.

The Company’s Other Current Assets increased in 2009 due to increased deferred income tax assets because of the compensation deferred in 2009.  The Other Current Assets of Discontinued Operations were higher at December 31, 2009 as compared to December 31, 2008, primarily due to costs deferred related to the sales of the two operating segments.  About $671,000 in professional fees and related costs had been incurred and included in Other Current Assets of Discontinued Operations at December 31, 2009.  As a part of the sale of the consumer products business, RCPC entered into an inventory agreement with Zippo.  Under that agreement, RCPC produced finished goods and sold them to Zippo.  Because provisions in the inventory agreement provided that Zippo was authorized to return those goods to RCPC if the sale of the consumer products business were not consummated, the revenues and costs of those sales were deferred until the sale was completed on February 2, 2010.  At December 31, 2009, the deferred costs included in Other Current Assets of Discontinued Operations and the deferred sales revenues included in Current Liabilities of Discontinued Operations each totaled about $1,800,000.  The revenues and costs will be recognized in the first quarter of 2010.

The Company’s Accounts Payable increased in 2009 due to the deferral of payments to Getzler Henrich in the amount of $1,135,000 and to deferral of payments for professional fees until completion of the sales of the two business segments.  The Company’s Accrued Expenses increased in 2009 due to the accrual of the forbearance fee to Wells Fargo of $500,000, the signing bonus for Getzler Henrich of $200,000, and for the accrual of deferred compensation due to the Company’s officers.

The Current Liabilities of Discontinued Operations increased in 2009 due primarily to the deferred revenue under the agreement with Zippo discussed above and the delayed payments to suppliers.

The Company’s capital commitments including long-term debt and leases are discussed more fully in Notes 5 and 6 of the Notes to Consolidated Financial Statements.  A summary of the maturities of contractual obligations and other commitments is as follows (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 years	4-5 Years	After 5 Years
Long-term debt	$5,495	$5,405	$87	$3	$--

Capital lease obligations	$20	$16	$4	$--	$--

Operating leases	$663	$240	$309	$114	$--

Other long-term obligations (1)	$2,286	$2,286	$--	$--	$--

Total contractual obligations	$8,464	$7,947	$400	$117	$--

Pension obligations (2)	$6,185	$516	$1,590	$1,179	$2,900

(1)           Other long-term obligations include amounts due under an employment agreement, the forbearance fee due to Wells Fargo, and the Chief Restructuring Officer fees and signing bonus.

(2)           The payments of pension obligations assume necessary required contributions are made annually and that the plan incurs no actuarial or asset gains or losses.  No estimate of contributions after five years can be made at this time because actuarial gains and losses cannot be estimated at this time.  The possible termination of the Retirement Plan as requested by the PBGC has not been incorporated into these payments.

The Company will continue to incur interest expenses related to its outstanding short-term and long-term debt.  In the years ended December 31, 2009 and 2008, the Company’s interest expenses were $728,000 and $671,000, respectively.  Management expects its interest expenses (excluding interest related to capital lease obligations) in the years ending December 31, 2010, through 2012 to be approximately (in thousands):

2010	$88
2011-2012 (2 years)	$--
2013-2014 (2 years)	$--
After 2014	$--

The estimated interest payments assume: (1) that the long-term debt are repaid from the proceeds of the sales of the consumer products business, February 2, 2010, and aviation business, assumed to be completed in April 2010 ; 2) the Company’s revolving loans will continue through the dates of the sales; 3) interest rates remain at the December 31, 2009 levels; and 4) interest expense related to capitalized lease obligations is excluded because it is included in the table of Contractual Obligations above.  Each of these assumptions is subject to potentially significant changes based on future conditions and events.  The Company expects that its interest expense will be reduced substantially due to the sales of the consumer products business and the aviation business.

The Company has no off-balance sheet financing arrangements other than the operating leases discussed above, no guarantees of the obligations of others, and no unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes.  Actual results could differ from these estimates and assumptions.  Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice.  Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable.  The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

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

Revenue Recognition

Net Sales are recognized by the consumer products business on the date of shipment of the product to domestic customers and on the date title for the goods has been transferred on shipments to foreign customers, prior to which an arrangement exists, the price is fixed, and it has been determined that collectability is reasonably assured.

Net Sales at the aviation business are recognized on the date of delivery of the product or service to customers.  For aircraft, this occurs at the time the title for the aircraft has been transferred and the sales proceeds received.  For aircraft fueling, repairs and other aircraft services, delivery occurs only after an arrangement exists, the price is fixed, and collectability is reasonably assured.

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

Other Loss Accruals

The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability claims, and litigation costs.  Establishing accruals for these matters required management's estimate and judgment with regard to maximum risk exposure and ultimate liability or realization.  As a result, these estimates are often developed with the Company’s counsel, or other appropriate advisors, and are based on management’s current understanding of the underlying facts and circumstances.  Certain loss exposures, such as the Company’s potential liability for environmental costs at the former property of Prometcor (now discontinued), can only be estimated as a range of potential costs.  Because of uncertainties related to the ultimate outcome of these issues or the possibility of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Pension Plans

The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuation of expenses, assets and liabilities.  These assumptions include discount rates, investment returns, and mortality rates.  The actuarial assumptions used in the Company’s pension reporting are reviewed annually by management and the Company's independent actuary and compared with external benchmarks to ensure that they accurately account for the Company’s future pension obligations.  Changes in assumptions and future investment returns could potentially have a material impact on pension expenses and related funding requirements.

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

Item 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included in Item 15.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants in the years ended December 31, 2009 and 2008.

Item 9A(T) - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.  The Company’s CRO and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’)) as of the end of the period covered by this annual report.  Based on such evaluation, such officers have concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management, including the CRO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management, including the CRO and CFO, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
b) Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls in the last fiscal quarter or subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B - OTHER INFORMATION

None.

PART III

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)               Identification of directors.

The following table indicates certain information about the Company’s seven (7) directors:

Name of Director	Age	Period Served as Director	Term as Director Expires	Positions and Offices with Company Presently Held (other than that of Director); Business Experience During Past Five Years (with Company unless otherwise noted)

Louis V. Aronson II	87	1952-Present	2011	President & Chief Executive Officer; Chairman of Executive Committee.

John H. Bess	58	2008-Present	2011
Member of Audit Committee; CEO of John Bess, LLC, the principal business of which is investing in or advising small and emerging companies, 2008 to present; Group President, Northlich, Inc., the principal business of which is advertising/public relations and brand strategy/innovation consulting, 2005 to 2007; IBM Business Consulting Services/PricewaterhouseCoopers LLP, assisting clients in corporate and transformational strategy, 1999 to 2005; President & Chief Operating Officer, International Home Foods, Inc., the principal business of which was food manufacturing and marketing, 1997 to 1998; Procter and Gamble Company, 1975 to 1996 – Vice President & Managing Director, Worldwide Strategic Planning – Hair Care Products, 1995 to 1996; Vice President and General Manager, U.S. Oral Products, 1993 to 1995; Vice President & General Manager, U.S. Dish Care Products, 1989 to 1993; Advertising Manager, U.S. Disposable Diapers, 1987 to 1989; Associate Advertising Manager, U.S. Beauty Care Division, 1983 to 1987; Assistant Brand Manager/Brand Manager, 1975 to 1983.  Member of Dean’s Executive Advisory Board, New York University’s Stern School of Business, 2007 to Present.

Barbara L. Collins	56	2004-Present	2010 (1)
Member of Compensation Committee, Nominating Committee  and Audit Committee; President and CEO of The Whistling Elk, Chester, NJ, the principal business of which is home furnishing and interior decorating, 1990 to present; Vice President of Human Resources of Van Heusen Retail Division of Phillips-Van Heusen Corporation, the principal business of which is retail apparel, 1986 to 1990.

Edward E. David, Jr	85	2005-Present	2010 (1)
Chairman of Audit Committee, Member of Compensation Committee and Nominating Committee; Principal and Vice President, Treasurer, The Washington Advisory Group, 1997 to 2004; President, Exxon Research and Engineering, the principal business of which is research, development, engineering and technical service for Exxon Corporation, 1977 to 1985; Executive Vice President R&D and Planning, Gould, Inc. 1973 to 1977; Science Advisor to the President of the United States, 1970-1973; Executive Director, Research, Bell Telephone Laboratories, 1950-1970; Life Member MIT Corporation, Member of Executive Committee, 1974 to present.

Erwin M. Ganz	80	1976-Present	2010
Treasurer & Assistant Secretary, 2006 to present; Member of Executive Committee; Consultant for the Company, 1994 to 2005; Executive Vice President-Industrial Operations, 1975 to 1993; Chief Financial Officer, 1987 to 1993.

Gerard J. Quinnan	81	1996-Present	2010 (1)
Member of Compensation Committee, Executive Committee and Nominating  Committee; Consultant for the Company, 1990 to present, Vice President-General Manager of Ronson Consumer Products Corporation, 1981 to 1990.

Justin P. Walder	74	1972-Present	2010	Secretary; Assistant Corporation Counsel; Member of Executive Committee; Principal in Walder, Hayden & Brogan, P.A., Attorneys at Law, Roseland, NJ.

(1)
These directors’ terms were to have expired at the 2009 annual stockholders’ meeting.  Because the Company did not hold an annual meeting in 2009, the terms of these directors continue until the next annual meeting of shareholders is held.

No director also serves as a director of another company registered under the Securities Exchange Act of 1934, except for Dr. David who serves as a director of Medjet, Inc.

(b)                Identification of executive officers.

The following table sets forth certain information concerning the executive officers of the Company, each of whom is serving a one-year term of office, except Mr. Louis V. Aronson II, who is a party to an employment contract with the Company which expires on December 31, 2010 and  Mr. Getzler who is serving as CRO under an agreement with Getzler Henrich which expires April 30, 2010:

Name	Age	Period Served as Officer	Positions and Offices with Company; Family Relationships

Louis V. Aronson II	87	1953 - Present	President & Chief Executive Officer; Chairman of the Executive Committee; Director.
Erwin M. Ganz	80	2006 - Present	Treasurer & Assistant Secretary; Director.
Joel Getzler	48	April 2009 – April 2010	Chief Restructuring Officer.
Daryl K. Holcomb	59	2006 - Present	Vice President, Chief Financial Officer and Controller.
		1996 - 2005	Vice President, Chief Financial Officer, Controller and Treasurer.
		1993 - 1996	Chief Financial Officer, Controller and Treasurer.
		1988 - 1993	Controller & Treasurer.
Justin P. Walder	74	1989 - Present	Secretary;
		1972 - Present	Assistant Corporation Counsel; Director.

Messrs. L.V. Aronson and Holcomb have been employed by the Company in an executive capacity for at least the five-year period immediately preceding the date hereof.  Mr. Walder has been Secretary, Assistant Corporation Counsel and Director of the Company and a principal in Walder, Hayden & Brogan, P.A., Attorneys at Law, for at least the five-year period preceding the date hereof.  Mr. Ganz has been a consultant to the Company and others from 1994 to 2005.  Mr. Ganz was Executive Vice President - Industrial Operations for the Company from 1975 to 1993.  Mr. Getzler is Vice Chairman of Getzler Henrich & Associates LLC (“Getzler Henrich”) and has been with that firm since 1990.  Getzler Henrich is a corporate turnaround and restructuring firm.

(c)                Section 16(a) Beneficial Ownership Reporting Compliance.

Under the rules of the Securities and Exchange Commission (the “SEC”) rules, the Company is required to review copies of beneficial ownership reports filed with the Company which are required under Section 16(a) of the Exchange Act by officers, directors and greater than 10% beneficial owners.  Based solely on the Company's review of forms filed with the Company, the Company believes no information is required to be reported under this item.

(d)                Code of ethics.

The Company has adopted a code of ethics entitled, Standards of Integrity, applicable to it and all its subsidiaries.  The Standards of Integrity are an integral part of the Company’s business conduct compliance program and embody the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards.  A copy of the Standards of Integrity may be obtained without charge upon written request to: Investor Relations, RCLC, Inc., P.O. Box 3000, Woodbridge, NJ 07095.

(e)                Material changes in procedures by which security holders may recommend nominees to the Company’s Board of Directors:

None.

(f)                 Audit Committee.

The Audit Committee of the Board of Directors reports to the Board regarding the appointment of the Company's independent public accountants, the scope and results of its annual audits, compliance with accounting and financial policies and management's procedures and policies relative to the adequacy of internal accounting controls.

The Company’s Board of Directors has adopted a written charter for the Audit Committee which can be found on the investor relations page of the Company's website www.ronsoncorp.com.

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

Item 11 – EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Summary Compensation Table presents compensation information for the years ended December 31, 2009 and 2008, for the Chief Executive Officer, Chief Financial Officer, and the other executive officers of the Company whose total compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Incentive Non-Equity Compensation Plan ($)(1)		All Other Compensation ($) (2)		Total (6)

Louis V. Aronson II	2009	$427,248	$--		$68,833		$496,081
President and Chief	2008	544,341	--	(4)	72,637		616,978
Executive Officer

Joel Getzler, of Getzler Henrich	2009	--	$--		$1,884,180	(3)	$1,884,180
Chief Restructuring	2008	--	--				--
Officer

Daryl K. Holcomb	2009	$159,569	$--		$7,455		$167,024
Vice President,
Chief Financial	2008	161,320	3,940	(4,5)	12,406		177,715
Officer and Controller

Erwin M. Ganz	2009	$47,917	$--		$7,176		$55,093
Treasurer and
Assistant Secretary	2008	69,867	5,253	(4,5)	20,810		95,930

______________
(1)
The non-equity incentive compensation – Management Incentive Plan (“MIP”)  results from the attainment by the Company’s operating subsidiaries of certain levels of net sales and profits before taxes (no MIP participation was approved for the year 2009).

(2)	In 2009, All Other Compensation included perquisites and other personal benefits (Mr. Aronson, $25,176, Mr. Holcomb, $6,235, and Mr. Ganz, $2,974), matching credits by the Company under its

Employees’ Savings Plan (Mr. Aronson, $835, Mr. Holcomb, $258, and Mr. Ganz, $83), and life insurance premiums (Mr. Aronson, $42,823, Mr. Holcomb, $962, and Mr. Ganz, $4,119).  The types of perquisites and other personal benefits provided to the named executive officers include personal use of Company-owned autos, long-term care insurance for Mr. Aronson and Mr. Holcomb.

(3)
Mr. Getzler, a principal of Getzler Henrich, was appointed CRO as of April 1, 2009.  The Company compensated Getzler Henrich for the services of Mr. Getzler at the rate of $15,000 per week since April 1, 2009.  All Other Compensation reflects fees  charged by Getzler Henrich prior to the engagement agreement ($326,380), fees under the engagement agreement for Mr. Getzler’s services as CRO ($594,000), fees under the engagement agreement for the services of other employees of Getzler Henrich ($763,800), and the signing bonus ($200,000) payable under the engagement agreement.

(4)	The named executive officers waived portions of their incentive compensation earned in 2008 and 2007, as follows:

	%	Amount Waived
	Waived	2008	2007	Total

Mr. Aronson	100%	$19,698	$34,384	$54,082
Mr. Holcomb	50%	$3,940	$6,877	$10,817
Mr. Ganz	50%	$5,253	$9,169	$14,422

(5)
In order to conserve its cash resources in 2009 and 2008 and in accordance with the terms of the engagement agreement with Getzler Henrich, the Company has not yet paid the incentive compensation earned in 2007 and 2008 and due in 2008 and 2009, respectively.

(6)
Under the terms of the agreement with Getzler Henrich for the engagement of Joel Getzler as Chief Restructuring Officer beginning April 1, 2009, and prior to that date, in order to conserve cash, the following amounts were not paid in 2009 and have been deferred:

Name	Salary ($)	All Other Compensation ($)	Total

Louis V. Aronson II	$364,744	$60,289	$425,033
Joel Getzler	$--	$1,357,800	$1,357,800
Daryl K. Holcomb	$12,078	$6,235	$18,313
Erwin M. Ganz	$41,667	$2,974	$44,641

7)	No salaried employees of the Company accrue any benefits under the Company’s defined benefit pension plan, and therefore, the Change in Pension Value column of the table is not applicable.

2009 GRANTS OF PLAN BASED AWARDS

No stock options were granted under the Company’s stock option plans to named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

           None

2009 OPTION EXERCISES

           None

2009 PENSION BENEFITS

Name (1)	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During 2009 ($)

Erwin M. Ganz	Ronson Corporation Retirement Plan	24 (2)	$416,715	$48,605

________________

(1)	No other named executive officer is a participant in the Company’s defined benefit pension plan.

(2)	The credited service for Mr. Ganz is the period from the inception of the retirement plan to June 30, 1985, the date the benefit accruals were frozen.

2009 NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2009 ($)	Registrant Contributions in 2009 ($)	Aggregate Earnings in 2009 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2009 ($)

Louis V. Aronson II	--	--	--	-- (2)	$26,447 (1)

_________________
(1)	The deferred compensation for Mr. Aronson represents earned, but not taken, vacation time which was earned in years prior to 1990.

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

Annual Directors’ fees	$5,000
Board of Directors meeting attended	$500
Telephonic Board of Directors meeting attended	$350
Committee meeting attended	$350
Telephonic Committee meeting attended	$200
Independent Director meetings	$--

2009 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)	Amounts Unpaid at 12/31/09 (1) ($)
Barbara L. Collins	13,120	--		13,120	24,470
Edward E. David, Jr.	12,620	--		12,620	23,970
Gerard J. Quinnan	13,820	15,600	(2)	29,420	40,770
John H. Bess	11,970	--		11,970	14,214
Justin P. Walder	--	42,165	(3)	42,165	37,016
___________________

(1)           In accordance with the engagement agreement with Getzler Henrich discussed in Item 7 above, all payments to Directors have been deferred.  The amount unpaid also includes amounts unpaid from 2008.

(2)           Mr. Quinnan earned fees for consulting services at a specified daily rate.

(3)           Mr. Walder earned compensation in 2009 as the Company’s Secretary and
 Assistant Corporation Counsel as follows:  salary $38,333, matching credits by the Company under its Employee’s Savings Plan, $67, and life insurance premiums, $3,765.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On November 24, 2003, the Company and Mr. Aronson entered into a new employment agreement which became effective upon the December 31, 2004 expiration of the existing agreement.  This agreement, as amended on May 17, 2007, provides for a term originally expiring on December 31, 2009, and automatic one-year renewals.  The cont provides for the payment of a base salary which is to be increased 3.5% as of January 1 of each year beginning in 2005, subject to the Company reporting operating earnings in the year prior to each increase.  Mr. Aronson waived the 3.5% increases due on January 1, 2005, on January 1, 2006, on January 1, 2007, and on January 1, 2008.  Effective October 1, 2005, Mr. Aronson offered and accepted a 7% reduction in his base salary provided for by the terms of his employment contract.  Also, on November 16, 2007, Mr. Aronson offered and accepted a 5% reduction in his base salary.  Both the existing and new contracts also provide that the Company shall reimburse Mr. Aronson for reported expenses incurred on behalf of the Company, provide him with an automobile, and pay a death benefit equal to two years' salary.  The Company has purchased term insurance, for which the Company is the sole beneficiary, to provide coverage for a substantial portion of the potential death benefit.  Under the employment contract, Mr. Aronson’s full compensation will continue in the event of Mr. Aronson's disability for the duration of the agreement or one full year, whichever is later.  The employment contracts also provide that if, following a Change-in-Control (as defined in the employment contract), Mr. Aronson's employment with the Company terminated under prescribed circumstances as set forth in the employment contract, the Company will pay Mr. Aronson a lump sum equal to the base salary (including the required increases in base salary) for the remaining term of the employment contract.

On March 30, 2009, the Company retained Joel Getzler, of Getzler Henrich, as Chief Restructuring Officer, with responsibility for operations, finance, accounting and related administrative issues, subject to the authority and reporting to the Company’s Board of Directors.  Getzler Henrich is a corporate turnaround and restructuring firm which, in addition to its operational restructuring focus, is experienced in restructuring, lender/credit relationship management and financing.  Mr. Getzler, age 48, has been with Getzler Henrich since 1990, and acts as Vice Chairman of that firm.  Mr. Getzler will act as Chief Restructuring Officer for the period during which Wells Fargo continues to make revolving advances to the Borrowers in an amount sufficient to fund their cash flow needs.  The Company may terminate Mr. Getzler’s appointment upon two business days’ notice, and Getzler Henrich may terminate the appointment in the event the Company breaches its agreement with Getzler Henrich entered into on March 30, 2009, which supplements the Company’s earlier consulting agreement with that firm (collectively, the “Engagement Agreement”), or upon such earlier date allowed under the Engagement Agreement.

The Company will be obligated for fees and expenses to Getzler Henrich in connection with services provided by Mr. Getzler and his associates.  Under the Engagement Agreement, as amended, the Company will pay to Getzler Henrich a fee in the amount of $15,000 per week for the services of Mr. Getzler as CRO and fees of $25,000 per week for Mr. Getzler’s associates included under the Engagement Agreement.  In addition, Getzler Henrich will be entitled to a signing bonus in the amount of $200,000.

During the term of the Engagement Agreement, payments against accrued amounts, including the signing bonus, will be made to Getzler Henrich in the amount of $10,000 each week.  All accrued amounts, together with the amount of $190,000 owed to Getzler Henrich in fees prior to the appointment of Mr. Getzler, will become due upon specified liquidity events, or earlier if the Company is not in compliance under the Engagement Agreement.  A payment of approximately $100,000 was made to Getzler Henrich from the proceeds of the sale of the consumer products business on February 2, 2010. All amounts owed to Getzler Henrich are secured by a collateral interest in those assets pledged to Wells Fargo, subordinated to the interest of Wells Fargo.  During the term of the Engagement Agreement, payment of salaries, fees, perks and expenses to members of the Company’s Board of Directors, including its President and Chief Executive Officer, will be deferred.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,513	$0.754	49,184

Equity compensation plans not approved by security holders	None	N/A	None

Total	25,513	$0.754	49,184

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

(a)           Security ownership of certain beneficial owners.

Set forth below are the persons who, to the best of management’s knowledge, own beneficially more than five percent of any class of the Company’ voting securities, together with the number of shares so owned and the percentage which such number constitutes of the total number of shares of such class presently outstanding:

Name and Address of Beneficial Owner	Title of Class	Beneficially Owned	Percent of Class
Louis V. Aronson II	Common	1,428,353 (1)	28.07% (1)
Campus Drive, P.O. Box 6707
Somerset, New Jersey 08875

Carl W. Dinger III	Common	590,082 (2)	11.61% (2)
P.O. Box 150
Green Village, New Jersey 07935

(1)
The Ronson Corporation Retirement Plan (“Retirement Plan”) is the beneficial owner of 241,033 common shares.  The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. Aronson and Ganz.  If the shares held by the Retirement Plan were included in Mr. Aronson's beneficial ownership, Mr. Aronson’s beneficial ownership would be increased to 1,669,386 shares, or 32.84% of the class.  The Retirement Plan’s holdings were reported in 1988 on a Statement on  Schedule 13G, as amended September 22, 1997, adjusted for the 5% common stock dividends declared through February 1, 2008.

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

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership	Percent of Class

Louis V. Aronson II	1,428,353	(1)	28.07%
Barbara L. Collins	1,215		*
Edward E. David, Jr.	2,579		*
Erwin M. Ganz	54,324	(1)	1.07%
John H. Bess	3,000		*
Gerard J. Quinnan	14,054		*
Justin P. Walder	84,056		1.65%
Daryl K. Holcomb	68,757		1.35%

All directors and officers as a group (eight(8) individuals including those named above)	1,656,338		32.58%
*Shares owned beneficially are less than 1% of total shares outstanding.
_______________________
(1)
Does not include 241,033 shares of issued common stock owned by the Retirement Plan.  The shares held by the Retirement Plan are voted by the Retirement Plan's trustees, Messrs. Aronson and Ganz.  If the shares held by the Retirement Plan were included in Mr. Aronson's beneficial ownership, Mr. Aronson's beneficial ownership would be 1,669,386 shares, or 32.84% of the class; however, if the shares held by the Retirement Plan were not included in Mr. Aronson’s beneficial ownership, but instead were included in Mr. Ganz’s beneficial ownership, Mr. Ganz’s beneficial ownership would be 295,357 shares, or 5.81% of the class.

(c)           Changes in control.

The Company knows of no contractual arrangements which may operate at a subsequent date to result in a change in control of the Company.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)           Transactions with management and others.

Please refer to Item 11 above for information regarding the Engagement Agreement of Getzler Henrich and the services of  Joel Getzler as the Company’s CRO.

(b)           Certain business relationships.

None.

(c)           Indebtedness of management.

None.

(d)           Transactions with promoters.

Not applicable.

(e)           Director independence.

The Company’s Board of Directors has determined, after considering all the relevant factors, that Ms. Collins, Messrs. David, Bess, and Quinnan are each independent directors, as “independence” is defined in the Nasdaq Marketplace Rules.  Further, the Board has determined that each of the directors who serve on the Audit, Compensation, and Nominating Committees of the Board meets the definition of independence applicable to each committee as defined in the Nasdaq Marketplace Rules.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed and accrued for services provided to the Company by Demetrius & Company, L.L.C., for the years ended December 31, 2009 and 2008, were as follows:

	2009	2008
Audit fees	$99,000	$108,000
Audit-related fees	9,000	-
Tax fees, principally related to tax return preparation	16,000	16,000
All other fees	-	-

The Audit Committee of the Board of Directors pre-approves substantially all of the services of the Company’s auditing firm.  These pre-approved services are approved by the Audit Committee based upon “not to exceed” proposals in advance of the Company’s Annual Meeting of Shareholders.

PART IV

Item 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV
(a)(1)  Financial Statements

The following consolidated financial statements of RCLC, Inc. and subsidiaries are included in Item 8:
(2)  Financial Statement Schedules
None.

(3) Exhibits.

3.1
Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-2 filed on September 18, 1987 and the Company’s Registration Statement on Form S-2 filed with the SEC on April 8, 1988)

3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Annex E to the Company’s Proxy Statement on Schedule 14A filed with the SEC on January 4, 2010)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 31, 2007)
3.4	Amendment to Article VI of Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2007)
3.5	Amendment to Article IV of Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2009)

4.1
Preferred Shares Rights Agreement dated as of December 8, 1998 between the Company and Registrar and Transfer Co. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the SEC on December 16, 1998)

4.2
Amendment Number 1 to Preferred Shares Rights Agreement between the Company and Registrar and Transfer Co. (incorporated by reference to Exhibit 2 to the Company’s Amendment No. 1 on Form 8-A/A to Registration Statement on Form 8-A filed with the SEC on October 10, 2008)

4.3
Amendment Number 2 to Preferred Shares Rights Agreement between the Company and Registrar and Transfer Co. (incorporated by reference to Exhibit 99.a to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2003)

4.4
Amendment Number 3 to Preferred Shares Rights Agreement between the Company and Registrar and Transfer Co. (incorporated by reference to Exhibit 4 to the Company’s Amendment No. 1 on Form 8-A/A to Registration Statement on Form 8-A filed with the SEC on October 10, 2008)

4.5
Certificate of Adjusted Exercise Price of the Company (incorporated by reference to Exhibit 5 to the Company’s Amendment No. 1 on Form 8-A/A to Registration Statement on Form 8-A filed with the SEC on October 10, 2008)

10.1
Subordinated Demand Promissory Note dated June 30, 2008 by the Company to Louis V. Aronson II (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008)

10.2
Subordination Agreement dated June 30, 2008 by Louis V. Aronson II for the benefit of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008)

10.3
Mortgage dated September 26, 2006 from Ronson Consumer Products Corporation to North Fork Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2006)

10.4
Mortgage Promissory Note dated September 27, 2006 by Ronson Consumer Products Corporation in favor of North Fork Bank in the amount of $2,200,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2006)

10.5
Note and Mortgage Modification Agreement dated March 2008 Modifying Note and Mortgage dated September 27, 2006 between Ronson Consumer Products Corporation and Capital One, N.A. (formerly North Fork Bank) (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.6
Second Note and Mortgage Modification Agreement dated August 13, 2008 Modifying Note and Mortgage dated September 27, 2006 between Ronson Consumer Products Corporation and Capital One, N.A. (formerly North Fork Bank) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2008)

10.7
Credit and Security Agreement dated as of May 30, 2008 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2008)

10.8
Forbearance Agreement dated as of March 30, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2009)

10.9
Amendment to Forbearance Agreement dated April 24, 2009, Second Amendment to Forbearance Agreement dated April 29, 2009 and Third Amendment to Forbearance Agreement dated as of May 4, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)

10.10
Fourth Amendment to Forbearance Agreement dated as of May 27, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2009)

10.11
Fifth Amendment to Forbearance Agreement dated as of July 2, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009)

10.12
Sixth Amendment to Forbearance Agreement dated as of July 16, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009)

10.13
Seventh Amendment to Forbearance Agreement dated as of July 31, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009)

10.14
Eighth Amendment to Forbearance Agreement dated as of November 5, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2009)

10.15
Ninth Amendment to Forbearance Agreement dated as of December 28, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2009)

10.16
Tenth Amendment to Forbearance Agreement dated as of February 5, 2010 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc., Ronson Corporation of Canada Ltd., and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2010)

10.17
Eleventh Amendment to Forbearance Agreement dated as of February 19, 2010 among the Company, RCPC Liquidating Corp. (formerly Ronson Consumer Products Corporation), Ronson Aviation, Inc., RCC Inc. (formerly Ronson Corporation of Canada Ltd.), and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010)

10.18
Twelfth Amendment to Forbearance Agreement dated as of March 5, 2010 among the Company, RCPC Liquidating Corp. (formerly Ronson Consumer Products Corporation), Ronson Aviation, Inc., RCC Inc. (formerly Ronson Corporation of Canada Ltd.), and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.19
Thirteenth Amendment to Forbearance Agreement dated as of April 1, 2010 among the Company, RCPC Liquidating Corp. (formerly Ronson Consumer Products Corporation), Ronson Aviation, Inc., RCC Inc. (formerly Ronson Corporation of Canada Ltd.), and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division†

10.20
Engagement Agreement dated May 30, 2009 among the Company, Ronson Consumer Products Corporation, Ronson Aviation, Inc. and Getzler Henrich & Associates, LLC, together with Consulting Agreement dated January 6, 2009 between the Company and Getzler Henrich & Associates, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2009)

10.21
Asset Purchase Agreement dated May 15, 2009 among the Company, Ronson Aviation, Inc. and Hawthorne TTN Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009)

10.22
First Amendment and Second Amendment to Asset Purchase Agreement dated May 15, 2009 among the Company, Ronson Aviation, Inc. and Hawthorne TTN Holdings, LLC (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on January 4, 2010)

10.23	Fifth Amendment to Asset Purchase Agreement dated May 15, 2009 among the Company, Ronson Aviation, Inc. and Hawthorne TTN Holdings, LLC†
10.24
Asset Purchase Agreement dated October 15, 2009 among Ronson Corporation, Ronson Consumer Products Corporation, Ronson Corporation of Canada Ltd., Zippo Manufacturing Company and Nosnor, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.25
Amendment to Asset Purchase Agreement dated as of February 2, 2010 among the Company, Ronson Consumer Products Corporation, Ronson Corporation of Canada Ltd., Zippo Manufacturing Company and Nosnor, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2010)

10.26
Employment Agreement dated May 17, 2007 between the Company and Louis V. Aronson II (incorporated by reference to Exhibit 10-a to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2007)#

14.1
Code of Ethics for  the Company’s Senior Financial Officers entitled “Standards of Integrity” (incorporated by reference to Exhibit 99.d to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2004)

21.1	Subsidiaries of the Company†
23.1	Consent of Demetrius & Company, L.L.C.†
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCLC, INC.

Dated: April 15, 2010	By: /s/ Louis V. Aronson II
Louis V. Aronson II, President and
Chief Executive Officer and Director
POWER OF ATTORNEY

We, the undersigned, hereby constitute Louis V. Aronson II and Daryl K. Holcomb, or either of them, our true and lawful attorneys-in-fact with full power to sign for us in our name and in the capacity indicated below any and all amendments and supplements to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louis V. Aronson II	President and Chief Executive Officer	April 15, 2010
Louis V. Aronson II	and Director

/s/ Daryl K. Holcomb	Vice President, Chief Financial	April 15, 2010
Daryl K. Holcomb	Officer and Controller

/s/ Joel Getzler	Chief Restructuring Officer	April 15, 2010
Joel Getzler

/s/ Erwin M. Ganz	Treasurer, Assistant Secretary	April 15, 2010
Erwin M. Ganz	and Director

/s/ Justin P. Walder	Secretary and Director	April 15, 2010
Justin P. Walder r

/s/ Barbara L. Collins	Director	April 15, 2010
Barbara L. Collins

/s/ Edward E. David	Director	April 15, 2010
Edward E. David

/s/ Gerard J. Quinnan	Director	April 15, 2010
Gerard J. Quinnan

/s/ John Bess	Director	April 15, 2010
John Bess

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of RCLC, Inc.

We have audited the accompanying consolidated balance sheets of RCLC, Inc., formerly Ronson Corporation, and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RCLC, Inc., formerly Ronson Corporation, and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Demetrius & Company, L.L.C.

Wayne, New Jersey
April 15, 2010

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Dollars in thousands

ASSETS
	December 31,
	2009	2008

CURRENT ASSETS:
Other current assets	$329	$191
Other current assets of discontinued operations	6,419	3,917
TOTAL CURRENT ASSETS	6,748	4,108

PROPERTY, PLANT AND EQUIPMENT:
Buildings and improvements	-	93
Machinery and equipment	121	200
	121	293

Less accumulated depreciation and amortization	111	233
	10	60

OTHER ASSETS	1,626	1,636
OTHER ASSETS OF DISCONTINUED OPERATIONS	8,836	9,033
	$17,220	$14,837

See notes to consolidated financial statements.

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Dollars in thousands (except share data)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
	December 31,
	2009	2008

CURRENT LIABILITIES:
Short-term debt	$300	$275
Current portion of long-term debt	-	11
Accounts payable	2,394	580
Accrued expenses	2,010	439
Current liabilities of discontinued operations	14,693	11,140
TOTAL CURRENT LIABILITIES	19,397	12,445

LONG-TERM DEBT	-	14
OTHER LONG-TERM LIABILITIES	2,136	1,970
OTHER LONG-TERM LIABILITIES OF DISCONTINUED
OPERATIONS	476	502
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY:
Preferred stock, no par value, authorized 5,000,000 shares

Common stock, par value $1
	2009	2008
Authorized shares	11,848,106	11,848,106
Reserved shares	25,513	25,513
Issued (including treasury)	5,172,577	5,172,577	5,173	5,173
Additional paid-in capital	30,007	29,998
Accumulated deficit	(35,606)	(30,893)
Accumulated other comprehensive loss	(2,766)	(2,775)
	(3,192)	1,503
Less cost of treasury shares:
2009 and 2008, 89,038	1,597	1,597
TOTAL STOCKHOLDERS' DEFICIENCY	(4,789)	(94)
	$17,220	$14,837

See notes to consolidated financial statements.

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands (except per share data)

	Year Ended December 31,
	2009	2008

NET SALES	$-	$-

Cost and expenses:
General and administrative	1,323	1,580
Depreciation and amortization	47	57
	1,370	1,637
LOSS BEFORE INTEREST AND
OTHER ITEMS	(1,370)	(1,637)

Other expense:
Interest expense	57	75
Other-net	536	250
	593	325

LOSS BEFORE INCOME TAXES	(1,963)	(1,962)

Income tax benefits	(552)	(753)

LOSS FROM CONTINUING OPERATIONS	(1,411)	(1,209)

Loss from discontinued operations (net of tax
provision (benefit) of $22 and $(279))	(3,302)	(443)

NET LOSS	$(4,713)	$(1,652)

LOSS PER COMMON SHARE:

Basic:
Loss from continuing operations	$(0.28)	$(0.23)
Loss from discontinued operations	(0.65)	(0.09)
Net loss	$(0.93)	$(0.32)

Diluted:
Loss from continuing operations	$(0.28)	$(0.23)
Loss from discontinued operations	(0.65)	(0.09)
Net loss	$(0.93)	$(0.32)

See notes to consolidated financial statements.

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Years Ended December 31, 2009 and 2008
Dollars in thousands

				Accumulated			Compre-
		Additional		Other	Treasury		hensive
	Common	Paid-in	Accumulated	Comprehensive	Stock		Income
	Stock	Capital	Deficit	Loss	(at cost)	Total	(Loss)
Balance at December 31, 2007	5,173	29,997	(29,241)	(1,345)	(1,597)	2,987

Net loss - 2008			(1,652)			(1,652)	$(1,652)
Translation adjustment, net of tax							(37)
Pensions, net of tax							(1,398)
Pensions, PSC, net of tax							5
Other comprehensive loss				(1,430)		(1,430)	(1,430)
Comprehensive loss							$(3,082)
Stock option expense		1				1
Balance at December 31, 2008	5,173	29,998	(30,893)	(2,775)	(1,597)	(94)

Net loss - 2009			(4,713)			(4,713)	$(4,713)
Translation adjustment, net of tax							12
Pensions, net of tax							(6)
Pensions, PSC, net of tax							3
Other comprehensive income				9		9	9
Comprehensive loss							$(4,704)
Stock option expense		9				9
Balance at December 31, 2009	$5,173	$30,007	$(35,606)	$(2,766)	$(1,597)	$(4,789)

	SHARE ACTIVITY

	Common	Treasury
	Stock	Stock
Balance at December 31, 2007	5,172,577	89,038

Balance at December 31, 2008	5,172,577	89,038

Balance at December 31, 2009	5,172,577	89,038

See notes to consolidated financial statements.

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(4,713)	$(1,652)
Adjustments to reconcile net loss
to net cash used in operating activities:
Loss from discontinued operations	3,302	443
Depreciation and amortization	47	90
Stock option expense	9	1
Deferred income tax benefits	(239)	(15)
Net changes in assets and liabilities:
Other current assets	(595)	9
Accounts payable	1,814	102
Accrued expenses	1,368	-
Other non-current assets and other long-term
liabilities	2	(40)
Net change in pension-related accounts	357	117
Net cash provided by (used in) operating activities
of continuing operations	1,352	(945)
Net cash provided by (used in) operating activities
of discontinued operations	(2,267)	762
Net Cash Used in Operating Activities	(915)	(183)

Cash Flows from Investing Activities:
Capital expenditures	(4)	(8)
Proceeds from sale of property, plant & equipment	10	-
Net cash provided by (used in) investing
activities	6	(8)
Net cash used in investing activities of
discontinued operations	(37)	(109)
Net Cash Used in Investing Activities	(31)	(117)

Cash Flows from Financing Activities:
Proceeds from short-term debt	25	275
Payments of long-term debt	(3)	(21)
Payments of short-term debt	-	(30)
Net cash provided by financing activities	22	224
Net cash provided by financing activities of
discontinued operations	880	82
Net Cash Provided by Financing Activities	902	306

Net Increase (Decrease) in Cash and Cash Equivalents
for Continuing Operations	1,380	(729)
Net Increase (Decrease) in Cash and Cash Equivalents
for Discontinued Operations	(1,424)	735
Net Increase (Decrease) in Cash and Cash Equivalents	(44)	6
Cash and Cash Equivalents at Beginning of Year	84	78
Cash and Cash Equivalents at End of Year	$40	$84

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation – The consolidated financial statements include the accounts of RCLC, Inc., formerly known as Ronson Corporation (the "Company") and its subsidiaries, all of which are wholly owned.  Its principal subsidiaries are RCPC Liquidating Corp., formerly known as Ronson Consumer Products Corporation ("RCPC"), RCC, Inc., formerly known as Ronson Corporation of Canada Ltd. ("RCC"), (these together are "Consumer Products"); and Ronson Aviation, Inc. ("Ronson Aviation"), Trenton, New Jersey.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern and Management’s Response – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had a Loss from Continuing Operations of $1,411,000 and a Net Loss of $4,713,000 for the year ended December 31, 2009.  At December 31, 2009, the Company had both a deficiency in working capital and a Stockholders’ Deficit.  In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at December 31, 2009 (Refer to Note 4 and 5).

The Company’s losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, as well as existing events of default under its credit facilities and mortgage loans, raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 21, 2008, as a result of events of default under the Credit Agreement, extending to the failure of the Company to meet its minimum tangible net worth requirement as of September 30, 2008 and its minimum net income and minimum net cash flow requirements for the nine months ended September 30, 2008, Wells Fargo, National Association (“Wells Fargo”)advised the Company of an increase in the interest rate on the amounts outstanding under its Credit Agreement by 3%, retroactive to July 1, 2008, as allowed under the terms of the Credit Agreement.  Under cross-default provisions in the Company’s mortgage loan documentation with Capital One, N.A. (“Capital One”), the events of default under the Credit Agreement with Wells Fargo were events of default under the mortgage loan.

In December 2008, in response to the request from Wells Fargo, the Company’s Board of Directors (the “Board”) began interviewing financial consultants for the Company to assist in managing its operations and cash requirements and on January 6, 2009, the Company engaged Getzler Henrich as its financial consultant.

On February 20, 2009, the Company received from Wells Fargo an additional notification of Wells Fargo’s reservation of rights and remedies relating to the previously identified events of default.  The notification further indicated that Wells Fargo was instituting certain restrictions and reducing loan availability.

On March 30, 2009, the Company and its wholly-owned subsidiaries entered into a forbearance agreement with Wells Fargo, under which Wells Fargo agreed not to assert existing events of default under the borrowers’ credit facilities with Wells Fargo through April 24, 2009, or such earlier date determined under the forbearance agreement. Wells Fargo also agreed to an overadvance facility in the amount of $500,000 to supplement the Company’s credit line.  The forbearance agreement was subsequently amended in 2009 on each of April 24, April 29, May 4, May 27, July 2, July 16, July 31, November 5, December 28, and in 2010 February 5, February 19 and March 5 and April 1, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability (the original agreement together with all amendments, collectively, the “Forbearance Agreement”).  Under the amendment dated March 5, 2010, Wells Fargo increased the maximum amount of the Company’s overadvance facility to $1.5 million and, in the April 1, 2010 amendment also agreed to extend the forbearance period to April 16, 2010.

Also, on March 30, 2009, the Company expanded the scope of the engagement of Getzler Henrich and, in accordance with its obligations under the Forbearance Agreement, retained Joel Getzler of Getzler Henrich as the Company’s Chief Restructuring Officer (“CRO”) responsible for operations, finance, accounting and related administrative issues, subject to the authority of and reporting to the Board.  Pursuant to the engagement, Mr. Getzler has agreed to act as CRO during the period that Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund the Company’s cash flow needs.

During the forbearance period, the borrowers will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank’s prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $500,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo.

On February 2, 2010, subsequent to the receipt of shareholder approval of the purchase agreement dated October 5, 2009 to sell substantially all of the assets of Consumer Products to Zippo, Manufacturing Company (“Zippo”), from the Company’s shareholders, the Company completed the sale of the Company’s consumer products business to Zippo for an adjusted purchase price of $10,478,000 in cash.  The assets sold included rights to the “Ronson” name and mark and, as such, in connection with the transaction, the Company changed its name from Ronson Corporation to RCLC, Inc.  The sale price for these assets was $11.1 million, payable in cash at closing subject to various adjustments, $1.350 million of which is to be held in escrow to secure the Company’s indemnification obligations for a period of twelve months and longer in specified events.

On May 15, 2009, the Company entered into an asset sale agreement with Hawthorne TTN Holdings, LLC. (“Hawthorne”), for the sale of substantially all of the assets of the Company’s aviation business (other than specified assets including cash and cash equivalents and accounts receivable). The agreement provides for a purchase price of $9.5 million, $0.5 million of which will be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company.  The Company has been advised by Hawthorne that it expects to complete the purchase shortly but issues with Hawthorne’s financing have delayed closing.

Upon the completion of the sales of the consumer products business to Zippo and the aviation business to Hawthorne, the Company will have paid all amounts due to its secured creditors.  The Company will have remaining liabilities to other creditors in excess of its assets.

In 2008 and 2009, the Company has taken steps to reduce its costs and expenses.  Certain salaries to officers were reduced.  The Company’s officers accepted reductions in the management incentive compensation totaling $79,000 related to operating results in 2007 that had been due to be paid in 2008 and $44,000 in management incentive compensation related to operating results in 2008.  In the first quarter of 2009, the Company reduced its workforce by about 15 persons, or 17% of the Company’s staff.  The Company reduced the health benefits provided to its employees, and deferred payment of the Company’s contribution to its defined contribution pension plan.  In addition, certain employees have temporarily assumed payment of costs of Company vehicles and costs of life and other insurance.  All payments to directors of the Company, including officers who are directors, have been deferred.

Allowances for Doubtful Accounts and Sales Incentives - Management must make estimates of the uncollectability of accounts receivable.  Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Property and Depreciation – Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives using the straight-line method.  Capitalized leases are amortized over their useful lives using the straight-line method.  Leasehold improvements are amortized over their estimated useful lives or the remaining lease terms, whichever is shorter.  Buildings and improvements include:  buildings and improvements with useful lives of 5-50 years, land improvements with useful lives of 5-20 years, and leasehold improvements with useful lives of 3-20 years.  Machinery and equipment includes production equipment with useful lives of 5-20 years, office furniture and equipment with useful lives of 2-15 years, autos and trucks with useful lives of 3-5 years, and tools, dies and molds with useful lives of 3-5 years.

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

The fair market value of the Company’s mortgage loan with Capital One, N.A. (“Capital One”) approximated its book value at December 31, 2009 because the due date of the loan is January 1, 2010.  The book value of the Company's other long-term debt is considered to approximate its fair value based on current market rates and conditions (refer to Note 5).

Derivative Financial Instruments – Prior to July 31, 2006, the Company utilized a derivative instrument, an interest rate swap, to modify the Company's exposure to interest rate risk.  The Company accounted for this derivative instrument under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  SFAS 133 required that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  For derivatives that are designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value with any changes recognized immediately in the Consolidated Statements of Operations.  By policy, the Company has not historically entered into derivative financial instruments for trading purposes or for speculation.

Impairment of Long-Lived Assets - The Company periodically evaluates whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision.  When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the estimated undiscounted future cash flows resulting from the use of the asset.  In the event the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.  The Company has also reviewed the carrying value of its long-lived assets taking into account the sales values of the assets, as part of the sales to Zippo and Hawthorne.

Revenue Recognition - Net Sales are recognized by Consumer Products on the date of shipment of the product to domestic customers and on the date title for the goods has been transferred on shipments to foreign customers, prior to which an arrangement exists, the price is fixed, and it has been determined that collectability is reasonably assured.

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

Research and Development Costs - Costs of research and new product development are charged to operations as incurred and amounted to approximately $267,000 and $299,000 for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling Costs - The Company records shipping and handling costs within Selling, Shipping, and Advertising Expenses.  Such costs amounted to about $1,387,000 and $1,507,000 for the years ended December 31, 2009 and 2008, respectively.

Advertising Expenses - Costs of advertising are expensed as incurred and amounted to approximately $104,000 and $143,000 for the years ended December 31, 2009 and 2008, respectively.

Accrued Expenses - On December 31, 2009 Accrued Expenses of discontinued operations included deferred income of $1,839,000, consisting of sales to Zippo.  On December 31, 2008 Accrued Expenses included accrued vacation pay and other compensation of $655,000 of which $552,000 belongs to discontinued operations.  No other item amounted to greater than 5% of total current liabilities.

Other Current Assets - On December 31, 2009 and 2008, Other Current Assets included deferred income tax assets of $677,000 and $547,000, respectively.  Deferred cost of goods sold of $1,801,000 related to Zippo sales and deferred expenses of $671,000 incurred related to the sales of Consumer Products and Ronson Aviation to Zippo and Hawthorne, respectively, are also included in Other Current Assets of Discontinued Operations. No other item amounted to greater than 5% of total current assets.

Stock Options - The Company accounts for stock-based compensation in accordance with current accounting guidance, which requires the recognition of the fair value of stock-based compensation in net income.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model.  The fair value of stock-based awards is amortized over the vesting period of the award.

Per Common Share Data - The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

	Year Ended December 31, 2009
	Loss	Shares	Per Share
Continuing Operations:
Basic	$(1,411)	5,084	$(0.28)
Effect of dilutive securities, stock options (1)	--	--
Diluted	$(1,411)	5,084	$(0.28)

Discontinued Operations:
Basic	$(3,302)	5,084	$(0.65)
Effect of dilutive securities, stock options (1)	--	--
Diluted	$(3,302)	5,084	$(0.65)

Net
Basic	$(4,713)	5,084	$(0.93)
Effect of dilutive securities, stock options (1)	--	--
Diluted	$(4,713)	5,084	$(0.93)

	Year Ended December 31, 2008
	Loss	Shares	Per Share
Continuing Operations:
Basic	$(1,209)	5,084	$(0.24)
Effect of dilutive securities, stock options (1)	--	--
Diluted	$(1,209)	5,084	$(0.24)

Discontinued Operations:
Basic	$(443)	5,084	$(0.09)
Effect of dilutive securities, stock options (1)	--	--
Diluted	$(443)	5,084	$(0.09)

Net
Basic	$(1,652)	5,084	$(0.33)
Effect of dilutive securities, stock options (1)	--	--
Diluted	$(1,652)	5,084	$(0.33)

(1)            The stock options were anti-dilutive for the years ended December 31, 2009 and 2008 and, therefore, were excluded from the calculation and reconciliation of Diluted Loss per Common Share for those years.  The numbers of potentially anti-dilutive securities were 1,000 and 1,000 in the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company had outstanding approximately 5,084,000 shares of common stock.

Recent Accounting Pronouncements

In June 2009, the FASB adopted a codification of accounting standards and the hierarchy of GAAP. The codification became effective for financial statements issued for interim or annual periods ending after September 15, 2009 and is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All nongrandfathered non-SEC accounting literature not included in the codification is superseded and deemed non-authoritative. Adoption of the codification did not have a financial effect on the Corporation’s consolidated financial statements.

In June 2009, the Corporation adopted new FASB requirements to evaluate events or transactions that occur after the balance sheet date but before financial statements are issued. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the process of preparing financial statements, must be recognized in the financial statements. Subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date but before financial statements are issued are not permitted to be recognized, but may require disclosure.

The Company has evaluated events occurring subsequent to December 31, 2009 through April 15, 2010, the date of filing the 2009 Annual Report on Form 10-K with the SEC, to determine if any such events should either be recognized or disclosed in the Consolidated Financial Statements. See Note 17 for additional disclosure.

Note 2:  DISCONTINUED OPERATIONS

On February 2, 2010, the Company consummated the sale to Zippo of substantially all of the assets of its Consumer Products business for the purchase price of about $10.5 million in cash, $1.1 million of which will be held in escrow for a period of 12 months after closing to secure indemnification claims against the Company and an additional $250,000 of which will be held in escrow to secure the Company’s environmental compliance obligations.

 On May 15, 2009, the Company entered into an asset sale agreement with Hawthorne for the sale of substantially all of the assets of the Company’s aviation business (other than specified assets including cash and cash equivalents and accounts receivable). The agreement provides for a purchase price of $9.5 million, $0.5 million of which will be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company.  The Company has been advised by Hawthorne that it expects to complete the purchase shortly but issues with Hawthorne’s financing have delayed closing
The carrying amount of the assets and liabilities of discontinued operations at December 31, 2009 and December 31, 2008, were as follows (in thousands):

	December 31,
	2009	2008
Current assets of discontinued operations:
Cash	$40	$84
Accounts receivable, net	1,102	1,288
Inventories	1,843	1,839
Other current assets	3,434	706
Total	$6,419	$3,917

Other assets of discontinued operations:
Property, plant and equipment, net	$5,325	$5,783
Other assets	3,511	3,250
Total	$8,836	$9,033

Current liabilities of discontinued operations:
Short-term debt	$2,736	$1,472
Current portion of long-term debt & leases	5,418	5,752
Accounts payable	3,081	2,322
Accrued expenses	3,458	1,594
Total	$14,693	$11,140

Other long-term liabilities of discontinued operations:
Long-term debt and leases	$95	$145
Other long-term liabilities	381	357
Total	$476	$502

Net Sales of Discontinued Operations were as follows (in thousands):
	December 31,
	2009	2008
Net Sales from Discontinued Operations	$18,738	$24,187

Note 3. INCOME TAXES:

At December 31, 2009, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $11,715,000, expiring as follows: $1,478,000 in 2010 to 2012; $1,379,000 in 2018 to 2020; and $8,858,000 in 2021 to 2029.  The Company also had available federal and state alternative minimum tax credit carryforwards of approximately $102,000.

The income tax expenses (benefits) consisted of the following (in thousands):

	Year Ended December 31,
Current:	2009	2008
Federal	$--	$--
State	7	10
Foreign	1	9
	8	19
Deferred:
Federal	(957)	(957)
State	(95)	(95)
Foreign	(7)	1
	538)	(1,051)
Income tax expenses (benefits), net	$(530)	$(1,032)

Current income taxes in the year ended December 31, 2008 were presented net of credits of $24,000, (none in 2009) arising from the utilization of available tax losses and loss carryforwards in accordance with current accounting guidance.

The reconciliation of estimated income taxes attributed to continuing operations at the United States statutory tax rate to reported income tax benefits was as follows (in thousands):
	Year Ended December 31,
	2009	2008
Tax expense amount computed using statutory rate	$(667)	$(667)
State taxes, net of federal benefit	(40)	--
Increase in valuation allowance	143	--
Other	12	(86)
Income tax benefits, net	$(552)	$(753)

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below (in thousands):

	December 31,
	2009	2008
Deferred income tax assets:
Inventories, principally due to additional costs
inventoried for tax purposes pursuant to the Tax
Reform Act of 1986 and valuation reserves for
financial reporting purposes	$108	$118
Compensation and compensated absences, principally
due to the accrual for financial reporting purposes	385	231
Accrual of projected environmental costs, principally related to Prometcor’s compliance with NJDEP requirements	199	199
Net operating loss carryforwards	4,903	3,107
Alternative minimum tax credit carryforwards	102	102
Unrecognized net loss on pension plan	1,834	1,830
Other	275	367
Total gross deferred income tax assets	7,806	5,954
Less valuation allowance	1,562	91
Net deferred income tax assets	6,244	5,863
Deferred income tax liabilities:
Pension expense, due to contributions in excess of
net accruals	774	996
Other	237	169
Total gross deferred income tax liabilities	1,011	1,165
Net deferred income taxes	$5,233	$4,698

A valuation allowance has been established based on the likelihood that a portion of the deferred income tax assets will not be realized.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  The ultimate realization of the deferred income tax assets will require aggregate taxable income of approximately $8,500,000 in the years prior to the expiration of the net operating loss carryforwards in 2029.  The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

The net deferred income tax assets were classified in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2009	2008(1)
Current:
Other current assets	$251	$37
Current assets of discontinued operations	426	510
Total current	677	547
Long-Term:
Other assets	1,542	1,505
Other assets of discontinued operations	3,014	2,646
Total long-term	4,556	4,151
Total net deferred income tax assets	$5,233	$4,698

(1)Reclassified for comparability.

The Company’s policy is to report interest and penalties, if any, related to income taxes in Interest Expense and General and Administrative Expenses, respectively.

Note 4.  SHORT-TERM DEBT:

            Composition (in thousands):
	December 31,
	2009	2008
Revolving loans, Wells Fargo (a)	$2,736	$1,472
Other (b)	300	275
	$3,036	$1,747

(a) On May 30, 2008, the Company and RCPC, Ronson Aviation and RCC (collectively, the “Borrowers”) entered into a secured revolving credit facility with Wells Fargo.  The credit facility consisted of (1) a revolving line of credit of up to $4.0 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500.  Availability under the credit facility is determined based on the value of the Borrowers’ receivables and inventory, and other factors, as set forth in the credit and security agreement.  The Company is a guarantor of the obligations under the credit facility.  Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than (1) the real property owned by RCPC in Woodbridge, New Jersey and (2) 34% of the Company’s interest in RCC.

The term of the credit facility is 60 months.  The revolving line of credit had a balance of $2,736,000 at December 31, 2009.  The revolving line of credit bore interest at ½% over the Wells Fargo prime rate (3.25% at December 31, 2009 plus a default rate of 3%), or, at the Company’s option, a portion may bear interest at LIBOR plus 3%.  The term for the overadvance facility was the prime rate plus 8% per annum.

The Company paid fees to Wells Fargo that is customary for facilities of this type.  The credit facility contains minimum tangible net worth, minimum net income, minimum net cash flow and other financing covenants, certain restrictions on capital expenditures, as well as affirmative and negative covenants and events of default customary for facilities of this type.

On November 21, 2008, Wells Fargo advised the Company and its subsidiaries that Events of Default under the credit agreement dated May 30, 2008, had occurred.  These events of default included the Company’s not meeting financial covenants as follows:   1) the minimum Tangible Net Worth as of September 30, 2008, 2) the minimum Net Income for the nine months ended September 30, 2008, and 3) the minimum Net Cash Flow for the nine months ended September 30, 2008, and the Company’s not meeting all of the requirements of the Post-Closing Agreement dated May 30, 2008. As a result of the events of default, Wells Fargo increased the interest rate charged on the loans outstanding under the credit agreement by 3%.  These increases were assessed retroactively to July 1, 2008.  In addition, in November and December, Wells Fargo reduced the amounts available to be borrowed under the revolving line of credit. In December 2008, Wells Fargo required that the Company engage a consultant to review and monitor the Company’s operation and Wells Fargo increased its monitoring of the line of credit.

On March 30, 2009, the Company, its subsidiaries and Wells Fargo entered into a forbearance agreement, subsequently amended, in 2009 on each of April 24, April 29, May 4, May 27, July 2, July 16, July 31, November 5, December 28, and in 2010 on February 5, February 19, March 5 and April 1,under which Wells Fargo has agreed not to assert existing events of default under the Company’s credit facilities with Wells Fargo through March 31, 2010, or such earlier date determined under the forbearance agreement.  The forbearance period may terminate earlier if, among other events, the

Company breaches the forbearance agreement, additional events of default occur under the credit facilities with Well Fargo, the Company fails to employ a Chief Restructuring Officer or the Company fails actively to pursue alternative financing or divestiture of the Company’s aviation division.

On March 30, 2009, the Company announced that, as required under the forbearance agreement, it had retained Joel Getzler, of Getzler Henrich & Associates LLC, as Chief Restructuring Officer, as well as, that it had initiated plans to divest Ronson Aviation, Inc.

On February 2, 2010, the Company, RCPC and RCC consummated the sale to Zippo.  Of the proceeds, $1.1 million is being held in escrow for a period of 12 month after closing to secure potential indemnification claims against the Company and an additional $250,000 of which will be held in escrow to secure the Company’s environmental compliance obligations. The sale of Ronson Aviation to Hawthorne is expected to be completed.  Of the proceeds, $500,000 is being held in escrow for indemnification claims.  The proceeds from both sales will repay the loans to Wells Fargo.  (Refer to Note 17. Subsequent Events below.)

On May 18, 2009, the Company announced that it had entered into an agreement to sell substantially all the assets of Ronson Aviation to Hawthorne.  On October 15, 2009 the Company announced that it had entered into a definitive agreement with Zippo to sell to substantially all of the assets of its Consumer Products companies, Ronson Consumer Products Corporation and Ronson Corporation of Canada, Ltd.

During the forbearance period, Wells Fargo will make available to the Company an overadvance facility in the amount of up to $2,000,000 to supplement the Company’s credit line, the maximum amount of which has been adjusted to $3,500,000.  During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank’s prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $500,000 which will be charged as an advance under the credit line upon the earlier of the end of the forbearance period or repayment of all amounts owed to Wells Fargo. On March 5, 2010, as a result of the consummation of the sale to Zippo, RCPC and RCC are no longer permitted to request advances under the credit facility with Wells Fargo or consider its remaining assets in borrowing base calculations.  Ronson Aviation will continue to be permitted to request advances under the credit facility. The amendment to the Forbearance Agreement reduces the overadvance facility and the maximum revolving credit line to $1,500,000 and $1,900,000, respectively.

Based on the amount of the loans outstanding and the levels of accounts receivable and inventory at December 31, 2009, the Company’s subsidiaries had unused borrowings available at December 31, 2009 of about $610,000 under the Wells Fargo line of credit described above, of which approximately $81,000 was utilized on January 1, 2010 to meet the debt service requirements and fees of Wells Fargo. (Refer to Note 5 below for information regarding the book value of assets pledged as collateral for the debt above.)

(b)         Refer to Note 15. Related Party Transactions below.
At December 31, 2009, the weighted average interest rate for the total short-term debt was 8.30%.

Note 5. LONG-TERM DEBT:

Composition (in thousands):

	December 31,
	2009	2008
Mortgage loan payable, Capital One (a)	$2,131	$2,133
Note payable, lessor (b)	127	160
Term loans payable, Wells Fargo (c)	6,576	3,570
Term notes payable, other	--	27
	5,495	5,890
Less portion in current liabilities	5,405	454
Balance of long-term debt	$90	$5,436

(a)          In September 2006, RCPC entered into a mortgage loan agreement with Capital One for $2,200,000.  The mortgage loan had a balance of $2,131,000 at December 31, 2009 and is secured by a first mortgage on the property of RCPC at 3 and 6 Ronson Road, Woodbridge, NJ and the guarantees of the Company and Ronson Aviation.  In connection with a waiver of a covenant violation at December 31, 2007 provided to the Company by Capital One, effective April 1, 2008, the interest rate on the mortgage loan was increased to 8.00%, monthly installments were increased to $17,081, the final installment on November 1, 2016 was increased to $1,746,000, and the debt service coverage ratio was modified.
On August 12, 2008, Capital One provided the Company with a modification of the mortgage loan because the Company did not meet minimum Earnings before Income Taxes covenant for the six months ended June 30, 2008.  In connection with the modification, the interest rate on the mortgage loan was increased to 9.00% effective 9/1/08, 9.50% effective 1/1/09, 10.00% effective 4/1/09, 10.50% effective 7/1/09, and 11.00% effective 10/1/09.  The final due date of the mortgage was changed to January 1, 2010, from the prior due date of November 1, 2016.

On February 2, 2010, the sale of Consumer Products to Zippo was consummated.  The proceeds from this sale repaid the mortgage loan to Capital One. (Refer to Note 17. Subsequent Events below.)

(b)  As part of the lease agreement for its warehouse, effective March 1, 2004, RCPC entered into a term note payable to the lessor in the original amount of $440,000.  The note bears interest at the rate of 8.25% and is payable in monthly installments of $3,787 including interest through February 2013.  The note is secured by the leasehold improvements in the warehouse.

(c)  On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the new credit facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500 with a balance of $591,000 as of December 31, 2009, and a Real Estate Term Loan in the original amount of $2,922,500 with a balance of $2,646,000 as of December 31, 2009.  The Equipment Term Loan is payable in 60 equal monthly principal payments of about $14,000 plus interest.  The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest.  The interest rate for the Equipment Term Loan, originally the prime rate plus .75%, was increased in the fourth quarter 2008, to the prime rate plus 3.75%, effective July 1, 2008.  Similarly, the interest rate for the Real Estate Term Loan, originally the prime rate plus 1%, was increased to the prime rate plus 4%, effective July 1, 2008.

In November 2008, the Company was notified that Events of Default under the Wells Fargo Credit agreement had occurred.  Under cross default provisions of the Capital One mortgage loan agreement, these Events of Default under the Wells Fargo agreement could result in an event of default under the Capital One mortgage loan agreement.  As a result of the Events of Default and the likelihood that the Company wound not attain compliance with the financial covenants within one year, the long-term portion of the Equipment Term Loan and the long-term portion of the Real Estate Term Loan have been included in the Current Portion of Long Term Debt.  Subsequently, on February 2, 2010, the equipment term loan was repaid with the proceeds from the sale of Consumer Products. (Refer to Note 17. Subsequent Events below.)

The Wells Fargo and Capital One long-term debt referred to above, have been classified as Current Liabilities of Discontinued Operations on the Company’s balance sheets at December 31, 2009.

At December 31, 2009, fixed assets with a net book value of $5,335,000, accounts receivable and inventories of $3,009,000, and other noncurrent assets with a net book value of $314,000 were pledged as collateral for the debt detailed in Notes 4 and 5 above.

Net assets of consolidated subsidiaries, excluding intercompany accounts, amounted to approximately $1,600,000 at December 31, 2009, substantially all of which were restricted as to transfer to the Company and its subsidiaries due to various covenants of their debt agreements at December 31, 2009.

Long-term debt matures as follows: 2010, $5,405,000; 2011, $40,000; 2012, $47,000; and 2013, $3,000.

Note 6. LEASE OBLIGATIONS:

Lease expenses consisting principally of office and warehouse rentals, totaled $478,000 and $579,000 for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company's future minimum lease payments under operating and capitalized leases with initial or remaining noncancellable lease terms in excess of one year are presented in the table below (in thousands):

	Total	Operating Leases	Capitalized Leases
Year Ending December 31:
2010	$256	$240	$16
2011	173	169	4
2012	140	140	--
2013	57	57	--
2014	57	57	--
Total obligations	$683	$663	20
Less: Amount representing interest			1
Present value of capitalized lease obligations			$19

Capitalized lease property included in the Consolidated Balance Sheets is presented below (in thousands):
	December 31,
	2009	2008
Machinery and equipment	$64	$62
Less accumulated amortization	37	25
	$27	$37

The Company has accounted for step rent provisions so that rent abatements are amortized over the life of the lease on a straight-line basis.  The amounts due under escalation charges (which are all related to operating expenses, real estate taxes and utilities) are expensed as incurred and included in minimum lease payments.  The capital improvements funding provided to the Company by the lessor for the Company’s South Brunswick, New Jersey warehouse was capitalized in leasehold improvements and the debt included in long-term debt as reported in Note 5 above.

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

Plan assets primarily included common stocks (75%), fixed income securities (10%), cash and money market accounts (8%), a guaranteed annuity contract (7%), and 241,033 shares of common stock of the Company (0%). The stock of the Company held by the Plan was valued at $7,000 and $106,000 at December 31, 2009 and 2008, respectively.

The benefit obligations below are equal to the accumulated benefit obligations.  The following table sets forth the plan's aggregate funded status and amounts recognized in the Company's Consolidated Balance Sheets (in thousands):
	Year Ended December 31,
	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$5,160	$4,527
Service cost	24	20
Interest cost	325	268
Actuarial loss	402	858
Benefits paid	(507)	(513)
Benefit obligation at end of year	5,404	5,160
Change in Plan Assets:
Fair value of plan assets at beginning of year	2,868	4,674
Actual return on plan assets	131	(1,448)
Employer contributions	215	155
Benefits paid	(507)	(513)
Fair value of plan assets at end of year	2,707	2,868
Funded status at end of year	$(2,697)	$(2,292)
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current Assets	$--	$--
Current Liabilities	408	205
Long-term Liabilities	2,289	2,087
Net amount recognized	$2,697	$2,292

The weighted-average assumptions used in the benefit obligations were as follows:

	Year Ended December 31,
	2009	2008
Discount rate	5.35%	6.30%

The Company's Consolidated Statements of Operations included pension expense consisting of the following components (in thousands):

	Year Ended December 31,
	2009	2008
Components of net periodic benefit cost:
Service cost	23	$20
Interest cost	325	268
Expected return on plan assets	(158)	(257)
Amortization of prior service cost	5	5
Recognized net actuarial loss	418	239
Net pension expense	$613	$275

The detail of amounts included in Accumulated Other Comprehensive Loss is included in Note 13, Accumulated Other Comprehensive Loss.

The weighted average assumptions used in computing the net period benefit cost were as follows:

	Year Ended December 31,
	2009	2008
Discount rate	6.30%	5.92%
Expected long-term rate of return on plan assets	5.50%	5.50%

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $435,000 and $5,000, respectively.  The estimated prior service cost for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 is $1,000.

Contributions to the pension plan during 2010 are expected to be approximately
 $516,000

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

The benefit payments expected to be paid in the next ten years, in thousands, are as follows:

2010	$ 516
2011	990
2012	600
2013	593
2014	586
2015-2019	2,900

The Company contributes to its defined contribution plan at the rate of 1% of each covered employee's compensation.  The Company also contributes an additional amount equal to 50% of a covered employee's contribution to a maximum of 1% of compensation.  Expenses of about $63,000, $62,000, for this plan were recorded in 2009 and 2008, respectively.  These Company contributions in 2009 were deferred.

Note 8. COMMITMENTS AND CONTINGENCIES:

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

The liability for these estimated costs and expenses as recorded in the financial statements at December 31, 2009, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants.  The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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

In 1999 Ronson Aviation completed the installation of a new fueling facility and ceased use of most of its former underground storage tanks.  The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in 1999 as required by the NJDEP.  Related contaminated soil was removed and remediated.  In 2000 initial groundwater tests were completed.  Ronson Aviation’s environmental consultants have advised the Company that preliminary results of that testing indicate that no further actions should be required.  The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP.  The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements.  Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, an estimate of additional loss, or range of loss, if any, that is reasonably possible, cannot be made.  Thus, the effect on the Company’s financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

On December 22, 2009, the Company received a General Notice Letter (“Notice Letter”) from the United States Environmental Protection Agency (“USEPA”) notifying the Company that it has been identified as a Potentially Responsible Party (“PRP”) in the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site (“Site”) in Newark, NJ.  The Company is not able to estimate any potential cost that it could be required to incur associated with this Site.

On December 30, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) filed a complaint in the United States District Court for the District of New Jersey alleging that the Ronson Corporation Retirement Plan (“Retirement Plan”) will be unable to pay benefits when due.  On December 29, 2009, the PBGC sent a notice to the Company, which is the plan administrator of the Retirement Plan, requesting the Company terminate the Retirement Plan on December 30, 2009, and to have the PBGC appointed as the Retirement Plan’s Trustee.  The PBGC notice sought a response from the Company within 15 days.  The complaint, filed on December 30, 2009, seeks to have the Retirement Plan terminated effective December 30, 2009, and to have the PBGC appointed trustee of the Retirement Plan.  The PBGC has advised the Company that the PBGC has determined that the PBGC will have a claim against the Company totaling about $4,565,000, consisting of an unfunded benefit liability and required contributions of about $2,836,000 and a pension liability insurance termination premium of $1,729,000.   The Company expects that the Retirement will be terminated and the PBGC named trustee. Discussions between the Company and the PBGC are ongoing regarding the amount of the claim and the date of termination.

In June 2009, the Company vacated its leased office space in Somerset NJ; in March 2010, RCPC vacated its leased warehouse space in Dayton, NJ; and in March 2010, RCC vacated its leased office and warehouse space in Mississauga, ON.  If the Company were to be obligated for the rent over the remaining lease terms, the additional liability would be about $672,000.

The Company is involved in various claims.  While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.  Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies.  However, based on facts currently available including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company’s financial position.

The Company has an employment contract with an officer of the Company which now expires on December 31, 2010.  Base salary in the year 2010 under the contract is $414,657, with future increases subject to the Company reporting operating earnings in the year prior to each increase; however, in the first quarter of 2009 Mr. Louis V. Aronson accepted reductions totaling 12%.  The base salary in 2007 reflected a 5% reduction offered and accepted by Mr. Louis V. Aronson effective November 16, 2007; a 7% reduction offered and accepted by Mr. Louis V. Aronson effective October 1,2005; and the increases due to Mr. Aronson under the terms of the contract on January 1, 2008, January 1, 2007, and January 1, 2006, were waived by him.  The contract also provides for additional compensation and benefits, including a death benefit equal to two years’ salary.  The Company has purchased term life insurance for which the Company is the sole beneficiary to provide coverage for a substantial portion of the potential death benefit.

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

Note 10. STOCK OPTIONS:

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model average assumptions:
	Year Ended December 31,
	2009	2008
Risk-free interest rate	1.49%	3.25%
Dividend yield	0%	0%
Volatility factor – expected market price of Company’s common stock	1.59	0.81
Weighted average expected life of options	5 years	5 years

A summary of the Company's stock option activity and related information for the two years ended December 31, 2009, were as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at 12/31/07	11,026	$1.846
Granted	20,000	$0.453
Expired	(5,513)	$1.846

Outstanding at 12/31/08	25,513	$0.754
Granted	10,000	$0.500
Expired	(10,000)	$0.500

Outstanding at 12/31/09	25,513	$0.754

Weighted average fair value of options granted during the year for options on which the exercise price:

Equals the market price on the grant date	$0.297
Exceeds the market price on the grant date	N/A

The weighted average exercise price for options outstanding as of December 31, 2009, was $0.754 per share.  The weighted average contractual life of those options was 3.5 years.

Note 11. STATEMENTS OF CASH FLOWS:

Certificates of deposit that have a maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

Supplemental disclosures of cash flow information are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Cash Payments for:
Interest	$642	$598
Income taxes	7	2

Financing & Investing Activities Not Affecting Cash:
Capital lease obligations incurred	--	--
Equipment financed by seller	--	18

Note 12. INDUSTRY SEGMENTS INFORMATION:

The Company has had two reportable segments both of which are now reported as discontinued operations: consumer products and aviation services.  The Company's reportable segments are strategic business units that offer different products and services.

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

Financial information by industry segment is summarized below (in thousands):

	2009	2008
Net sales:
Consumer Products	$10,969	$12,524
Aviation Services	7,769	11,663
Consolidated	$18,738	$24,187

Earnings (loss) before interest, other items, and intercompany charges:
Consumer Products	$(1,794)	$(1,116)
Aviation Services	(272)	1,326
Total Reportable Segments	(2,066)	210
Corporate and others	(1,230)	(1,637)
Other charges	--	--
Consolidated	$(3,296)	$(1,427)

Interest expense:
Consumer Products	$448	$389
Aviation Services	223	207
Total Reportable Segments	671	596
Corporate and others	57	75
Consolidated	$728	$671

Depreciation and amortization:
Consumer Products	$382	$415

Aviation Services	230	256
Total Reportable Segments	612	671
Corporate and others.	47	57
Consolidated	$659	$728

Earnings (loss) before intercompany charges and taxes:
Consumer Products	$(2,693)	$(1,655)
Aviation Services	(807)	1,079
Total Reportable Segments	(3,500)	(576)
Corporate and others	(1,822)	(1,963)
Other charges	--	--
Nonrecurring loss	--	(145)
Consolidated	$(5,322)	$(2,684)

Segment assets:
Consumer Products	$8,095	$6,600
Aviation Services	5,334	5,201
Total Reportable Segments	13,429	11,801
Corporate and others	2,870	2,115
Other Discontinued operations	921	921
Consolidated	$17,220	$14,837

Segment expenditures for long-lived assets:
Consumer Products	$33	$87
Aviation Services	4	22
Total Reportable Segments	37	109
Corporate and others	4	26
Consolidated	$41	$135

Geographic information regarding the Company’s net sales and long-lived assets was as follows (in thousands):

	Year Ended December 31,
	2009	2008
Net sales (1):
United States	$17,254	$21,722
Canada	1,486	2,400
Other foreign countries	(2)	65
	$18,738	$24,187

	December 31,
	2009	2008
Long-lived assets:
United States	$5,300	$5,799
Canada	35	44
	$5,335	$5,843

(1)	Net sales are attributed to countries based on location of customer.

Information regarding the Company’s net sales by product category was as follows (in thousands):

	Year Ended December 31,
	2009	2008
Packaged fuels, flints, lighters and torches	$10,909	$12,441
Other consumer products	60	83
Aircraft	--	--
Aviation fuels and other aviation products and services	7,769	11,663
	$18,738	$24,187

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

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

For the year ended December 31, 2009, Net Sales which amounted to approximately $2,220,000, of Consolidated Net Sales were made by Consumer Products to one customer.  As of December 31, 2009, accounts receivable from that customer amounted to approximately 17% of Consolidated Accounts Receivable.  The above sales for Consumer Products, amounted to more than 10% of Net Sales and Accounts Receivable in 2009.  No customer accounted for more than 10% of Net Sales for the years ended December 31, 2008 and no customer accounted for more than 10% of Consolidated Accounts Receivable at December 31, 2008.

Note 13. ACCUMULATED OTHER COMPREHENSIVE LOSS:
Comprehensive loss (income) is included in the Statements of Consolidated Stockholders' Equity.  The components of Accumulated Other Comprehensive Loss as shown on the Consolidated Balance Sheets were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Pension Loss	Prior Service Cost	Accumulated Other Comprehensive Loss
Balance at December 31,2007	$(41)	$1,354	$32	$1,345
Current period loss (gain)	60	2,563	--	2,623
Recognized as components of
net periodic benefit cost	--	(239)	(6)	(245)
Income tax expense (benefit)	(23)	(926)	1	(948)
Balance at December 31,2008	(4)	2,752	27	2,775
Current period loss (gain)	(19)	429	--	410
Recognized as components of
net periodic benefit cost	7	(418)	(5)	(416)
Income tax expense (benefit)	--	(5)	2	(3)
Balance at December 31,2009	$(16)	$2,758	$24	$2,766

Note 14. CONCENTRATIONS:

Due to an increase in FDIC insured limits, at December 31, 2009, the Company did not have cash deposits in banks in excess of those insured limits.  The Company periodically reviews the financial condition of the bank to minimize its exposure.

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

Note 15. RELATED PARTY TRANSACTIONS:
The Company incurred costs for consulting services under an agreement with a director of the Company (of $16,000 and $21,000, in the years ended December 31, 2009 and 2008, respectively.  The Company incurred costs for printing services from Michael Graphics, Inc., of $50,000 in December 31, 2008.  A greater than 10% shareholder of Michael Graphics, Inc., is the son-in-law of the Company's president.

In the third quarter of 2008, the Company’s President and CEO provided loans to the Company totaling $275,000. In the first quarter of 2009, the President provided additional loans of $25,000. The total loans of about $300,000 are due on demand with interest at the prime rate minus one-half percent (3.25% at December 31, 2009). Also in 2009, the President advanced a legal retainer for the Company of $25,000.

On March 30, 2009, the Company retained Joel Getzler of Getzler Henrich, as Chief Restructuring Officer, with responsibility for operations, finance, accounting and related administrative issues, subject to the authority and reporting to the Company’s Board of Directors.  Mr. Getzler acts as Chief Restructuring Officer for the period during which Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund the Company’s cash flow needs.  The Company is obligated for fees and expenses to Getzler Henrich in connection with services provided by Mr. Getzler and his associates.  Under the Engagement Letter, the Company will pay to Getzler Henrich a fee in the amount of $15,000 per week for the services of Mr. Getzler as Chief Restructuring Officer and hourly fees for Mr. Getzler’s associates included under the Engagement Agreement.  In addition, Getzler Henrich will be entitled to a signing bonus in the amount of $200,000.

During the term of the Engagement Agreement, payments against accrued amounts ($40,000 per week), are being made to Getzler Henrich in the amount of $10,000 each week.  All accrued amounts, which includes the signing bonus, together with the amount of $190,000 owed to Getzler Henrich in fees prior to the appointment of Mr. Getzler, will become due upon specified liquidity events.  All amounts owed to Getzler Henrich are secured by a collateral interest in those assets pledged to Wells Fargo, subordinated to the interest of Wells Fargo.  For the year ended December 31, 2009, the Getzler Henrich fees and expenses totaled $1,946,000 including the signing bonus.  As of December 31, 2009, the fees due to Getzler Henrich totaled $1,159,000 and the signing bonus of $200,000.

Note 16.  QUARTERLY FINANCIAL DATA:

Presented below is a schedule of selected quarterly consolidated financial information for each of the two years in the period ending December 31, 2009.

(Dollars in thousands, except per share amounts)

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$--	$--	$--	$--	$--
Gross Profit	--	--	--	--	--
Loss from continuing operations	(292)	(266)	(383)	(470)	(1,411)
Loss from discontinued operations	(1,119)	(215)	(1,258)	(710)	(3,302)
Net loss	(1,411)	(481)	(1,651)	(1,180)	(4,713)

Loss per share from continuing operations
Basic	$(0.06)	$(0.05)	$(0.07)	$(0.09)	$(0.28)
Diluted	$(0.06)	$(0.05)	$(0.07)	$(0.09)	$(0.28)

Loss per share from discontinued operations
Basic	$(0.22)	$(0.04)	$(0.25)	$(0.14)	$(0.65)
Diluted	$(0.22)	$(0.04)	$(0.25)	$(0.14)	$(0.65)

Net loss
Basic	$(0.28)	$(0.09)	$(0.32)	(0.23)	(0.93)
Diluted	$(0.28)	$(0.09)	$(0.32)	(0.23)	(0.93)

Other income(expense)included in net loss	$--	$--	$--	$--	$--

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$--	$--	$--	$--	$--
Gross Profit	--	--	--	--	--
Loss from continuing operations	(305)	(268)	(249)	(387)	(1,209)
Earnings (loss) from discontinued operations	44	30	(238)	(279)	(443)
Net loss	(261)	(238)	(487)	(666)	(1,652)

Loss per share from continuing operations
Basic	$(0.06)	$(0.05)	(0.05)	(0.08)	(0.24)
Diluted	$(0.06)	$(0.05)	(0.05)	(0.08)	(0.24)

Earnings(loss) per share from discontinued operations
Basic	$0.01	$--	(0.05)	(0.05)	(0.09)
Diluted	$0.01	$--	(0.05)	(0.05)	(0.09)

Net loss
Basic	$(0.05)	$(0.05)	$(0.10)	$(0.13)	$(0.33)
Diluted	$(0.05)	$(0.05)	$(0.10)	$(0.13)	$(0.33)

Other income(expense)included in net loss (a)	$--	$(87)	$--	$--	$(87)

(a) The cost included in second quarter of 2008 was the charge recognized due to the Company’s refinancing of former loans

Note 17.  SUBSEQUENT EVENTS

On February 2, 2010, the Company completed the sale of its consumer products business to Zippo for an adjusted purchase price of about $10.48 million in cash.  On October 8, 2009, the Company, RCPC and RCC had entered into an Asset Purchase Agreement with Zippo for the sale to Zippo of substantially all of the assets of the Company’s consumer products business for a purchase price of $11.1 million in cash less certain credits to which Zippo would be entitled at closing and subject to certain post-closing adjustments as described in the Asset Purchase Agreement.  The proceeds from the sale were utilized as follows, in thousands:

Repay mortgage loan with Capital One, including interest and fees	$2,275
Repay a portion of the loans from Wells Fargo, including interest and fees	3,138
Held in escrow by Wells Fargo pending completion of the sale of RAI	2,752
Amounts to be held in escrow in accordance with the Asset Purchase Agreement	1,364
Professional fees associated with the transaction	746
Payment of amounts due to Getzler Henrich and for accrued compensation	203
Total	$10,478

The sale of the consumer products business resulted in a gain, prior to income taxes, in the first quarter of 2010 of approximately $5,150,000.

The Company expects soon to complete the sale of substantially all of the assets of its aviation business for a purchase price of about $9.5 million in cash.  On March 30, 2009, the Company had announced that it had initiated plans to divest Ronson Aviation, and on May 15, 2009, the Company had entered into an Asset Purchase Agreement with Hawthorne for the sale of substantially all of the assets of its aviation business. The proceeds from the sale were utilized as follows, in thousands:

Purchase price	$9,500
Return of funds held in escrow by Wells Fargo above	2,752
Total	$12,252
Repay the balance of the loans from Wells Fargo, including interest and fees (which include legal fees of $106)	4,172
Payment of the forbearance fee to Wells Fargo	500
Payment of amounts due to Getzler Henrich	1,690
Amounts to be held in escrow in accordance with the Asset Purchase Agreement	527
Professional fees associated with the transaction, and other professional fees outstanding	826
Payment of state income taxes	219
Total proceeds utilized	$7,934
Cash provided to the Company, after the completion of both sales	$4,318