Form 10-Q
period 2010-03-31
RCLC, INC.
filed 2010-05-24
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549-1004

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File Number 1-1031

RCLC, INC.
 (Exact name of registrant as specified in its charter)

New Jersey	22-0743290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Route 9 North, Woodbridge, NJ 07095
(Address of principal executive offices)

(732) 877-1788
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No  __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___                                                                                     Accelerated filer ___

Non-accelerated filer   ___                                                                                     Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No   X

As of May 20, 2010, there were 5,083,539 shares of the registrant's common stock outstanding.

RCLC, INC.

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION:	PAGE

ITEM 1 - FINANCIAL STATEMENTS:

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 4T - CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION:

ITEM 6 – EXHIBITS	19

SIGNATURES	20

Index

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$65	$-
Other current assets	409	329
Current assets of discontinued operations	5,600	6,419
TOTAL CURRENT ASSETS	6,074	6,748

Property, plant and equipment, at cost:
Machinery and equipment	123	121
	123	121
Less accumulated depreciation and amortization	114	111
	9	10

Other assets	1,155	1,626
Other assets of discontinued operations	5,432	8,836
	$12,670	$17,220
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Short-term debt	$300	$300
Accounts payable	2,735	2,394
Accrued expenses	2,161	2,010
Current liabilities of discontinued operations	7,663	14,693
TOTAL CURRENT LIABILITIES	12,859	19,397

Other long-term liabilities	2,100	2,136
Other long-term liabilities of discontinued
operations	468	476

STOCKHOLDERS' DEFICIENCY:
Common stock	5,173	5,173
Additional paid-in capital	30,007	30,007
Accumulated deficit	(33,633)	(35,606)
Accumulated other comprehensive loss	(2,707)	(2,766)
	(1,160)	(3,192)
Less cost of treasury shares	1,597	1,597
TOTAL STOCKHOLDERS' DEFICIENCY	(2,757)	(4,789)
	$12,670	$17,220

See notes to consolidated financial statements.

Index

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009*

NET SALES	$-	$-

Cost and expenses:
General and administrative	480	339
Depreciation and amortization	5	15
	485	354

LOSS FROM CONTINUING OPERATIONS
BEFORE INTEREST AND OTHER ITEMS	(485)	(354)

Other expense:
Interest expense	6	16
Other-net	129	134
	135	150

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(620)	(504)

Income tax benefits	(244)	(196)

LOSS FROM CONTINUING OPERATIONS	(376)	(308)

Gain on sale of discontinued operation,
net of tax provision of $2,344	3,148	-

Loss from discontinued operations
(net of tax benefits of $(565)
and $(751))	(799)	(1,103)

NET EARNINGS (LOSS)	$1,973	$(1,411)

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Loss from continuing operations	$(0.07)	$(0.06)
Earnings (loss) from discontinued operations	0.46	(0.22)
Net earnings (loss)	$0.39	$(0.28)

Diluted:
Loss from continuing operations	$(0.07)	$(0.06)
Earnings (loss) from discontinued operations	0.46	(0.22)
Net earnings (loss)	$0.39	$(0.28)

* Reclassified for comparability.

See notes to consolidated financial statements.

Index

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009 *
Cash Flows from Operating Activities:
Net earnings (loss)	$1,973	$(1,411)
Adjustments to reconcile net earnings (loss) to
net cash provided by (used in) operating activities:
Loss from discontinued operations	799	1,103
Gain on sale of discontinued operation	(5,492)	-
Depreciation and amortization	5	15
Stock option expense	-	6
Deferred income taxes	407	(369)
Increase (decrease) in cash from changes in:
Current assets and current liabilities	412	1,220
Other non-current assets and other long-term
liabilities	13	9
Net change in pension-related accounts	72	85
Net cash provided by (used in) operating activities
of continuing operations	(1,811)	658
Net cash used in operating activities
of discontinued operations	(3,684)	(136)
Net Cash Provided by (Used in) Operating Activities	(5,495)	522

Cash Flows from Investing Activities:
Capital expenditures	(2)	-
Net cash used in investing activities	(2)	-
Net cash provided by (used in) investing
activities of discontinued operations	9,751	(4)
Net Cash Provided by (Used in) Investing Activities	9,749	(4)

Cash Flows from Financing Activities:
Proceeds from short-term debt	-	25
Proceeds from long-term debt	-	-
Payments of short-term debt	-	-
Payments of long-term debt	-	(3)
Net cash provided by financing activities	-	22
Net cash used in financing activities
of discontinued operations	(4,098)	(593)
Net Cash Used in Financing Activities	(4,098)	(571)

Net Increase (Decrease) in Cash and Cash Equivalents
for Continuing Operations	(1,813)	680
Net Increase (Decrease) in Cash and Cash Equivalents
for Discontinued Operations	1,969	(733)
Net Increase (Decrease) in Cash and Cash Equivalents	156	(53)
Cash and Cash Equivalents at Beginning of Period	40	84

Cash and Cash Equivalents at End of Period	$196	$31

* Reclassified for comparability.

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 (UNAUDITED)

Note 1:  ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The information as of and for the three months ended March 31, 2010 and 2009, is unaudited.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

Going Concern and Management’s Response – The accompanying financial statements have been prepared assuming that RCLC, Inc. (the “Company”) will continue as a going concern.  For the quarter ended March 31, 2010, the Company had a Loss from Continuing Operations of $376,000 and had a Net Loss of $4,713,000 for the year ended December 31, 2009.  At March 31, 2010, the Company had both a deficiency in working capital and a Stockholders’ Deficit.  In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at March 31, 2010 and December 31, 2009. (Refer to Note 3).

The Company’s losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, as well as existing events of default under its credit facilities raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 30, 2009, the Company and its wholly-owned subsidiaries entered into a forbearance agreement with their principal lender Wells Fargo Bank, National Association (“Wells Fargo”) under which Wells Fargo agreed not to assert existing events of default under the Company’s credit facilities through April 24, 2009 unless earlier terminated if the Company, among other things, were to breach the forbearance agreement.  The forbearance agreement was subsequently amended numerous times, the most recent of which was dated May 7, 2010, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability (the original agreement together with all amendments, collectively, the “Forbearance Agreement”).

Following the previously reported sale of the consumer products business (described below), whereupon Wells Fargo was repaid a portion of its loan balances, interest and fees in the amount of approximately $3.138 million, the maximum amount of the overadvance facility was changed to $1,500,000.  Under the Forbearance Agreement as most recently amended, the overadvance limit is $1,325,000 and the maximum revolving credit line is $2,400,000 and Wells Fargo has agreed to extend the forbearance agreement through June 11, 2010.  The amendment further provides that Wells Fargo’s forbearance is conditioned upon, among other things, the Company taking certain steps, including engaging an investment banking firm to, market Ronson Aviation, Inc. (“Ronson Aviation”) to other potential purchasers since the contemplated sale of Ronson Aviation to Hawthorne TTN Holdings, LLC (“Hawthorne”) has been delayed due to financing issues experienced by Hawthorne as a result of which Hawthorne has been unable to commit to a definite closing date.  The Company has engaged an investment banking firm acceptable to Wells Fargo to market Ronson Aviation in satisfaction of one such condition.

As previously reported, as a result of the consummation of the sale of the Company’s consumer products business to Zippo Manufacturing Company (“Zippo”) on February 2, 2010, which is described below, Ronson Consumer Products Corporation (“RCPC”) and Ronson Corporation of Canada, Ltd. (“RCC”) are no longer permitted to request advances under the credit facility with Wells Fargo and any remaining assets of RCPC and RCC are no longer considered in borrowing base calculations.  Ronson Aviation could continue to request advances under the Wells Fargo credit facility until June 11, 2010 or such earlier termination date as determined under the Forbearance Agreement.

On February 2, 2010, subsequent to receipt of shareholder approval of the transaction at a Special Meeting of Shareholders held on February 1, 2010 (the “Special Meeting of Shareholders”), the Company completed the sale of its consumer products business to Zippo

Index

for an adjusted purchase price of approximately $10.48 million in cash (which includes an adjustment for amounts paid to Zippo at closing) pursuant to an asset purchase agreement, dated October 8, 2009 (the “Consumer Products Sale Agreement”), among Zippo, the Company and the Company’s wholly-owned subsidiaries, RCPC, now known as RCPC Liquidating Corp., and RCC, now known as RCC, Inc.  The Consumer Products Sale Agreement provided for a purchase price of $11.1 million in cash less certain credits to which Zippo would be entitled at closing and subject to certain post-closing adjustments as described in the Consumer Products Sale Agreement.  The purchase price was adjusted to $11.3 million as a consequence of the change in the levels of current assets at closing, and was subsequently reduced by amounts due to Zippo.  The sale included the Ronson trade marks, trade name and other intellectual property and, as such, as part of the sale, the Company agreed to change its name and the names of its subsidiaries.

Also at the Special Meeting of Shareholders, the Company received shareholder approval to sell its aviation business to Hawthorne for a purchase price of approximately $9.5 million in cash subject to certain adjustments, pursuant to an asset purchase agreement, dated May 15, 2009 (the “Aviation Sale Agreement”), among Hawthorne, RCLC and Ronson Aviation.  While the transaction was expected to close promptly following the satisfaction or waiver of all conditions precedent described in the Aviation Sale Agreement, certain issues relating to Hawthorne’s financing have delayed closing.  On April 23, 2010, the Company entered into an amendment to the Aviation Sale Agreement with Hawthorne extending the closing date for completion of the sale of Ronson Aviation’s assets to Hawthorne to April 30, 2010.  The amendment also provides that the Company is now permitted to offer to sell Ronson Aviation to other potential purchasers and, in addition, eliminating the $400,000 termination fee otherwise payable to Hawthorne in the event the Company contracted to sell the assets of Ronson Aviation to a third party provided the Company sells Ronson Aviation to a third party after April 30, 2010.  As a consequence of this amendment, the Company is now free to seek other purchasers for Ronson Avation. While the Company is hopeful that the sale to Hawthorne will ultimately be completed, Hawthorne’s financing arrangements continue to be delayed and Hawthorne is unable to commit to a final closing date.  Therefore, the Company is investigating its options, including contacting other potential purchasers and, as indicated above, the Company has engaged an investment banking firm to seek alternative purchasers of Ronson Aviation.

Upon the completion of the sale of Ronson Aviation, the Company believes that it will have sufficient funds to pay all amounts due to its secured creditors but will have remaining liabilities to other creditors in excess of its assets.

In January 2009, at the request of Wells Fargo, the Company engaged Getzler Henrich & Associates, LLC, (“Getzler Henrich”) a consulting firm, to assist in managing its operations and cash requirements.  On March 30, 2009, the Company expanded the scope of the engagement of Getzler Henrich and, in accordance with its obligations under the Forbearance Agreement, retained Joel Getzler of Getzler Henrich as the Company’s Chief Restructuring Officer (“CRO”) responsible for operations, finance, accounting and related administrative issues, subject to the authority of and reporting to the Board.  Pursuant to the engagement, Mr. Getzler has agreed to act as CRO during the period that Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund the Company’s cash flow needs.  The engagement agreement with Getzler Henrich has been extended to June 30, 2010.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

New Authoritative Accounting Pronouncements – The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 2:  PER COMMON SHARE DATA

The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

Index

	Quarter Ended March 31,
	2010			2009

	Earnings (Loss)	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Loss from continuing operations	$(376)	5,084	$(.07)	$(308)	5,084	$(.06)
Earnings (loss) from discontinued operations	2,349	5,084	.46	(1,103)	5,084	(.22)
BASIC	$1,973	5,084	$.39	$(1,411)	5,084	$(.28)
Effect of dilutive securities,
Stock options (1)		--			--
Continuing operations	$(376)	5,084	$(.07)	$(308)	5,084	$(.06)
Earnings (loss) from discontinued operations	2,349	5,084	.46	(1,103)	5,084	(.22)
DILUTED	$1,973	5,084	$.39	$(1,411)	5,084	$(.28)

(1)
Stock options were anti-dilutive for all the periods presented, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (loss) per Common Share for those periods.  The number of potentially anti-dilutive securities was 1,000 in the three months ended March 31, 2010.

Note 3:  SHORT-TERM DEBT

As reported in Note 1, on May 30, 2008, the Company and RCPC, Ronson Aviation and RCC, (collectively, the “Borrowers”) entered into a secured revolving credit facility with Wells Fargo.  The credit facility consisted of (1) a revolving line of credit of up to $4.0 million, subsequently changed to $2.4 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500.  Availability under the credit facility is determined based on the value of the Borrowers’ receivables and inventory, and other factors, as set forth in the credit and security agreement.  The Company is a guarantor of the obligations under the credit facility.  Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than 34% of the Company’s interest in RCC.

The term of the credit facility was 60 months.  The revolving line of credit, including the overadvance, had a balance of $1,419,000 at March 31, 2010.  The revolving line of credit bore interest at the default rate of 3.5% over the Wells Fargo prime rate (3.25% at March 31, 2010).

The Company paid fees to Wells Fargo that are customary for facilities of this type.  The credit facility contains minimum tangible net worth, minimum net income, minimum net cash flow and other financing covenants, certain restrictions on capital expenditures, as well as affirmative and negative covenants and events of default customary for facilities of this type.

As a result of events of default under the credit facility, Wells Fargo increased the interest rate charged on the loans outstanding under the credit agreement by 3%.  These increases were assessed retroactively to July 1, 2008.  In addition, in November and December 2008, Wells Fargo reduced the amounts available to be borrowed under the revolving line of credit.  In December 2008, Wells Fargo required that the Company engage a restructuring consultant to review and monitor the Company’s operation and Wells Fargo increased its monitoring of the line of credit.

On March 30, 2009, the Company, its subsidiaries and Wells Fargo entered into a forbearance agreement, which has been subsequently amended numerous times.  Under the most recent amendment, Wells Fargo has agreed not to assert existing events of default under the Company’s credit facilities with Wells Fargo through June 11, 2010, or such earlier date

Index

determined under the forbearance agreement.  The forbearance period may terminate earlier if, among other events, the Company breaches the forbearance agreement, additional events of default occur under the credit facilities with Wells Fargo, the Company fails to continue retaining a CRO or the Company fails actively to pursue divestiture of Ronson Aviation.  The most recent amendment to the forbearance agreement provides that Wells Fargo will make available to the Company an overadvance facility in the amount of up to $1,325,000 to supplement the Company’s credit line, the maximum amount of which has been adjusted to $2.4 million.  During the forbearance period, the Company will continue to be obligated for interest at the default rate under the credit and term loan facilities with Wells Fargo, except for interest on overadvances that accrue at the bank’s prime rate plus 8% per annum, in addition to a forbearance fee in the amount of $500,000 which was charged as an advance under the credit line on May 7, 2010, the date of the most recent amendment of the forbearance agreement.

In the third quarter of 2008 and the first quarter of 2009, the Company’s President and CEO provided loans to the Company totaling about $300,000, due on demand with interest at the prime rate minus one-half percent (2.75% at March 31, 2010).

Note 4:  LONG-TERM DEBT

On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the Wells Fargo facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500, which was repaid from the proceeds of the sale of the consumer products business, and a Real Estate Term Loan in the original amount of $2,922,500 with a balance of $2,598,000 as of March 31, 2010.    The Real Estate Term Loan is payable in 60 equal monthly principal payments of about $16,000 plus interest.  Similarly, the interest rate for the Real Estate Term Loan, originally the prime rate plus 1%, was increased to the prime rate plus 4%, effective July 1, 2008. The total due under the Real Estate Term Loan as of May 20, 2010 was about $1,198,000.

On February 2, 2010, the Company, RCPC and RCC consummated the sale of the consumer products business to Zippo.  Of the adjusted proceeds of $10.478 million, $1.1 million is being held in escrow for a period of 12 months after closing to secure potential indemnification claims against the Company and an additional $250,000 which is being held in escrow to secure the Company’s environmental compliance obligations.  The proceeds (net of amounts held in escrow) from the sale of the consumer products business were used to repay the loans to Wells Fargo as follows (in thousands):

Revolving loan	$2,574
Equipment term loan	564
Real estate term loan	--
Escrow amount held by Wells Fargo	2,752
Total paid to Wells Fargo	$5,890

In addition, $2,275,000 of the proceeds was used to repay the mortgage loan in full, including interest and fees, which the Company had with Capital One Bank, N.A.  In April 2010, a payment of $1,367,000 from the above escrow held by Wells Fargo was applied by Wells Fargo to the Real Estate Term Loan.  An additional amount of $1,385,000 from the escrow was also applied by Wells Fargo to the revolving loan in April 2010.

 Note 5:  CONTINGENCIES

In December 1989 the Company adopted a plan to discontinue the operations of its wholly-owned subsidiary, Ronson Metals Corporation, subsequently renamed Prometcor, Inc. (“Prometcor”).  Upon the cessation of operations, Prometcor began its compliance with the environmental requirements of all applicable laws with the objective of selling the property previously used in the discontinued operations.  The full extent of the costs and the time required for the completion is not determinable until the remediation, if any is required, and confirmatory testing related to the remaining groundwater matter have been completed and accepted by the New Jersey Department of Environmental Protection (“NJDEP”).

Index

The liability for these estimated costs and expenses as recorded in the financial statements at March 31, 2010, and December 31, 2009, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants.  The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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

The Company is involved in various other claims.  While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.  Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies.  However, based on facts currently available including the insurance coverage that the Company has in place, management believes that the outcome of these claims will not have a material adverse effect on the Company’s financial position.

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

On December 30, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) filed a complaint in the United States District Court for the District of New Jersey alleging that the Ronson Corporation Retirement Plan (“Retirement Plan”) will be unable to pay benefits when due.  On December 29, 2009, the PBGC sent a notice to the Company, which is the plan administrator of the Retirement Plan, requesting that the Company terminate the Retirement Plan on December 30, 2009, and to have the PBGC appointed as the Retirement Plan’s Trustee.  The PBGC notice sought a response from the Company within 15 days.  The complaint, filed on December 30, 2009, seeks to have the Retirement Plan terminated effective December 30, 2009, and to have the PBGC appointed trustee of the Retirement Plan.  The PBGC has advised the Company that the PBGC has determined that the PBGC will have a claim against the Company totaling approximately $4,565,000, consisting of an unfunded benefit liability and required contributions of about $2,836,000 and a pension liability insurance termination premium of $1,729,000.  The Company expects that the Retirement Plan will be terminated and the PBGC named trustee.  Discussions between the Company and the PBGC are ongoing regarding the amount of the claim and the date of termination.

Index

In June 2009, the Company vacated its leased office space in Somerset, NJ; in March 2010, RCPC vacated its leased warehouse space in Dayton, NJ; and in March 2010, RCC vacated its leased office and warehouse space in Mississauga, ON.  If the Company were to be obligated for the rent over the remaining lease terms, the additional liability would be approximately $672,000.

Note 6:  INDUSTRY SEGMENTS INFORMATION

The Company had two reportable segments:  consumer products and aviation services.  As discussed above, on May 15, 2009, the Company entered into an agreement to sell substantially all of the assets of Ronson Aviation.  Also, on February 2, 2010, the Company sold substantially all of the assets of its consumer products segment.  Therefore, all operations of the two reportable segments have been classified as discontinued operations in all periods presented.

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

Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

Quarter Ended March 31, 2010 and 2009

	Foreign Currency Translation Adjustments	Net Pension Loss	Prior Service Cost	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(16)	$2,758	$24	$2,766
Current period loss	9	--	--	9
Recognized as components of net periodic benefit cost	--	(108)	(1)	(109)
Income tax expense (benefits)	(3)	43	1	41
Balance at March 31, 2010	$(10)	$2,693	$24	$2,707
Balance at December 31, 2008	$(4)	$2,752	$27	$2,775
Current period loss	2	--	--	2
Recognized as components of net periodic benefit cost	--	(104)	(1)	(105)
Income tax expense (benefits)	(1)	41	1	41
Balance at March 31, 2009	$(3)	$2,689	$27	$2,713

Note 8:  STATEMENTS OF CASH FLOWS

Instruments having an original maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

Index

Supplemental disclosures of cash flow information are as follows (in thousands):

	Quarter Ended
	March 31,
	2010	2009
Cash Payments for:
Interest	$210	$185
Income Taxes	--	--

Financing & Investing Activities
Not Affecting Cash: None

Note 9:      RETIREMENT PLANS

The Company’s Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

	Quarter Ended
	March 31,
	2010	2009

Service cost	$6	$6
Interest cost	72	81
Expected return on plan assets	(37)	(39)
Recognized actuarial losses	109	104
Recognized prior service cost	1	1
Net pension expense	$151	$153

Contributions to the Retirement Plan during 2010 are expected to be as follows (in thousands):

Paid in the three months ended March 31, 2010	$69
Expected to be paid in the balance of 2010*	447

Total expected to be paid in the year ending December 31, 2010	$516

The Company’s contributions to the Retirement Plan in the three months ended March 31, 2009 were $59,000.

•	If the Company and the PBGC agree to the termination of the Retirement Plan, the Company expects the amount to be paid to the Retirement Plan to increase (refer to Note 5 above).

Note 10:  DISCONTINUED OPERATIONS

On May 15, 2009, the Company entered into the Aviation Sale Agreement with Ronson Aviation and Hawthorne for the sale of substantially all of the assets of the Company’s aviation business, other than specified assets including cash and cash equivalents and accounts receivable (refer to Note 1 above).  The the Aviation Sale Agreement provides for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company.

On February 2, 2010, subsequent to the receipt of shareholder approval of the Consumer Products Sale Agreement, to sell substantially all of the assets of the Company’s consumer products business, the Company completed the sale of the Company’s consumer products business to Zippo for an adjusted sale price of $10,478,000 in cash.  The purchase price was adjusted from $11.1 million to $11.3 million as a consequence of the change in

Index

the levels of current assets at closing, which was subsequently reduced by amounts due to Zippo of $840,000.  (Refer to Note 1 above.)  The assets sold included rights to the “Ronson” name and trademarks.  Of the proceeds, $1.35 million is being held in escrow to secure the Company’s indemnification obligations for a period of twelve months and longer in specified events.

The carrying amount of the assets and liabilities of discontinued operations at March 31, 2010 and December 31, 2009, were as follows (in thousands):

	March 31, 2010	December 31, 2009
Current assets of discontinued operations:
Cash	$131	$40
Accounts receivable, net	192	1,102
Inventories	272	1,843
Other current assets	5,005	3,434
Total	$5,600	$6,419

Other assets of discontinued operations:
Property, plant and equipment, net	3,325	5,325
Other assets	2,107	3,511
Total	$5,432	$8,836

Current liabilities of discontinued operations:
Short-term debt	1,419	2,736
Current portion of long-term debt & leases	2,642	5,418
Accounts payable	2,215	3,081
Accrued expenses	1,387	3,458
Total	$7,663	$14,693

Other long-term liabilities of discontinued operations:
Long-term debt and leases	86	95
Other long-term liabilities	382	381
Total	$468	$476

Net Sales of Discontinued Operations in the periods presented were as follows (in thousands):

	Quarter ended March 31,
	2010	2009
Three months	$4,844	$3,524

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 2010 compared to First Quarter 2009.

In March 2009, the Company announced its plan to divest its aviation business.  On May 18, 2009, the Company announced that it had entered into an agreement to sell substantially all of the assets of Ronson Aviation.  On October 8, 2009, the Company entered into an agreement to sell substantially all of the assets of its consumer products business.  On February 2, 2010, the Company completed the sale of the consumer products business, composed of RCPC and RCC.  Therefore, the operations of the Company’s consumer products business and its aviation business have been classified as discontinued in the Consolidated Statements of Operations contained in the Company’s Consolidated Financial Statements.  The results of continuing operations include only the Company.

The Company’s Loss from Continuing Operations was $(376,000) in the first quarter of 2010 as compared to $(308,000) in the first quarter of 2009.  The Company had a Loss from Discontinued Operations in the first quarter of 2010 of $(799,000) as compared to $(1,103,000) in the first quarter of 2009.  The Company had a gain on the Sale of

Index

Discontinued Operations of $3,148,000 from the sale of the Company’s consumer products business which closed in the first quarter of 2010.

Continuing Operations

Because the operations of RCPC, RCC and Ronson Aviation are classified as discontinued, the Company’s continuing operations are the Company’s corporate costs and expenses.

The Company’s General and Administrative Expenses increased in the first quarter of 2010 to $480,000 from $339,000 in the first quarter of 2009 primarily due to increased professional fees and reductions in the amount of expenses allocated to the discontinued operations in the first quarter of 2010 as compared to the first quarter of 2009.

Discontinued Operations

As discussed above, the Company’s discontinued operations include the operations of the Company’s consumer products business and aviation business in all periods presented.

The Company had a gain on the sale of its consumer products business of $3,148,000, as follows (in thousands):

Gross sale price	$11,318
Less transaction costs:
Professional fees	1,216
Other costs related to the sale	351
Proceeds, net of expenses	9,751
Book value of assets sold	4,259
Gain on sale of assets, prior to income tax effect	5,492
Income tax expense	2,344
Gain on sale of assets net of income tax effect	$3,148

The Losses from Discontinued Operations in the quarters ended March 31, 2010 and 2009 were composed of the following (in thousands):

	Quarter Ended
	March 31,
	2010	2009

Consumer Products
Net sales	$2,814	$1,742
Gross profit	263	150
Loss from operations	(504)	(1,041)
Interest expense	57	88
Other – net	502	247
Loss before intercompany charges and income taxes	(1,063)	(1,376)
Income tax benefits	447	539
Loss from discontinued operations of Consumer Products	(616)	(837)

Aviation
Net sales	2,030	1,782
Gross profit	370	425
Loss from operations	(208)	(170)
Interest expense	76	52
Other – net	17	256

Index

Loss before intercompany charges and income taxes	(301)	(478)
Income tax benefits	119	213
Loss from discontinued operations of Aviation	(182)	(265)
Other	(1)	(1)
Loss from discontinued operations	$(799)	$(1,103)

Increased professional fees related to financing included in loss from operations above
Consumer Products	$267,526	$266,264
Aviation	308,643	325,433
Total	$576,169	$591,697

Forbearance fee to Wells Fargo included in other-net above
Consumer Products	$-	$202,500
Aviation	-	247,500
Total	$-	$450,000

In the consumer products business, the net sales included approximately $1,680,000 related to shipments to Zippo in the fourth quarter of 2009, for which the recognition of the revenues were deferred until the closing on the sale of the business.  The related cost of sale, previously deferred, was approximately equal to the revenue.

The Other-net in the first quarter of 2010 included costs of the write-off of $131,000 of unamortized loan costs, previously deferred, and, of the write-off of $287,000 of the book value of abandoned leasehold improvements at the facilities leased by the consumer products business in Dayton, NJ and Mississauga, Ontario, Canada, both of which the Company vacated in March 2010.

In the aviation business, net sales improved in the first quarter of 2010 as compared to the first quarter of 2009, primarily due to an increase in the price of aircraft fuel sold.  The cost of fuel sold increased by about the same amount.

FINANCIAL CONDITION

The Company's Stockholders' Deficiency decreased to $2,757,000 at March 31, 2010 from $4,789,000 at December 31, 2009.  The decrease of $2,032,000 in the Stockholders’ Deficiency was primarily due to the gain on the sale of the consumer products business in February 2010.

The Company had a deficiency in working capital of $6,785,000 at March 31, 2010, as compared to $12,649,000 at December 31, 2009.  The increase in working capital was primarily due to the gain on the sale of the consumer products business.

The Company’s independent registered public accountants’ report on the Company’s financial statements for the year ended December 31, 2009, includes a statement that there is a substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred losses from operations and has a Stockholders’ Deficiency and working capital deficiency.

On March 30, 2009, the Company and its wholly-owned subsidiaries entered into a forbearance agreement with Wells Fargo under which Wells Fargo agreed not to assert existing events of default under the Company’s credit facilities through April 24, 2009 unless earlier terminated if the Company, among other things, were to breach the forbearance

Index

agreement.  The forbearance agreement was subsequently amended numerous times, with the most recent dated May 7, 2010, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability (the original agreement together with all amendments, collectively, the “Forbearance Agreement”).  Following the sale of the consumer products business, whereupon Wells Fargo was repaid a portion of its loan balances, interest and fees in the amount of approximately $3.138 million and Wells Fargo was paid $2.752 million to be held in escrow, the maximum amount of the overadvance facility was changed to $1,500,000.  Under the Forbearance Agreement as most recently amended, the overadvance limit is $1,325,000 and the maximum revolving credit line is $2,400,000 and Wells Fargo has agreed to extend the forbearance period through June 11, 2010.  The amendment further provides that Wells Fargo’s forbearance is conditioned upon, among other things, the Company engaging an investment banking firm to market Ronson Aviation, and the Company is investigating other potential purchasers for Ronson Aviation. The Company has engaged an investment banking firm acceptable to Wells Fargo to market Ronson Aviation in satisfaction of one such condition. While the Company believes that Wells Fargo will extend its forbearance beyond June 11, 2010, there can be no assurance that it will do so.

Also, on March 30, 2009, the Company expanded the scope of its previous engagement of Getzler Henrich and, in accordance with its obligations under the Forbearance Agreement, retained Joel Getzler of Getzler Henrich as the Company’s CRO responsible for operations, finance, accounting and related administrative issues, subject to the authority of and reporting to the Board of Directors.  Pursuant to the engagement, Mr. Getzler has agreed to act as CRO during the period that Wells Fargo continues to make revolving advances to the Company in an amount sufficient to fund the Company’s cash flow needs.  The engagement agreement with Getzler Henrich has been extended to June 30, 2010.

As previously reported, on February 2, 2010, the Company completed the sale of its consumer products business to Zippo pursuant to the Consumer Products Sale Agreements entered into on October 8, 2009, with Zippo for the sale of substantially all of the assets of the Company’s consumer products business.  Under the terms of the Consumer Products Sale Agreements, the assets were to be sold for a purchase price of $11.1 million in cash less certain credits to which Zippo would be entitled at closing and subject to certain post-closing adjustments as described in the Consumer Products Sale Agreements.  The purchase price was adjusted to $11.3 million as a consequence of the change in the levels of current assets at closing, which was subsequently reduced by amounts due to Zippo as set forth below.  The proceeds from the sale were utilized as follows (in thousands):

Repayment of mortgage loan with Capital One, including interest and fees	$2,275
Repayment of a portion of the loans from Wells Fargo, including interest and fees	3,138
Held in escrow by Wells Fargo pending completion of the sale of Ronson Aviation *	2,752
Held in escrow in accordance with the Consumer Products Sale Agreement	1,364
Professional fees associated with the transaction	746
Payment of amounts due to Getzler Henrich and for accrued compensation	203
Adjusted sale price	10,478
Amounts due to Zippo on the Inventory agreement and the agreement with Dollar General deducted at closing	607
Stay bonuses and all other sale costs deducted at closing	233
Total	$11,318

*  In April 2010, the amount held in escrow by Wells Fargo (above - $2,752,000) was applied against the outstanding loans, repaying the balance of the Revolving Loan then outstanding of $1,385,000 and reducing the balance of the Real Estate Term Loan by $1,367,000 to a balance of about $1,215,000.

Also, as previously reported, on May 15, 2009, the Company entered into the Aviation Sale Agreement with Hawthorne for the sale of substantially all of the assets of the Company’s aviation business (other than specified assets including cash and cash

Index

equivalents and accounts receivable).  The Aviation Sale Agreement provides for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company.  While the transaction was expected to close promptly following the satisfaction or waiver of all conditions precedent described in the Aviation Sale Agreement, certain issues relating to Hawthorne’s financing have delayed closing.  On April 23, 2010, the Company entered into an amendment to the Aviation Sale Agreement with Hawthorne to extend the closing date for completion of the sale of Ronson Aviation’s assets to Hawthorne to April 30, 2010.  The amendment also provides that the Company is now permitted to offer to sell Ronson Aviation to other potential purchasers and, in addition, eliminating the $400,000 termination fee otherwise payable to Hawthorne in the event the Company contracted to sell the assets of Ronson Aviation to a third party provided the Company sells Ronson Aviation to a third party after April 30, 2010.  While the Company is hopeful that the sale to Hawthorne will ultimately be completed, Hawthorne’s financing arrangements continue to be delayed and Hawthorne is unable to commit to a final closing date.  Therefore, the Company is investigating its options, including contacting other potential purchasers and, as indicated above, the Company has engaged an investment banking firm to seek alternative purchasers of Ronson Aviation.

The Company currently intends to use the net cash proceeds of the sale of its aviation business to repay outstanding indebtedness, including pension plan liabilities, accounts payable and accrued expenses (including amounts owed to officers and directors and their affiliates) subject to applicable law.  Based on the Company’s outstanding obligations and estimated obligations through closing, assuming a closing with Hawthorne, the utilization of the proceeds described above results in satisfaction of the Company’s indebtedness secured by the assets sold, but the remaining cash proceeds will not be sufficient to satisfy all of the Company’s other obligations and, as a consequence, the Company may file a proceeding under the bankruptcy laws, including one under Chapter 7 or Chapter 11 of Title 11 of the United States Code, to effectuate a distribution of any net cash proceeds in accordance with the priority scheme set forth under such laws.  The Company does not anticipate distribution to the shareholders of the proceeds of the sale transactions.

Since 2008, the Company has been taking steps to reduce its costs and expenses.  Certain salaries to officers have been reduced, and the Company’s officers have accepted reductions in the management incentive compensation.  The Company reduced its workforce; it reduced certain of the health benefits provided to its employees; and the Company deferred payment of the Company’s contribution to its defined contribution pension plan.  In addition, certain employees have temporarily assumed payment of costs of Company vehicles and costs of life and other insurance.  All payments to directors of the Company, including officers who are directors, have been deferred.  The Company continues to review its costs and expenses in order to implement additional reductions.

Pending consummation of the aviation sale transaction, the Company will continue to effect cost reductions and seek sources of financing, without which the Company will not be able to fund current operations beyond the forbearance period.  As noted above, the Company does not have a commitment from Wells Fargo to extend the forbearance period beyond its current duration expiring on June 11, 2010.  In the event of acceleration of its indebtedness to Wells Fargo as a result of existing defaults, the Company would not have sufficient cash resources to pay such amounts.  There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

Based on the amount of the loans outstanding and levels of accounts receivable and inventory at March 31, 2010, the Company’s subsidiaries had unused borrowings available at March 31, 2010, of about $324,000 under the Wells Fargo line of credit and overadvance described above (prior to the most recent amendment to the Forbearance Agreement).

  Other Assets declined in the first quarter of 2010 due to the reduction in deferred income tax assets because of the utilization of net operating loss carryforwards with the gain on the sale to Zippo.  The Company’s Accounts Payable increased

Index

in the first quarter of 2010 due to the deferral of payments to Getzler Henrich.  The Company’s Accrued Expenses increased in the first quarter of 2010 due to the accrual of deferred compensation due to the Company’s officers.

Other Current Assets of Discontinued Operations increased in the first quarter of 2010 primarily due to the escrow funds of $1.35 million from the sale of the consumer products business to Zippo and to the escrow funds held by Wells Fargo of $2.75 million.  The Accounts Receivable, Inventories, and Property, Plant and Equipment of Discontinued Operations were reduced due to the sale of those assets to Zippo. The Other Assets of Discontinued Operations declined in the first quarter of 2010 due to the reduction in deferred income tax assets because of the utilization of net operating loss carryforwards with the gain on the sale.  The Current Liabilities of Discontinued Operations decreased in the first quarter of 2010 due primarily to the payments to Wells Fargo and to payments of accounts payable and accrued expenses out of the proceeds from the sale.  (Refer to Note 10 Discontinued Operations in the Notes to Consolidated Financial Statements above).

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  The risks, uncertainties and assumptions referred to above include the progress of the Company’s plans to divest its aviation division; the continued forbearance of lenders in asserting existing events of default under the Company’s credit arrangements; the Company’s ability to procure alternative sources of financing; competition; prices of key materials, such as petroleum products; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions relating to pension costs; and other risks that are described herein and that are otherwise described from time to time in the Company's Securities and Exchange Commission reports, including the Company’s ability to continue as a going concern.  The Company assumes no obligation and does not intend to update these forward-looking statements.

ITEM 4T - CONTROLS AND PROCEDURES

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

Index

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

a.                 Exhibits.

31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCLC, INC.

Date: May 21, 2010	/s/ Joel Getzler
Joel Getzler
Chief Restructuring Officer

(Signing as Duly Authorized
Officer of the Registrant)

Date: May 21, 2010	/s/ Daryl K. Holcomb
Daryl K. Holcomb, Vice President,
Chief Financial Officer and
Controller

(Signing as Chief Financial
Officer of the Registrant)