Form 10-Q
period 2010-06-30
RCLC, INC.
filed 2010-08-23
CIK 84919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549-1004

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes   X   No  __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No   X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___    Accelerated filer ___

Non-accelerated filer                                             Smaller reporting company  X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No X

As of August 23, 2010, there were 5,083,539 shares of the registrant's common stock outstanding.

RCLC, INC.

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION:	PAGE

ITEM 1 - FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS:
JUNE 30, 2010 AND DECEMBER 31, 2009	3

CONSOLIDATED STATEMENTS OF OPERATIONS:
QUARTER ENDED JUNE 30, 2010 AND 2009	4
SIX MONTHS ENDED JUNE 30, 2010 AND 2009	5

CONSOLIDATED STATEMENTS OF CASH FLOWS:
QUARTER ENDED JUNE 30, 2010 AND 2009	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 4T - CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION:

ITEM 1 – LEGAL PROCEEDINGS	21

ITEM 5 – OTHER INFORMATION	21

ITEM 6 – EXHIBITS	23

SIGNATURES	24

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15	$-
Other current assets	454	329
Current assets of discontinued operations	2,994	6,419
TOTAL CURRENT ASSETS	3,463	6,748

Property, plant and equipment, at cost:
Machinery and equipment	-	121
	-	121
Less accumulated depreciation and amortization	-	111
	-	10

Other assets	2,040	1,626
Other assets of discontinued operations	5,437	8,836
	$10,940	$17,220
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Short-term debt	$300	$300
Accounts payable	2,701	2,394
Accrued expenses	1,475	2,010
Settlement with Pension Benefit
Guaranty Corporation	4,410	-
Current liabilities of discontinued operations	5,939	14,693
TOTAL CURRENT LIABILITIES	14,825	19,397

Other long-term liabilities	-	2,136
Other long-term liabilities of discontinued
operations	305	476

STOCKHOLDERS' DEFICIENCY:
Common stock	5,173	5,173
Additional paid-in capital	30,007	30,007
Accumulated deficit	(37,786)	(35,606)
Accumulated other comprehensive loss	13	(2,766)
	(2,593)	(3,192)
Less cost of treasury shares	1,597	1,597
TOTAL STOCKHOLDERS' DEFICIENCY	(4,190)	(4,789)
	$10,940	$17,220

See notes to consolidated financial statements.

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Quarter Ended
	June 30,
	2010	2009*

NET SALES	$-	$-

Cost and expenses:
General and administrative	492	293
Depreciation and amortization	-	15
	492	308

LOSS FROM CONTINUING OPERATIONS
BEFORE INTEREST AND OTHER ITEMS	(492)	(308)

Other expense:
Interest expense	13	15
Nonrecurring loss on termination of
retirement plan	6,046	-
Other-net	94	137
	6,153	152

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(6,645)	(460)

Income tax benefits	(2,657)	(178)

LOSS FROM CONTINUING OPERATIONS	(3,988)	(282)

Loss from discontinued operations
(net of tax benefits of $(98)
and $(117))	(165)	(199)

NET LOSS	$(4,153)	$(481)

LOSS PER COMMON SHARE:
Basic:
Loss from continuing operations	$(0.79)	$(0.05)
Loss from discontinued operations	(0.03)	(0.04)
Net loss	$(0.82)	$(0.09)

Diluted:
Loss from continuing operations	$(0.79)	$(0.05)
Loss from discontinued operations	(0.03)	(0.04)
Net loss	$(0.82)	$(0.09)

* Reclassified for comparability.

See notes to consolidated financial statements.

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009 *

NET SALES	$-	$-

Cost and expenses:
General and administrative	972	632
Depreciation and amortization	5	30
	977	662

LOSS FROM CONTINUING OPERATIONS
BEFORE INTEREST AND OTHER ITEMS	(977)	(662)

Other expense:
Interest expense	19	31
Nonrecurring loss on termination of
retirement plan	6,046	-
Other-net	223	271
	6,288	302

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(7,265)	(964)

Income tax benefits	(2,901)	(374)

LOSS FROM CONTINUING OPERATIONS	(4,364)	(590)

Gain on sale of discontinued operation
(net of tax provision of $2,344)	3,148	-

Loss from discontinued operations
(net of tax benefits of $(663)
and $(868))	(964)	(1,302)

NET LOSS	$(2,180)	$(1,892)

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Loss from continuing operations	$(0.86)	$(0.11)
Earnings (loss) from discontinued operations	0.43	(0.26)
Net loss	$(0.43)	$(0.37)

Diluted:
Loss from continuing operations	$(0.86)	$(0.11)
Earnings (loss) from discontinued operations	0.43	(0.26)
Net loss	$(0.43)	$(0.37)

* Reclassified for comparability.

See notes to consolidated financial statements.

RCLC, INC. AND ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009 *
Cash Flows from Operating Activities:
Net loss	$(2,180)	$(1,892)
Adjustments to reconcile net loss to
net cash used in operating activities:
Loss from discontinued operations	964	1,302
Gain on sale of discontinued operation	(5,492)	-
Loss on termination of retirement plan	6,046	-
Depreciation and amortization	5	30
Stock option expense	-	8
Deferred income taxes	(2,305)	(207)
Increase (decrease) in cash from changes in:
Current assets and current liabilities	44	1,898
Other non-current assets and other long-term
liabilities	22	(72)
Net change in pension-related accounts	165	179
Net cash provided by (used in) operating activities
of continuing operations	(2,731)	1,246
Net cash used in operating activities
of discontinued operations	(1,433)	(1,899)
Net Cash Used in Operating Activities	(4,164)	(653)

Cash Flows from Investing Activities:
Capital expenditures	(2)	(2)
Net cash used in investing activities	(2)	(2)
Net cash provided by (used in) investing
activities of discontinued operations	9,751	(22)
Net Cash Provided by (Used in) Investing Activities	9,749	(24)

Cash Flows from Financing Activities:
Proceeds from short-term debt	-	25
Payments of long-term debt	-	(6)
Net cash provided by financing activities	-	19
Net cash provided by (used in) financing activities
of discontinued operations	(5,501)	654
Net Cash Provided by (Used in) Financing Activities	(5,501)	673

Net Increase (Decrease) in Cash and Cash Equivalents
for Continuing Operations	(2,733)	1,263
Net Increase (Decrease) in Cash and Cash Equivalents
for Discontinued Operations	2,817	(1,267)
Net Increase (Decrease) in Cash and Cash Equivalents	84	(4)
Cash and Cash Equivalents at Beginning of Period	40	84

Cash and Cash Equivalents at End of Period	$124	$80

* Reclassified for comparability.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2010 (UNAUDITED)

Note 1:  ACCOUNTING POLICIES

Basis of Financial Statement Presentation. The information as of and for the three and six month periods ended June 30, 2010 and 2009, is unaudited.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such interim periods have been included.

Going Concern and Management’s Response .  The accompanying financial statements have been prepared assuming that RCLC, Inc. (the “Company”) will continue as a going concern.  For the quarter and six months ended June 30, 2010, the Company had Losses from Continuing Operations of $(3,988,000) and $(4,364,000), respectively, and had a Net Loss of $(4,713,000) for the year ended December 31, 2009.  At June 30, 2010, the Company had both a deficiency in working capital and a Stockholders’ Deficit.  In addition, the Company was in violation of certain provisions of certain short-term and long-term debt covenants at June 30, 2010 and December 31, 2009. (Refer to Note 3).

The Company’s losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, as well as existing events of default under its credit facilities raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 17, 2010, the Company and certain of its wholly-owned subsidiaries, RCPC Liquidating Corp., (f/k/a Ronson Consumer Products Corporation) (“RCPC”) and Ronson Aviation, Inc. (“Ronson Aviation”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Trenton, New Jersey.  The Company’s foreign subsidiary, RCC, Inc., (f/k/a Ronson Corporation of Canada Ltd.) (“RCC”) is not included in the filing.  The filing of the petitions places an automatic stay that restrains most actions that a creditor could commence or continue against the Company or the filing subsidiaries and their assets, under applicable bankruptcy law, without the permission of the Bankruptcy Court.

After extensively exploring alternatives, following thorough consultation with its legal and financial advisors, the Company’s Board of Directors determined that an orderly sale of the Company’s assets through a Chapter 11 process is the most prudent and effective means of maximizing value for the Company’s stakeholders.  The bankruptcy petitions are part of ongoing actions taken by the Company to sell off its assets and subsidiaries, wind up its business, and attempt to preserve the value of the Company for its stakeholders.  Refer to Note 11 Subsequent Event below.

As previously reported, the Company and its wholly-owned subsidiaries entered into a forbearance agreement with their principal lender Wells Fargo Bank, National Association (“Wells Fargo”) in March 2009, under which Wells Fargo agreed not to assert existing events of default under the Company’s credit facilities for a specified period unless earlier terminated if the Company, among other things, were to breach the forbearance agreement.  The forbearance agreement was subsequently amended numerous times, the most recent of which was dated August 10, 2010, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability (the original agreement together with all amendments, collectively, the “Forbearance Agreement”).  Also as previously reported, it has been the Company’s intention to sell its assets pursuant to two asset sale transactions which were approved by the Company’s shareholders in February 2010.  The sale of the company’s consumer products business, discussed below, was consummated in February and, following the consummation of that sale Wells Fargo was repaid a portion of its loan balances, interest and fees in the amount of approximately $3.138 million.  Under the Forbearance Agreement as most recently amended, the overadvance limit was $2,275,000 and the maximum revolving credit line was $2,500,000 and Wells Fargo agreed to extend the forbearance agreement through August 16, 2010.

Unfortunately, the Company’s contemplated sale of the assets of Ronson Aviation to Hawthorne TTN Holdings, LLC (“Hawthorne”) was not consummated due to Hawthone’s inability to secure the financing to complete the transaction.  As such, certain subsequent amendments to the Forbearance Agreement further provided that Wells Fargo’s forbearance was conditioned upon, among other things, the Company taking certain steps to effect a sale of such assets, including engaging an investment banking firm to market Ronson Aviation to other potential purchasers.  The Company has engaged an investment banking firm acceptable to Wells Fargo to market Ronson Aviation and has been in discussions with potential purchasers but progress towards a sale has not been expeditious and, as a consequence, continued financing from Wells Fargo became increasingly prohibitive,  Accordingly, after extensive deliberation, the Company’s Board of Directors determined that a sale through a Chapter 11 process was the most prudent and effective course of action and, as noted above,  proceedings were filed on August 17, 2010.  The Forbearance Agreement was terminated upon the filing of the bankruptcy petitions and Wells Fargo has committed to provide debtor-in-possession financing on an interim basis as approved by the Bankruptcy Court on August 19, 2010.

On February 2, 2010, subsequent to receipt of shareholder approval of the transaction at a Special Meeting of Shareholders held on February 1, 2010 (the “Special Meeting of Shareholders”), the Company completed the sale of its consumer products business to Zippo Manufacturing Company (“Zippo”) for an adjusted purchase price of approximately $10.48 million in cash (which includes an adjustment for amounts paid to Zippo at closing) pursuant to an asset purchase agreement, dated October 8, 2009 (the “Consumer Products Sale Agreement”), among Zippo, the Company and the Company’s wholly-owned subsidiaries, RCPC, now known as RCPC Liquidating Corp., and RCC, now known as RCC, Inc.  The Consumer Products Sale Agreement provided for a purchase price of $11.1 million in cash less certain credits to which Zippo would be entitled at closing and subject to certain post-closing adjustments as described in the Consumer Products Sale Agreement.  The purchase price was adjusted to $11.3 million as a consequence of the change in the levels of current assets at closing, and was subsequently reduced by amounts due to Zippo.  The sale included the Ronson trade marks, trade name and other intellectual property and, as such, as part of the sale, the Company agreed to change its name and the names of its subsidiaries.

Also at the Special Meeting of Shareholders, the Company received shareholder approval to sell its aviation business to Hawthorne for a purchase price of approximately $9.5 million in cash subject to certain adjustments, pursuant to an asset purchase agreement, dated May 15, 2009 (the “Aviation Sale Agreement”), among Hawthorne, the Company and Ronson Aviation.  While the transaction was expected to close promptly following the satisfaction or waiver of all conditions precedent described in the Aviation Sale Agreement, certain issues relating to Hawthorne’s financing have delayed closing.  On April 23, 2010, the Company entered into an amendment to the Aviation Sale Agreement with Hawthorne to extend the closing date for completion of the sale of Ronson Aviation’s assets to Hawthorne to April 30, 2010.  The amendment also provided that the Company be permitted to offer to sell Ronson Aviation to other potential purchasers and, in addition, eliminated the $400,000 termination fee otherwise payable to Hawthorne in the event the Company contracted to sell the assets of Ronson Aviation to a third party, provided the Company sells Ronson Aviation to a third party after April 30, 2010.  As a consequence of this amendment, the Company was now free to meet with other purchasers for Ronson Aviation.  Because Hawthorne’s financing arrangements delayed and Hawthorne was unable to close, on June 23, 2010, the Company exercised its right to terminate the Aviation Sale Agreement by notifying Hawthorne that it was in default of the Aviation Sale Agreement and that the Company was exercising its right to terminate the Aviation Sale Agreement.  No termination penalties were incurred by the Company under the Aviation Sale Agreement as a result of its termination of the Aviation Sale Agreement.

As noted above, the Company has been engaged in discussions with other potential purchasers for the assets of Ronson Aviation and expects that an orderly sale of such assets will be managed under the Chapter 11 proceedings.  Upon the completion of the sale of Ronson Aviation, the Company believes that it will have sufficient funds to pay all amounts due to its secured creditors, but will have remaining liabilities to other creditors in excess of its assets.

As previously reported, in January 2009, at the request of Wells Fargo, the Company engaged Getzler Henrich & Associates, LLC, (“Getzler Henrich”) a consulting firm, to assist in managing its operations and cash requirements which engagement subsequently was expanded, in accordance with its obligations under the Forbearance Agreement, to retain Joel Getzler of Getzler Henrich as the Company’s Chief Restructuring Officer (“CRO”) responsible for operations, finance, accounting and related administrative issues, subject to the authority of and reporting to the Board.  Pursuant to the engagement, Mr. Getzler agreed to act as CRO during the period that Wells Fargo continued to make revolving advances to the Company in an amount sufficient to fund the Company’s cash flow needs.  The engagement agreement with Getzler Henrich expired on August 17, 2010, upon the filing of the bankruptcy petitions, and Mr. Getzler is no longer CRO of the Company.  The Company owes Getzler Henrich $1,995,000 in fees at August 17, 2010, the date of termination of the engagement; pursuant to the terms of the engagement, Getzler Henrich is a secured creditor as to such amounts.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K.

New Authoritative Accounting Pronouncements – The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 2:  PER COMMON SHARE DATA

The calculation and reconciliation of Basic and Diluted Earnings (Loss) per Common Share were as follows (in thousands except per share data):

	Quarter Ended June 30,
	2010			2009
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Loss from continuing operations	$(3,988)	5,084	$(.79)	$(282)	5,084	$(.05)
Loss from discontinued operations	(165)	5,084	(.03)	(199)	5,084	(.04)
BASIC	$(4,153)	5,084	$(.82)	$(481)	5,084	$(.09)
Effect of dilutive securities,
Stock options (1)		--			--
Loss from continuing operations	$(3,988)	5,084	$(.79)	$(282)	5,084	$(.05)
Loss from discontinued operations	(165)	5,084	(.03)	(199)	5,084	(.04)
DILUTED	$(4,153)	5,084	$(.82)	$(481)	5,084	$(.09)

	Six Months Ended June 30,
	2010			2009
	Earnings (Loss)	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Loss from continuing operations	$(4,364)	5,084	$(.86)	$(590)	5,084	$(.11)
Earnings (loss) from discontinued operations	2,184	5,084	.43	(1,302)	5,084	(.26)
BASIC	$(2,180)	5,084	$(.43)	$(1,892)	5,084	$(.37)
Effect of dilutive securities,
Stock options (1)		--			--
Loss from continuing operations	$(4,364)	5,084	$(.86)	$(590)	5,084	$(.11)
Earnings (loss) from discontinued operations	2,184	5,084	.43	(1,302)	5,084	(.26)
DILUTED	$(2,180)	5,084	$(.43)	$(1,892)	5,084	$(.37)

(1)      Stock options were anti-dilutive for all of the periods presented, and, therefore, were excluded from the computation and reconciliation of Diluted Earnings (loss) per Common Share for those periods.  The number of potentially anti-dilutive securities was 1,000 in the three and six month periods ended June 30, 2010.

Note 3:  SHORT-TERM DEBT

As reported in Note 1, the Company and its subsidiaries had been parties to a secured revolving credit facility with Wells Fargo entered into in May 2008.  The credit facility consisted of (1) a revolving line of credit of up to $4.0 million, subsequently changed to $2.4 million, (2) a Real Estate Term Loan of $2,922,500 and (3) an Equipment Term Loan of $837,500.  Availability under the credit facility was based on the value of the Borrowers’ receivables and inventory, and other factors, as set forth in the credit and security agreement.  The Company was a guarantor of the obligations under the credit facility.  Amounts advanced under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries, other than 34% of the Company’s interest in RCC.

The term of the credit facility was 60 months.  The revolving line of credit, including the overadvance, had a balance of $1,435,000 at June 30, 2010.  The revolving line of credit bore interest at the default rate of 3.5% over the Wells Fargo prime rate (3.25% at June 30, 2010).  The Company paid fees to Wells Fargo that are customary for facilities of this type.  The credit facility contained minimum tangible net worth, minimum net income, minimum net cash flow and other financing covenants, certain restrictions on capital expenditures, as well as affirmative and negative covenants and events of default customary for facilities of this type.

Over the course of the credit facility and, as a result of events of default under the credit facility, Wells Fargo increased the interest rate charged on the loans outstanding by 3% and reduced the amounts available to be borrowed under the revolving line of credit.  As noted above, in December 2008, Wells Fargo required that the Company engage a restructuring consultant to review and monitor the Company’s operation.

As disclosed in Note 1 above, on March 30, 2009, the Company, its subsidiaries and Wells Fargo entered into a forbearance agreement, which was subsequently amended numerous times.  Under the most recent amendment, Wells Fargo agreed not to assert existing events of default under the Company’s credit facilities with Wells Fargo through August 16, 2010, or such earlier date determined under the forbearance agreement and agreed to make available to the Company an overadvance facility in the amount of up to $2,275,000 to supplement the Company’s credit line, the maximum amount of which has been adjusted to $2.5 million provided that, during the forbearance period, the Company would continue to be obligated for interest at the default rate under the credit and term loan facilities, except for interest on overadvances that accrued at the bank’s prime rate plus 8% per annum.  Additionally, in order to obtain the various extensions and amendments to the Forbearance Agreement, the Company was required to pay a forbearance fee in the amount of $500,000 which was charged as an advance under the credit line on May 7, 2010 and an additional fee of $225,000, as an advance under the credit line, in August 2010.  Refer to Note 11 Subsequent Events below.

In the third quarter of 2008 and the first quarter of 2009, the Company’s President and CEO provided loans to the Company totaling about $300,000, due on demand with interest at the prime rate minus one-half percent (2.75% at June 30, 2010).

Note 4:  LONG-TERM DEBT

On May 30, 2008, the Company obtained two term loans from Wells Fargo as part of the Wells Fargo facility (refer to Note 3 above), an Equipment Term Loan in the original amount of $837,500, which was repaid from the proceeds of the sale of the consumer products business, and a Real Estate Term Loan in the original amount of $2,922,500 with a balance of $1,182,000 as of June 30, 2010.  The Real Estate Term Loan was payable in 60 equal monthly principal payments of about $16,000 plus interest.  The interest rate for the Real Estate Term Loan, originally the prime rate plus 1%, was increased to the prime rate plus 4%, effective July 1, 2008.  The total due under the Real Estate Term Loan as of June 30, 2010 was about $1,183,000.

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

Revolving loan	$2,574
Equipment term loan	564
Real estate term loan	--
Escrow amount previously held by Wells Fargo	2,752
Total paid to Wells Fargo	$5,890

In addition, $2,275,000 of the proceeds was used to repay the mortgage loan in full, including interest and fees, which the Company had with Capital One Bank, N.A.  In April 2010, $1,367,000 from the above noted escrow held by Wells Fargo was applied by Wells Fargo to the Real Estate Term Loan and the remaining $1,385,000 from the escrow was also applied by Wells Fargo to the revolving loan.

Note 5:  COMMITMENTS and CONTINGENCIES

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

The liability for these estimated costs and expenses as recorded in the financial statements at June 30, 2010, and December 31, 2009, was approximately $500,000 based on the lower limit of the range of costs as projected by the Company and its consultants.  The estimated upper limit of the range of costs was discounted at approximately $600,000 above the lower limit.

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

In 1999 Ronson Aviation completed the installation of a new fueling facility and ceased use of most of its former underground storage tanks.  The primary underground fuel storage tanks formerly used by Ronson Aviation were removed in 1999 as required by the NJDEP.  Related contaminated soil was removed and remediated. In 2000 initial groundwater tests were completed.  Ronson Aviation’s environmental consultants have advised the Company that the preliminary results of that testing indicate that no further actions should be required.  The extent of groundwater contamination cannot be determined until final testing has been completed and accepted by the NJDEP.  The Company intends to vigorously pursue its rights under the leasehold and under the statutory and regulatory requirements.  Since the amount of additional costs, if any, and their ultimate allocation cannot be fully determined at this time, an estimate of additional loss, or range of loss, if any, that is reasonably possible, cannot be made.  Thus, the effect on the Company’s financial position or results of future operations cannot yet be determined, but management believes that the effect will not be material.

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

On December 30, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) filed a complaint in the United States District Court for the District of New Jersey alleging that the Ronson Corporation Retirement Plan (“Retirement Plan”) would be unable to pay benefits when due.  The complaint sought to have the Retirement Plan terminated effective December 30, 2009, and to have the PBGC appointed trustee of the Retirement Plan.  The PBGC advised the Company that the claim amount against the Company had been determined to total approximately $4,565,000, consisting of an unfunded benefit liability and required contributions of about $2,836,000 and a pension liability insurance termination premium of $1,729,000.  On July 12, 2010, the Company terminated the Retirement Plan pursuant to two agreements with the PBGC, a Settlement Agreement and an Agreement for Appointment of Trustee and Termination of the Plan.  The Settlement Agreement provides that the PBGC has an unsecured claim against the Company, RCPC, Ronson Aviation and RCC in the aggregate amount of $4,410,000.  The claim is composed of unfunded pension benefit liabilities of $2,509,000, minimum funding contribution of $258,000, and a termination premium of $1,643,000.  The Agreement for Appointment of Trustee and Termination of the Plan provides that the Plan is terminated effective December 30, 2009, and that the PBGC is appointed Trustee of the Plan.  The Company’s pension liability pursuant to the termination increased to an aggregate $4,410,000 from the pension liability recorded by the Company at the date of the settlement of $2,684,000.  The increase is composed of $83,000 as a result of different actuarial assumptions used at termination and of the termination premium imposed of $1,643,000.

In June 2009, the Company vacated its leased office space in Somerset, NJ; in March 2010, RCPC vacated its leased warehouse space in Dayton, NJ; and in March 2010, RCC vacated its leased office and warehouse space in Mississauga, ON.  If the Company were to be obligated for the rent over the remaining lease terms, the additional liability would be approximately $672,000.
Note 6:  INDUSTRY SEGMENTS INFORMATION

The Company had two reportable segments:  consumer products and aviation services.  As discussed above, on May 15, 2009, the Company entered into the Aviation Sale Agreement to sell substantially all of the assets of Ronson Aviation.  Also, on February 2, 2010, the Company sold substantially all of the assets of its consumer products segment.  Therefore, all operations of the two reportable segments have been classified as discontinued operations in all periods presented.

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

Changes in the components of Other Comprehensive (Income) Loss and in Accumulated Other Comprehensive Loss were as follows (in thousands):

Quarter Ended June 30, 2010 and 2009

	Foreign Currency Translation Adjustments	Net Pension Loss	Prior Service Cost	Accumulated Other Comprehensive Loss
Balance at March 31, 2010	$(10)	$2,693	$24	$2,707
Current period (income)loss	(1)	1,726	--	1,725
Recognized as components of net periodic benefit cost	--	(108)	(1)	(109)
Loss recognized upon termination of the pension plan	--	(6,138)	--	(6,138)
Prior service cost recognized under termination of the pension plan	--	--	(41)	(41)
Income tax expense	--	1,827	16	1,843
Balance at June 30, 2010	$(11)	$--	$(2)	$(13)

Balance at March 31, 2009	$(3)	$2,689	$27	$2,713
Current period loss	(4)	--	--	(4)
Recognized as components of net periodic benefit cost	--	(104)	(3)	(107)
Income tax expense	2	41	--	43
Balance at June 30, 2009	$(5)	$2,626	$24	$2,645

Six Months Ended June 30, 2010 and 2009

	Foreign Currency Translation Adjustments	Net Pension Loss	Prior Service Cost	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(16)	$2,758	$24	$2,766
Current period loss	8	1,726	--	1,734
Recognized as components of net periodic benefit cost	--	(216)	(2)	(218)
Loss recognized upon termination of the pension plan	--	(6,138)	--	(6,138)
Prior service cost recognized under termination of the pension plan	--	--	(41)	(41)
Income tax expense	(3)	1,870	17	1,884
Balance at June 30, 2010	$(11)	$--	$(2)	$(13)

Balance at December 31, 2008	$(4)	$2,752	$27	$2,775
Current period loss	(2)	--	--	(2)
Recognized as components of net periodic benefit cost	--	(209)	(4)	(213)
Income tax expense (benefits)	1	83	1	85
Balance at June 30, 2009	$(5)	$2,626	$24	$2,645

Note 8:  STATEMENTS OF CASH FLOWS

Instruments having an original maturity of less than 90 days are considered cash equivalents for purposes of the accompanying Consolidated Statements of Cash Flows.

Supplemental disclosures of cash flow information are as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cash Payments for:
Interest	$250	$343
Income Taxes	4	2
Financing & Investing Activities
Not Affecting Cash: None

Note 9:  RETIREMENT PLANS

The Company’s Consolidating Statements of Operations included pension expense consisting of the following components (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$5	$6	$11	$12
Interest cost	46	81	118	163
Expected return on plan assets	(25)	(39)	(62)	(79)
Recognized actuarial losses	72	104	181	209
Recognized prior service cost	1	1	2	2
Net pension expense	$99	$153	$250	$307

Contributions to the Retirement Plan during 2010 are expected to be as follows (in thousands):

Paid in the six months ended June 30, 2010	$69
The balance of 2010 *	--
Total expected to be paid in the year ending December 31, 2010	$69

The Company’s contributions to the Retirement Plan in the six months ended June 30, 2009 totaled $107,000.

* Under the terms of the Settlement Agreement with the PBGC, the PBGC has an unsecured claim against the Company in the aggregate amount of $4,410,000.  Refer to Note 5 above.

Note 10:  DISCONTINUED OPERATIONS

On May 15, 2009, the Company entered into the Aviation Sale Agreement with Ronson Aviation and Hawthorne for the sale of substantially all of the assets of the Company’s aviation business, other than specified assets including cash and cash equivalents and accounts receivable (refer to Note 1 above).

On February 2, 2010, subsequent to the receipt of shareholder approval of the Consumer Products Sale Agreement to sell substantially all of the assets of the Company’s consumer products business, the Company completed the sale of the Company’s consumer products business to Zippo for an adjusted sale price of $10,478,000 in cash.  The purchase price was adjusted from $11.1 million to $11.3 million as a consequence of the change in the levels of current assets at closing, which was subsequently reduced by amounts due to Zippo of $840,000.  (Refer to Note 1 above.)  The assets sold included rights to the “Ronson” name and trademarks.  Of the proceeds, $1.35 million is being held in escrow to secure the Company’s indemnification obligations under the Consumer Products Sale Agreement for a period of twelve months and longer in specified events.

The carrying amount of the assets and liabilities of discontinued operations at June 30, 2010 and December 31, 2009, were as follows (in thousands):

	June 30, 2010	December 31, 2009
Current assets of discontinued operations:
Cash	$109	$40
Accounts receivable, net	207	1,102
Inventories	257	1,843
Other current assets	2,471	3,434
Total	$2,994	$6,419

Other assets of discontinued operations:
Property, plant and equipment, net	3,278	5,325
Other assets	2,159	3,511
Total	$5,437	$8,836

Current liabilities of discontinued operations:
Short-term debt	1,434	2,736
Current portion of long-term debt & leases	1,226	5,418
Accounts payable	1,928	3,081
Accrued expenses	1,351	3,458
Total	$5,939	$14,693

Other long-term liabilities of discontinued operations:
Long-term debt and leases	84	95
Other long-term liabilities	221	381
Total	$305	$476

Net Sales of Discontinued Operations in the periods presented were as follows (in thousands):

Quarter Ended		Six Months Ended
June 30,		June 30,
2010	2009	2010	2009
$2,087	$5,724	$6,931	$9,248

Note 11: SUBSEQUENT EVENT

On August 17, 2010, the Company, and certain of its wholly-owned subsidiaries, RCPC and Ronson Aviation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Trenton, New Jersey (the “Bankruptcy Court”).  The bankruptcy case is being administered under the caption, In re RCLC, Inc. f/k/a Ronson Corporation, et al., Case No. 10-35313 (MBK).  The Company’s foreign subsidiary, RCC, is not included in the filing.  The filing of the petitions places an automatic stay that restrains most actions that a creditor could commence or continue against the Company or the filing subsidiaries and their assets, under applicable bankruptcy law, without the permission of the Bankruptcy Court.  The bankruptcy filing was done with the approval of the Company’s senior secured lender, Wells Fargo.

After extensively exploring alternatives following thorough consultation with its legal and financial advisors, the Company’s Board of Directors determined that an orderly sale of the Company’s assets through a Chapter 11 process is the most prudent and effective means of maximizing value for the Company’s stakeholders.  The bankruptcy petitions are part of ongoing actions taken by the Company to sell off its assets and subsidiaries, wind up its business, and attempt to preserve the value of the Company for its stakeholders.

The Company and its subsidiaries filed customary “First Day Motions” seeking assurances from the Bankruptcy Court that (a) its employees will continue to receive their usual pay and benefits on an uninterrupted basis, (b) that Ronson Aviation will continue to honor obligations to its customers in the ordinary course and (c) seeking approval of debtor-in-possession financing for which the Company had received a commitment from Wells Fargo.  All first day motions were approved by the Bankruptcy Court on August 19, 2010.  The Bankruptcy Court approved, on an interim basis, debtor-in-possession financing under a Debtor-in-Possession Credit and Security Agreement by and among the Company, RCPC, Ronson Aviation, RCC, and Wells Fargo (the “DIP Financing Agreement”), dated August 19, 2010.  Under the DIP Financing Agreement, Wells Fargo will provide revolving advances based on the levels of accounts receivable and inventory of Ronson Aviation and an accommodation overadvance of up to $2,450,000.  The total credit line cannot exceed $2,700,000.  The total revolving loan and accommodation overadvance outstanding at August 17, 2010, totaled approximately $2,438,000.  The revolving advances bear interest at the rate of prime plus 3.5% and the accommodation overadvance bears interest at the rate of prime plus 8%.  The loans are secured by all of the assets of the Company, RCPC, and Ronson Aviation and the guaranty of RCC.

The commitment of Wells Fargo to continue to provide funding under the DIP Financing Agreement is contingent upon the Company meeting certain milestones in the process of the sale of Ronson Aviation.  The DIP Agreement is subject to final approval by the Bankruptcy Court and, assuming such approval is granted, will expire on October 1, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Second Quarter 2010 compared to Second Quarter 2009 and First Half 2010 Compared to First Half 2009.

In March 2009, the Company announced its plan to divest its aviation business.  On October 8, 2009, the Company entered into an agreement to sell substantially all of the assets of its consumer products business and subsequently completed such sale on February 2, 2010.  Therefore, the operations of the Company’s consumer products business and its aviation business have been classified as discontinued in the Consolidated Statements of Operations contained in the Company’s Consolidated Financial Statements.  The results of continuing operations include only the Company.

The Company’s Loss from Continuing Operations before Income Taxes was $(6,645,000) in the second quarter of 2010 as compared to $(460,000) in the second quarter of 2009.  The Company had a Loss from Continuing Operations before Income Taxes in the first half of 2010 of $(7,265,000) as compared to $(964,000) in the first half of 2009.  The Loss from Continuing Operations before Income Taxes in the second quarter and first half of 2010 included a loss on the termination of the Ronson Corporation Retirement Plan of $6,046,000, as described more fully below.  The Company had a Loss from Discontinued Operations in the second quarter of 2010 of $(165,000) as compared to $(199,000) in the second quarter of 2009 and a Loss from Discontinued Operations in the first half of 2010 of $(964,000) as compared to $(1,302,000) in the first half of 2009.  The Company had a gain on the Sale of Discontinued Operations of $3,148,000 from the sale of the Company’s consumer products business which closed in the first quarter of 2010.

Continuing Operations

Because the operations of RCPC, RCC and Ronson Aviation are classified as discontinued, the Company’s continuing operations are the Company’s corporate costs and expenses.

The Company’s General and Administrative Expenses increased in the second quarter of 2010 to $492,000 from $293,000 in the second quarter of 2009 and increased to $972,000 in the first half of 2010 from $632,000 in the first half of 2009 primarily because certain general and administrative expenses which had been allocated to the consumer products business in 2009 were included in the corporate expenses in 2010.

The Nonrecurring Loss on Termination of Retirement Plan of $6,046,000 is the loss recognized as a result of the settlement with the PBGC terminating the Retirement Plan.  The loss is composed of:  increase of $1,544,000 in the pension liability and $4,502,000 due to the recognition of previously unrecognized pension losses included in Accumulated Other Comprehensive Loss.

Discontinued Operations

As discussed above, the Company’s discontinued operations include the operations of the Company’s consumer products business and aviation business in all periods presented.

The Company had a gain on the sale of its consumer products business of $3,148,000, as follows (in thousands):

Gross sale price	$11,318
Less transaction costs:
Professional fees	1,216
Other costs related to the sale	351
Proceeds, net of expenses	9,751
Book value of assets sold	4,259
Gain on sale of assets, prior to income tax effect	5,492
Income tax expense	2,344
Gain on sale of assets net of income tax effect	$3,148

The Losses from Discontinued Operations in the quarters ended June 30, 2010 and 2009 were composed of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consumer Products
Net sales	--	$3,507	--	$5,249
Gross profit	--	1,411	--	1,531
Loss from operations	(45)	(49)	(549)	(1,090)
Interest expense (income)	--	107	56	195
Other – net (income)expense	(52)	74	451	321
Earnings (Loss) before intercompany charges and income taxes	7	(230)	(1,056)	(1,606)
Income tax (expense)benefits	(8)	73	439	612
Loss from discontinued operations of Consumer Products	(1)	(157)	(617)	(994)

Aviation
Net sales	$2,086	$2,217	$4,116	$3,999
Gross profit	535	597	905	1,022
Loss from operations	(209)	(20)	(417)	(190)
Interest expense	51	57	127	109
Other – net	10	10	27	266
Loss before intercompany charges and income taxes	(270)	(87)	(571)	(565)
Income tax benefits	107	45	226	258
Loss from discontinued operations of Aviation	(163)	(42)	(345)	(307)
Other	(1)	-	(2)	(1)
Loss from discontinued operations	$(165)	$(199)	$(964)	$(1,302)

Increased professional fees related to financing included in loss from operations above
Consumer Products	$16	$313	$284	$579
Aviation	514	341	823	667
Total	$531	$654	$1,107	$1,246

Forbearance fee to Wells Fargo included in other-net above
Consumer Products	$-	$22	$-	$225
Aviation	-	28	-	275
Total	$-	$50	$-	$500

In the consumer products business, the net sales in the first half of 2010 included approximately $1,680,000 related to shipments to Zippo in the fourth quarter of 2009, for which the recognition of the revenues were deferred until the closing on the sale of the business.  The related cost of sale, previously deferred, was approximately equal to the revenue.

The Other-net in the first half of 2010 included costs of the write-off of $131,000 of unamortized loan costs, previously deferred, and, of the write-off of $287,000 of the book value of abandoned leasehold improvements at the facilities leased by the consumer products business in Dayton, NJ and Mississauga, Ontario, Canada, both of which the Company vacated in March 2010.

In the aviation business, net sales improved in the second quarter and first half of 2010 as compared to the second quarter and first half of 2009, primarily due to an increase in the price of aircraft fuel sold.  The cost of fuel sold increased by about the same amount.
FINANCIAL CONDITION

The Company's Stockholders' Deficiency decreased to $4,190,000 at June 30, 2010 from $4,789,000 at December 31, 2009.  The decrease of $599,000 in the Stockholders’ Deficiency was primarily due to the gain on the sale of the consumer products business in February 2010 substantially offset by the $(1,037,000) effect on the Stockholders’ Deficiency of the loss on the termination of the pension plan.  Of the total after-tax loss on the termination of the pension plan, $(2,674,000) had previously increased the Stockholders’ Deficiency as a component of Accumulated Other Comprehensive Loss.

The Company had a deficiency in working capital of $11,362,000 at June 30, 2010, as compared to $12,649,000 at December 31, 2009.  The increase in working capital due to the gain on the sale of the consumer products business was substantially offset by the classification of the settlement with the Pension Benefit Guaranty Corporation as a current liability as compared to the pension liability which had previously been included in Other Long-term Liabilities.

The Company’s independent registered public accountants’ report on the Company’s financial statements for the year ended December 31, 2009, includes a statement that there is a substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred losses from operations and has a Stockholders’ Deficiency and working capital deficiency.

On March 30, 2009, the Company and its wholly-owned subsidiaries entered into a Forbearance Agreement with Wells Fargo under which Wells Fargo agreed not to assert existing events of default under the Company’s credit facilities for specified periods unless earlier terminated if the Company, among other things, were to breach the Forbearance Agreement.  As fully disclosed in prior filings, the Forbearance Agreement was subsequently amended numerous times, with the most recent dated August 10, 2010, to provide, in each case, extensions of the forbearance period and, in some cases, for additional credit availability.  It  has been the Company’s intention to sell its assets pursuant to two asset sale transactions which were approved by the Company’s shareholders in February 2010.  The sale of the Company’s consumer products business was consummated in February and, following the consummation of that sale Wells Fargo was repaid a portion of its loan balances, interest and fees in the amount of approximately $3.138 million.  Unfortunately, the Company’s contemplated sale of the assets of Ronson Aviation to Hawthorne was not consummated due to Hawthone’s inability to secure the financing to complete the transaction.  As such, certain subsequent amendments to the Forbearance Agreement further provided that Wells Fargo’s forbearance was conditioned upon, among other things, the Company taking certain steps to effect a sale of such assets, including engaging an investment banking firm to market Ronson Aviation to other potential purchasers.  Under the Forbearance Agreement as most recently amended, the overadvance limit was $2,275,000 and the maximum revolving credit line is $2,500,000 and Wells Fargo agreed to extend the forbearance period through August 16, 2010.  The Company has engaged an investment banking firm acceptable to Wells Fargo to market Ronson Aviation and has been in discussions with potential purchasers but progress towards a sale has not been expeditious and, as a consequence, continued financing from Wells Fargo became increasingly prohibitive.  Accordingly, after extensive deliberation, the Company’s Board of Directors determined that a sale through a Chapter 11 process was the most prudent and effective course of action and, as noted above, proceedings were filed on August 17, 2010.  The Forbearance Agreement was terminated upon the filing of the bankruptcy petitions and Wells Fargo has committed to provide debtor-in-possession financing on an interim basis as approved by the Bankruptcy Court on August 19, 2010.  Refer to Notes 1 and 3 through 5 of the Notes to Consolidated Financial Statements above.

In connection with the commencement of the Chapter 11 process, Wells Fargo has provided a commitment to provide debtor-in-possession financing which has been approved by the Bankruptcy Court on an interim basis.  The commitment of Wells Fargo to continue to provide debtor-in-possession financing is conditioned upon the Company meeting certain milestones in the process of the sale of Ronson Aviation through the final expiration of the DIP Financing Agreement on October 1, 2010.  Should the Company not succeed in meeting those milestones in the consummation of the aviation sale transaction, the Company does not have a commitment from Wells Fargo to extend the debtor-in-possession financing.  In the event of acceleration of its indebtedness to Wells Fargo, the Company would not have sufficient cash resources to pay such amounts.  There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

As previously reported, on February 2, 2010, the Company completed the sale of its consumer products business to Zippo pursuant to the Consumer Products Sale Agreement entered into on October 8, 2009, with Zippo for the sale of substantially all of the assets of the Company’s consumer products business.  Under the terms of the Consumer Products Sale Agreement, the assets were to be sold for a purchase price of $11.1 million in cash less certain credits to which Zippo would be entitled at closing and subject to certain post-closing adjustments as described in the Consumer Products Sale Agreement.  The purchase price was adjusted to $11.3 million as a consequence of the change in the levels of current assets at closing, which was subsequently reduced by amounts due to Zippo as set forth below.  The proceeds from the sale were utilized as follows (in thousands):

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

Also, as previously reported, on May 15, 2009, the Company entered into the Aviation Sale Agreement with Hawthorne for the sale of substantially all of the assets of the Company’s aviation business (other than specified assets including cash and cash equivalents and accounts receivable).  The Aviation Sale Agreement provided for a purchase price of $9.5 million in cash, $0.5 million of which would be held in escrow for a period of 15 months after closing to secure indemnification claims against the Company.  While the transaction was expected to close promptly following the satisfaction or waiver of all conditions precedent described in the Aviation Sale Agreement, certain issues relating to Hawthorne’s financing delayed closing.  On April 23, 2010, the Company entered into an amendment to the Aviation Sale Agreement with Hawthorne to extend the closing date for completion of the sale of Ronson Aviation’s assets to Hawthorne to April 30, 2010.  The amendment also provided that the Company be permitted to offer to sell Ronson Aviation to other potential purchasers and, in addition, eliminated the $400,000 termination fee otherwise payable to Hawthorne in the event the Company contracted to sell the assets of Ronson Aviation to a third party provided the Company sells Ronson Aviation to a third party after April 30, 2010.  Because Hawthorne was unable to commit to a final closing date, the Company terminated the Hawthorne agreement on June 23, 2010.

The Company currently intends to use the net cash proceeds of the sale of its aviation business to repay outstanding indebtedness, including pension plan liabilities, accounts payable and accrued expenses (including amounts owed to officers and directors and their affiliates) subject to applicable law.  Based on the Company’s outstanding obligations and estimated obligations through a closing of the sale of Ronson Aviation, the Company believes that the utilization of the proceeds from the sale will result in satisfaction of the Company’s indebtedness secured by the assets sold, but the remaining cash proceeds will not be sufficient to satisfy all of the Company’s other obligations.  The Company does not anticipate distribution to the shareholders of the proceeds of the sale transactions.

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

Based on the amount of the loans outstanding and levels of accounts receivable and inventory at June 30, 2010, the Company’s subsidiaries had unused borrowings available at June 30, 2010, of about $246,000 under the Wells Fargo line of credit and overadvance described above in effect on that date (prior to the subsequent amendments to the Forbearance Agreement and the debtor-in-possession financing).

The Company’s Accounts Payable increased in the first half of 2010 due to the deferral of payments to Getzler Henrich.  The Company’s Accrued Expenses decreased in the first half of 2010 due to the payment to Wells Fargo of the previously accrued forbearance fee of $500,000 and the classification of about $408,000 of accrued pension liability into the Settlement with the PBGC, partially offset by the accrual of deferred compensation due to the Company’s officers.

Other Current Assets of Discontinued Operations increased in the first half of 2010 primarily due to the escrow funds of $1.35 million from the sale of the consumer products business to Zippo.  The Accounts Receivable, Inventories, and Property, Plant and Equipment of Discontinued Operations were reduced due to the sale of those assets to Zippo. The Other Assets of Discontinued Operations declined in the first quarter of 2010 due to the reduction in deferred income tax assets because of the utilization of net operating loss carryforwards with the gain on the sale of the consumer products business.  The Current Liabilities of Discontinued Operations decreased in the first quarter of 2010 due primarily to the payments to Wells Fargo and to payments of accounts payable and accrued expenses out of the proceeds from the sale.  (Refer to Note 10 Discontinued Operations in the Notes to Consolidated Financial Statements above).

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

PENSION BENEFIT GUARANTY CORPORATION v. RONSON CORPORATION.  On July 12, 2010, the Company and certain of its subsidiaries entered into a settlement agreement (the “Settlement Agreement”) with the Pension Benefit Guaranty Corporation (the “PBGC”) to settle the previously disclosed litigation commenced by the PBGC on December 30, 2009 in the Federal District Court for the District of New Jersey seeking entry of a decree (1) adjudicating that the Ronson Corporation Retirement Plan (the “Retirement Plan”) be terminated, (2) appointing the PBGC as the statutory trustee of the Plan, (3) establishing December 30, 2009 as the termination date of the Retirement Plan and (4) directing the Company and any other person or entity having possession, custody or control of any records, assets or other property pertaining to the Retirement Plan to transfer, convey and deliver them to the PBGC.  In connection with the settlement, an Agreement for Appointment of Trustee and Termination of Plan (the “Termination Agreement”) was also entered into by the Company and the PBGC.

The Settlement Agreement, which includes the Company and its subsidiaries, RCPC, Ronson Aviation and RCC, as parties, settles the PBGC’s claims against the Company and such subsidiaries and provides that the PBGC waives any secured claims and maintains general unsecured claims against the Company, RCPC, Ronson Aviation and RCC in the aggregate amount of $4,410,361 which claims are comprised of unfunded pension benefit liabilities of $2,508,672, minimum funding contributions of $258,491 and a termination premium of $1,643,198.  The Termination Agreement provides that the Retirement Plan is terminated effective December 30, 2009 and that the PBGC is appointed Trustee of the Retirement Plan allowing the PBGC to take title to and control over the Plan assets.  Under the Settlement Agreement, the PBGC acknowledges that a buyer of the assets of RCPC, Aviation and/or RCC will not be deemed a successor and will not have any liability to the PBGC for these claims or to the Retirement Plan so long as the buyer purchases such assets in an arm’s length transaction and is not an affiliate of the Company or such subsidiaries.

IN RE RCLC, INC. F/K/A RONSON CORPORATION, ET AL.  See disclosure under Item 5 below.

ITEM 5 – OTHER INFORMATION

a.         Information required to be disclosed in a Current Report on Form 8-K.  Disclosure is provided under the Item numbers applicable under Form 8-K.

Item 1.01 – Entry into a Material Definitive Agreement

On August 19, 2010, the Bankruptcy Court approved, on an interim basis, debtor-in-possession financing under a Debtor-in-Possession Credit and Security Agreement by and among the Company, RCPC, Ronson Aviation, RCC, and Wells Fargo, dated August 19, 2010 (the “DIP Financing Agreement”).  Under the DIP Financing Agreement, Wells Fargo will provide revolving advances based on the levels of accounts receivable and inventory of Ronson Aviation and an accommodation overadvance up to $2,450,000.  The total credit line cannot exceed $2,700,000.  The total revolving loan and accommodation overadvance outstanding at August 17, 2010, were about $2,438,000.  The revolving advances bear interest at the rate of prime plus 3.5% and the accommodation overadvance bears interest at the rate of prime plus 8%.  The loans are secured by all of the assets of the Company, RCPC, and Ronson Aviation and the guaranty of RCC.

The commitment of Wells Fargo to continue to provide funding under the DIP Financing Agreement is contingent upon the Company meeting certain milestones in the process of the sale of Ronson Aviation.  The DIP Financing Agreement is subject to final approval by the Bankruptcy Court and, assuming such approval is received, will expire on October 1, 2010.  Should the Company not succeed in meeting those milestones in the consummation of the aviation sale transaction, the Company does not have a commitment from Wells Fargo to extend the debtor-in-possession financing.  In the event of acceleration of its indebtedness to Wells Fargo, the Company would not have sufficient cash resources to pay such amounts.  There can be no assurance that the Company will be able to obtain an extension of its arrangements with Wells Fargo, arrange additional financing or complete its divestiture plans, within its anticipated time frame or on terms acceptable to it.

The foregoing summary set forth in response to this Item 1.01 does not purport to be complete and is qualified in its entirety by reference to the text of the disclosure under Item 1.03 below and the full text of the amendment to the DIP Financing Agreement attached as Exhibit 10.1 to this Form 10-Q.

Item 1.02 – Termination of a Material Definitive Agreement

Upon the filing by the Company, RCPC, and Ronson Aviation of voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 17, 2010 and the subsequent interim approval of debtor-in-possession financing with Wells Fargo, the Company’s prior Forbearance Agreement with Wells Fargo terminated.  In addition, pursuant to the terms of the Company’s engagement arrangements with Getzler Henrich, such arrangements also terminated upon the filing of petitions with the Bankruptcy Court.  Getzler Henrich remains a secured creditor of the Company in the amount of approximately $1,995,000.

Item 1.03 – Bankruptcy or Receivership

On August 17, 2010, the Company and certain of its wholly-owned subsidiaries, RCPC and Ronson Aviation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey in Trenton, New Jersey.  The bankruptcy case is being administered under the caption, In re RCLC, Inc. f/k/a Ronson Corporation, et al., Case No. 10-35313 (MBK).  The Company’s foreign subsidiary, RCC, Inc. is not included in the filing.  The filing of the petitions places an automatic stay that restrains most actions that a creditor could commence or continue against the Company or the filing subsidiaries and their assets, under applicable bankruptcy law, without the permission of the Bankruptcy Court.  The Company and its subsidiaries continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  The bankruptcy petitions are part of ongoing actions taken by the Company to sell off its assets and subsidiaries, wind up its business, and attempt to preserve the value of the Company for its stakeholders.

The Company and its subsidiaries filed customary “First Day Motions” seeking assurances from the Bankruptcy Court that (a) its employees will continue to receive their usual pay and benefits on an uninterrupted basis, (b) that Ronson Aviation will continue to honor obligations to its customers in the ordinary course and (c) seeking approval of debtor-in-possession financing for which the Company had received a commitment from Wells Fargo.  All first day motions were approved by the Bankruptcy Court on August 19, 2010.  The DIP Financing Agreement, attached to this Form 10-Q as Exhibit 10.1, provides a revolving line of credit of up to $2,700,000, including an amount based on levels of accounts receivable and inventories of Ronson Aviation and an accommodation overadvance of up to $2,450,000.

The foregoing summary set forth in response to this Item 1.03 does not purport to be complete and is qualified in its entirety by reference to the text of the disclosure under Item 1.01 above and the full text of the amendment to the DIP Financing Agreement attached as Exhibit 10.1 to this Form 10-Q.

On August 18, 2010, RCLC issued a press release announcing the Chapter 11 bankruptcy filing.  A copy of the press release is attached to this Current Report on Form 8-K as Exhibit 99.1 and is incorporated herein by this reference.

Item 2.04 – Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement.

The filing of the Chapter 11 bankruptcy case described in Item 1.03 above constituted an event of default or otherwise triggered repayment obligations under certain instruments and agreements relating to direct financial obligations of the Company and its subsidiaries (the “Debt Documents”) and, as a result, the obligations under the Debt Documents became automatically and immediately due and payable.  The Company believes that any efforts to enforce the payment obligations under these Debt Documents are stayed as a result of the filing of the bankruptcy proceedings.  The Debt Documents and the approximate amount of debt currently outstanding thereunder are as follows:

(1)  $3,587 million of loans due under that certain Credit and Security Agreement, dated as of May 30, 2008, among the Company and its subsidiaries and Wells Fargo, which loan is secured by substantially all assets of the Company and its subsidiaries;

(2)  $1.995 million due to Getzler Henrich & Associates LLC under the engagement agreement, dated March 30, 2009, between the Company and Getzler Henrich, which debt is secured by substantially all assets of the Borrowers, subordinated to the interest of Wells Fargo;

(3)  $4,672 due to U.S. Bancorp under that certain Equipment Lease, dated June 2006, between Ronson Aviation and US Bancorp, which debt is secured by the equipment leased thereunder;

Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

As described in Item 1.02 above, the engagement of Getzler Henrich and the appointment of Joel Getzler as CRO of the Company in connection therewith expired on August 17, 2010, upon the Company’s filing of petitions in the Bankruptcy Court.  As such, Joel Getzler ceased to serve as the Company’s Chief Restructuring Officer.

ITEM 6 – EXHIBITS

a.                      Exhibits.

10.1  Debtor-in-Possession Credit and Security Agreement by and among the Company, RCPC, Ronson Aviation, RCC, and Wells Fargo, dated August 19, 2010.

31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

99.1  Press release issued August 18, 2010, “Ronson Corporation (n/k/a RCLC, Inc.) Files for Chapter 11 Bankruptcy Protection

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCLC, INC.

Date: August 23, 2010	/s/ Louis V. Aronson, II
Louis V. Aronson, II
President and Chief Executive Officer

(Signing as Duly Authorized
Officer of the Registrant)

Date: August 23, 2010	/s/ Daryl K. Holcomb
Daryl K. Holcomb, Vice President,
Chief Financial Officer and
Controller

(Signing as Chief Financial
Officer of the Registrant)